Form 10QSB
period 2001-03-31
SEGWAY III CORP
filed 2001-05-14
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                       For the transition period from to

                          Commission File No. 000-30311

                                SEGWAY III CORP.
                 (Name of Small Business Issuer in Its Charter)

                                   New Jersey
                        (State of Other Jurisdiction of
                         Incorporation or Organization)

                                   22-3719165
                                (I.R.S. Employer
                              Identification No.)

               4400 Route 9 South, 2nd Floor, Freehold, NJ 07728
              (Address of Principal Executive Offices) (Zip Code)

                                 (732) 409-1212
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2001 the Company had 5,250,000 shares of Common Stock outstanding, $0.0001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                                SEGWAY III CORP.

                              FINANCIAL STATEMENTS

                              AS OF March 31, 2001

                                Segway III Corp.
                     Financial Statements Table of Contents

FINANCIAL STATEMENTS                                  Page #


         Balance Sheet                                    1


         Statement of Operations and Retained Deficit     2


         Statement of Stockholders' Equity                3

         Cash Flow Statement                              4


         Notes to the Financial Statements              5-7

                                SEGWAY III CORP.
                                  BALANCE SHEET

                            As of March 31, 2001, and
                                December 31, 2000

                                     ASSETS
CURRENT ASSETS
                                                                        March 31, 2001 December 31, 2000
                                                                        -------------- -----------------
             Cash                                                             $  40    $  88
                                                                              -----    -----

                               TOTAL ASSETS                                   $  40    $  88
                                                                              =====    =====

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                                     $ 275    $ 175
                                                                              -----    -----

                               TOTAL LIABILITIES                                275      175
                                                                              -----    -----

STOCKHOLDERS' EQUITY

             Common Stock - par value $0.0001;

              100,000,000 shares authorized;

              5,250,000 issued and outstanding                                  750      750

                   Preferred Stock - Par value $0.0001;

              20,000,000 shares authorized;

              none issued and outstanding                                         0        0

                   Retained earnings                                           (985)    (837)
                                                                              -----    -----
                     Total stockholder's equity                                (235)     (87)
                                                                              -----    -----
                     TOTAL LIABILITIES AND EQUITY                             $  40    $  88
                                                                              =====    =====


              The accompanying notes are an integral part of these
                             financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS

    For The Three Months Ended March 31, 2001 and March 31, 2000 (Inception),
             From March 31, 2000 (Inception) through March 31, 2001

                                            March 31,    March 31,     From Inception
                                             2001         2000
                                             ----         ----
REVENUE                    Sales           $        0    $        0    $        0
                           Cost of sales            0             0             0
                                           ----------    ----------    ----------

     GROSS PROFIT                                   0             0             0

     GENERAL AND ADMINISTRATIVE EXPENSES          148             0           985
                                           ----------    ----------    ----------

     Net loss                                    (148)            0         (985)

     Retained Deficit, Beginning Balance         (837)            0             0
                                           ----------    ----------    ----------

     Retained Deficit, Ending Balance            (985)            0         (985)
                                           ==========    ==========    ==========

NET EARNINGS PER SHARE

         Basic and Diluted

         Net loss per share            (Less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding     5,250,000

              The accompanying notes are an integral part of these
                             financial statements.

                                SEGWAY III CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                         From March 31, 2000 (Inception)
                             Through March 31, 2000

                                   Common shares   Common Stock   Accumulated Deficit    Total Equity
                                   -------------   ------------   -------------------    ------------
Shares issued for cash                5,250,000    $        750                          $      750

Net loss                                                                      (837)           (837)
                                      -----------   ------------      ------------------  -------------
Balance at December 31, 2000          5,250,000             750               (837)            (87)

Net loss                                                                      (148)           (148)
                                      -----------   ------------      ------------------   ------------
Balance at March 31, 2001             5,250,000             750               (985)           (235)
                                      ===========   ============      ==================   ============


   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF CASH FLOWS

                  For The Three Months Ended March 31, 2001 and
             From March 31, 2000 (Inception) through March 31, 2001

                                                                March 31,   March 31,    From Inception
                                                                  2001       2000
                                                                  ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                        $(148)      $   0      $(985)

                      Increases (Decrease) in Accrued Expenses     100           0         275
                                                                 -----       -----       -----

    NET CASH PROVIDED OR (USED) IN OPERATIONS                      (48)          0       (710)

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0           0           0

CASH FLOWS FROM INVESTING ACTIVITIES

        Proceeds from issuance of common stock                       0         750         750
                                                                 -----       -----       -----

CASH RECONCILIATION

        Net increase (decrease) in cash                            (48)        750          40
        Beginning cash balance                                      88           0           0
                                                                 -----       -----       -----

CASH BALANCE AT END OF YEAR                                      $  40       $ 750       $  40
                                                                 =====       =====       =====


              The accompanying notes are an integral part of these
                             financial statements.

                                SEGWAY III CORP.

1. Summary of significant accounting policies:
----------------------------------------------

Industry - Segway III Corp. (The Company), a Company incorporated in the state
-------
of New Jersey as of March 31, 2000, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an
----------------------------------------
ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital
-------------------------------
shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure
-----------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments - The Company's financial instruments may
-----------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose
-----------------------------
The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2. Related Party Transactions and Going Concern:
------------------------------------------------

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

3. Accounts Receivable and Customer Deposits:
---------------------------------------------

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4. Use of Estimates:
--------------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5. Revenue and Cost Recognition:
--------------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6. Accrued expenses:
--------------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7. Operating Lease Agreements:
------------------------------

The Company has no agreements at this time.

8. Stockholder's Equity:
------------------------

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,250,000 have been issued for the amount of $750. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9. Required Cash Flow Disclosure for Interest and Taxes Paid:
-------------------------------------------------------------

The company has paid no amounts for federal income taxes and interest.

10. Earnings Per Share:
-----------------------

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

Plan of Operation
-----------------

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

Results of Operation
--------------------

The Company did not have any operating income from March 31, 2000 (inception) through March 31, 2001. For this period, the registrant recognized a net loss of $148. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security
        Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.

     SEGWAY III CORP.

     By:/s/ Richard I. Anslow
     --------------------------
            Richard I. Anslow
            President