Form 10QSB
period 2001-06-30
SEGWAY III CORP
filed 2001-08-14
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                 Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001 the Company had 5,250,000 shares of Common Stock outstanding, $0.0001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

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

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures


                                 SEGWAY III CORP.
                                  BALANCE SHEET

                            As of June 30, 2001, and
                                December 31, 2000

                                     ASSETS

CURRENT ASSETS                                         June 30, 2001    December 31, 2000
                                                       -------------    -----------------
        Cash                                                $    (8)       $    88
                                                            -------        -------
                          TOTAL ASSETS                      $    (8)       $    88
                                                            =======        =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                        $   375        $   175
                                                            -------        -------
                          TOTAL LIABILITIES                     375            175
                                                            -------        -------
STOCKHOLDERS' EQUITY

        Common Stock - par value $0.0001;
         100,000,000 shares authorized;
         5,250,000 issued and outstanding                       750            750

              Preferred Stock - Par value $0.0001;
         20,000,000 shares authorized;
         none issued and outstanding                              0              0

              Accumulated Deficit                            (1,133)          (837)
                                                            -------        -------
                Total stockholder's equity                     (383)           (87)
                                                            -------        -------
                TOTAL LIABILITIES AND EQUITY                $    (8)       $    88
                                                            =======        =======

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY III CORP.
                             STATEMENT OF OPERATIONS

     For The Six Months Ended June 30, 2001 and March 31, 2000 (Inception),
              From March 31, 2000 (Inception) through June 30, 2001

                                                  June 30, 2001  June 30, 2000   From Inception
                                                  -------------  -------------   --------------
REVENUE
                           Sales                  $         0        $   0        $     0
                           Cost of sales                    0            0              0
                                                  -----------        -----        -------
     GROSS PROFIT                                           0            0              0

     GENERAL AND ADMINISTRATIVE EXPENSE                   296          531          1,133
                                                  -----------        -----        -------
     Net loss                                            (296)        (531)        (1,133)

     Accumulated Deficit, Beginning Balance              (837)           0              0
                                                  -----------        -----        -------
     Accumulated Deficit, Ending Balance          $    (1,133)       $(531)       $(1,133)
                                                  ===========        =====        =======
NET EARNINGS PER SHARE

         Basic and Diluted

         Net loss per share                    (Less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding             5,250,000

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY III CORP.
                             STATEMENT OF OPERATIONS

                    For The Three Months Ended June 30, 2001

                                    June 30, 2001  June 30, 2000
                                    -------------  -------------
REVENUE
                      Sales               $   0        $  0
                      Cost of sales           0           0
                                          -----        ----
GROSS PROFIT                                  0           0

GENERAL AND ADMINISTRATIVE EXPENSE          148         531
                                          -----        ----

Net loss                                  $(148)       $531
                                          =====        ----

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY III CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                         From March 31, 2000 (Inception)
                              Through June 30, 2001

                                   Common shares   Common Stock   Accumulated Deficit    Total Equity
                                   -------------   ------------   -------------------    ------------
Shares issued for cash               5,250,000      $       750         $        0        $     750

Net loss                                                                      (837)           (837)
                                      -----------   ------------      ------------------  -------------

Balance at December 31, 2000          5,250,000             750               (837)            (87)

Net loss                                                                      (296)           (296)
                                      -----------   ------------      ------------------   ------------

Balance at June 30, 2001              5,250,000      $      750         $   (1,133)        $  (383)
                                      ===========   ============      ==================   ============

              The accompanying notes are an integral part of these
                              financial statements.

                                 SEGWAY III CORP.
                             STATEMENT OF CASH FLOWS

               For The Six Months Ended June 30, 2001, From March
                 31, 2000 through June 30, 2000, and From March
                   31, 2000 (Inception) through June 30, 2001

                                                               June 30, 2001  June 30, 2000  From Inception
                                                               -------------  -------------  --------------
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                            $(296)       $(531)       $(1,133)

                      Increases (Decrease) in Accrued Expenses         200          175            375
                                                                     -----        -----        -------
    NET CASH PROVIDED OR (USED) IN OPERATIONS                          (96)        (356)          (758)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                             0            0              0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                           0          500            750
                                                                     -----        -----        -------
    NET CASH PROVIDED OR (USED) IN FINANCING ACTIVITIES                  0          500            750

CASH RECONCILIATION

        Net increase (decrease) in cash                                (96)         144             (8)
        Beginning cash balance                                          88            0              0
                                                                     -----        -----        -------
CASH BALANCE AT END OF YEAR                                          $  (8)       $ 144        $    (8)
                                                                     =====        =====        =======

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY III CORP.

                         NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:
   ------------------------------------------

Industry - Segway III Corp. (The Company), a Company incorporated in the state
--------
of New Jersey as of March 31, 2000, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
-------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure
------------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

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

8. Stockholder's Equity:
-----------------------

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
-------------------------------------------------------------------------------

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

Results of Operation
--------------------

The Company did not have any operating income from March 31, 2000 (inception) through June 30, 2001. For this period, the registrant recognized a net loss of $1,133. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
--------------------------------

At June 30, 2001 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security
        Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

     SEGWAY III CORP.

     By:/s/ Richard I. Anslow
     --------------------------
            Richard I. Anslow
            President