Form 10QSB
period 2002-03-31
SEGWAY III CORP
filed 2002-05-15
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

                 Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2002 the Company had 5,250,000 shares of Common Stock outstanding, $0.0001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures



                                SEGWAY III CORP.
                                  BALANCE SHEET
                              As of March 31, 2002
                              and December 31, 2001

                                     ASSETS

CURRENT ASSETS                                             March 31, 2002       December 31, 2001
        Cash                                                   $     0           $    21
                                                               -------           -------

                      TOTAL ASSETS                             $     0           $    21
                                                               =======           =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                           $ 1,025           $   925
                                                               -------           -------

                      TOTAL LIABILITIES                          1,025               925
                                                               -------           -------
STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                               525               525

  Additional paid in capital                                       402               375

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                      0                 0

  Accumulated Deficit                                           (1,952)           (1,804)
                                                               -------           -------

  Total stockholders' equity                                    (1,025)             (904)
                                                               -------           -------

      TOTAL LIABILITIES AND EQUITY                             $     0           $    21
                                                               =======           =======

              The accompanying notes are an integral part of these
                             financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
                  For the three months ended March 31, 2002 and
                2001, and from inception (March 31, 2000) through
                                 March 31, 2002

                                                     Three Months        Three Months          From Inception
                                                    March 31, 2002       March 31, 2001      To March 31, 2002
REVENUE            Sales                             $         0           $         0           $         0
                   Cost of sales                               0                     0                     0
                                                     -----------           -----------           -----------

     GROSS PROFIT                                              0                     0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                     148                   148                 1,952
                                                     -----------           -----------           -----------

     NET LOSS                                               (148)                 (148)               (1,952)

     ACCUMULATED DEFICIT, BEGINNING BALANCE               (1,804)                 (837)                    0
                                                     -----------           -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $    (1,952)          $      (985)          $    (1,952)
                                                     ===========           ===========           ============

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                      (Less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding                5,250,000

              The accompanying notes are an integral part of these
                             financial statements.

                                SEGWAY III CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From inception (March 31, 2000)through March 31, 2002

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000           $    750                               $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       150                                     150

Net loss                                                                    (967)             (967)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,250,000                900                 (1,804)             (904)

Contributed capital
 by shareholders                                       27                                       27

Net loss                                                                    (148)             (148)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2002      5,250,000          $     927          $      (1,952)       $   (1,025)
                            =============      =============      ===============      ============

              The accompanying notes are an integral part of these
                             financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF CASH FLOWS
                 For the twelve months ended March 31, 2002 and
                2001, and from inception (March 31, 2000) through
                                 March 31, 2002

     CASH FLOWS FROM OPERATING ACTIVITIES                  March 31, 2001  March 31, 2001   From Inception
             Net income (loss)                              $      (148)      $   (148)     $ (1,952)

             Increase (Decrease) in accrued expenses                 100            100          1,025
                                                            -------------    ----------       ----------

         NET CASH PROVIDED OR (USED) IN OPERATIONS                  (48)           (48)          (927)

     CASH FLOWS FROM INVESTING ACTIVITIES

             None                                                     0              0              0

     CASH FLOWS FROM FINANCING ACTIVITIES

             Proceeds from issuance of common stock                   0              0            750
             Proceeds from capital contributions                     27              0            177
                                                             ------------     ---------       ---------
                                                                     27              0            927
     CASH RECONCILIATION

             Net increase (decrease) in cash                        (21)           (48)              0
             Beginning cash balance                                  21             88               0
                                                               -----------   -----------      ---------

     CASH BALANCE AT END OF YEAR                                $     0       $     40        $      0
                                                               ===========   ===========      =========

              The accompanying notes are an integral part of these
                             financial statements.

                                SEGWAY III CORP.
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

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

Liquidity and Capital Resources - In addition to the stockholder funding capital
-------------------------------
shortfalls, The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

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

                                SEGWAY III CORP.
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

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

                                SEGWAY III CORP.
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

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

10. Earnings Per Share:
    ------------------

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares." Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
-------------------------------------------------------------------------------

Plan of Operation

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we can obtain any such equity funding.

Results of Operation

We did not have any operating income from inception (March 31, 2000) through March 31, 2002. For the quarter ended March 31, 2002, we recognized a net loss of $148. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2002, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security
        Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

     SEGWAY III CORP.

     By:/s/ Richard I. Anslow, President
     -----------------------------------
            Richard I. Anslow
            President