Form 10QSB
period 2002-09-30
SEGWAY III CORP
filed 2002-11-18
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 18, 2002: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

SEGWAY III CORP.

FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002

TABLE OF CONTENTS

Page(s)
Balance sheets	1

Statement of Operations and Retained Deficit	2

Statement of Stockholders' Equity	3

Statements of cash flows	4

Notes to financial statements	5-7

                                SEGWAY III CORP.
                                  BALANCE SHEET
                            As of September 30, 2002
                              and December 31, 2001

                                     ASSETS

CURRENT ASSETS                                      September 30, 2002   December 31, 2001

        Cash                                              $     0           $    21
                                                          -------           -------

                      TOTAL ASSETS                        $     0           $    21
                                                          =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                      $ 1,225           $   925
                                                          -------           -------

                      TOTAL LIABILITIES                     1,225               925
                                                          -------           -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                          525               525

  Additional paid in capital                                  402               375

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                 0                 0

  Accumulated Deficit                                      (2,152)           (1,804)
                                                          -------           -------

  Total stockholders' equity                               (1,225)             (904)
                                                          -------           -------

      TOTAL LIABILITIES AND EQUITY                        $     0           $    21
                                                          =======           =======

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
            For the six months ended September 30, 2002 and 2001, and
           from inception (March 31, 2000) through September 30, 2002

                                                      Nine Months          Nine Months        From Inception
                                                     Sep. 30, 2002        Sep. 30, 2001      To Sep. 30, 2002

REVENUE                    Sales                     $         0           $         0           $         0
                           Cost of sales                       0                     0                     0
                                                     -----------           -----------           -----------

     GROSS PROFIT                                              0                     0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                     348                   967                 2,152
                                                     -----------           -----------           -----------

     NET LOSS                                               (348)                 (967)               (2,152)

     ACCUMULATED DEFICIT, BEGINNING BALANCE               (1,804)                 (837)                    0
                                                     -----------           -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $    (2,152)          $    (1,804)          $    (2,152)
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

                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
              For the nine months ended September 30, 2002 and 2001

                                               Three Months       Three Months
                                            September 30, 2002  September 30, 2001

REVENUE                    Sales                  $   0           $   0
                           Cost of sales              0               0
                                                  -----           -----

     GROSS PROFIT                                     0               0

     GENERAL AND ADMINISTRATIVE EXPENSES            100             148
                                                  -----           -----

     NET LOSS                                     $(100)          $(148)
                                                  =====           =====

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (March 31, 2000)through September 30, 2002

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued for cash         5,250,000           $    750                              $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       150                                     150

Net loss                                                                    (967)             (967)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,250,000                900                 (1,804)             (904)

Contributed capital
 by shareholders                                       27                                       27

Net loss                                                                    (348)            (348)
                            -------------      -------------      ---------------      ------------

Total at September 30, 2002  5,250,000          $     927          $      (2,152)      $   (1,225)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF CASH FLOWS
            For the nine months ended September 30, 2002 and 2001, and from inception (March 31, 2000) through September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES                   Sep. 30, 2001   Sep. 30, 2001  From Inception

        Net income (loss)                              $      (348)      $   (967)     $  (2,152)

             Increases (Decrease) in accrued expenses          300            750          1,225
                                                       -------------    ----------       ----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                  (48)          (217)          (927)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                   0              0            750
        Proceeds from capital contributions                     27            150            177
                                                        ------------     ---------       ---------
                                                                27            150            927
CASH RECONCILIATION

        Net increase (decrease) in cash                        (21)           (67)              0
        Beginning cash balance                                  21             88               0
                                                          -----------   -----------      ---------

CASH BALANCE AT END OF YEAR                                $     0       $     21        $      0
                                                          ===========   ===========      =========

   The accompanying notes are an integral part of these financial statements.

SEGWAY III CORP.
NOTES TO THE FINANCIAL STATEMENTS

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

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an ongoing entity. The Company’s shareholders fund any shortfalls in The Company’s cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital shortfalls, The Company anticipates interested investors that intend to fund the Company’s growth once a business is located.

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

The Company’s shareholders fund The Company’s activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

Item 2.      Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

We are continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we would obtain any such equity funding.

Results of Operation

We did not have any operating income from inception (March 31, 2000) through September 30, 2002. For the quarter ended September 30, 2002, we recognized a net loss of $100. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2002, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

SEGWAY III CORP.

Date: November 18, 2002	By: Richard I. Anslow Richard I. Anslow President, Principal Executive Officer and Principal Financial Officer