Form 10KSB
period 2002-12-31
SEGWAY III CORP
filed 2003-02-21
CIK 1111284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHNAGE ACT OF 1934

For the fiscal year Ended
December 31, 2002

Commission File Number 0-30311

SEGWAY III CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-3719165
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4400 Route 9 South, 2nd Floor
Freehold, New Jersey 07728
(Address of principal executive offices) (Zip Code)

(732) 409-1212
(Registrant''s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    (   )

Revenues for year ended December 31, 2002:    $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 18, 2003 was:    $-0-

Number of shares of our common stock outstanding as of February 18, 2003 is:   5,000,000

We do not have a Transfer Agent.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Segway III Corp. (the “Company”), was incorporated on March 31, 2000, under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholders.

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

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

*	the ability to use registered securities to make acquisitions of assets or businesses;
*	increased visibility in the financial community;
*	the facilitation of borrowing from financial institutions;
*	improved trading efficiency;
*	shareholder liquidity;
*	greater ease in subsequently raising capital;
*	compensation of key employees through stock options for which there may be a market valuation;

*	enhanced corporate image;
*	a presence in the United States capital markets.

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

EMPLOYEES

We have no full time employees. Richard I. Anslow, our sole officer and director has agreed to allocate a portion of his time to our activities, without compensation. Mr. Anslow anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Anslow.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2002, there were 2 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2002. For the year ended December 31, 2002, we recognized a net loss of $548. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2002, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7.      FINANCIAL STATEMENTS

SEGWAY III CORP.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

Segway III Corp.
Financial Statements Table of Contents

TO THE BOARD OF DIRECTORS
SEGWAY III CORP.
FREEHOLD, NJ

We have audited the accompanying balance sheet of Segway III Corp., as of December 31, 2002 and 2001, and the related statement of operation, equity and cash flows for the twelve months then ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway III Corp., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.

Gately & Associates, LLC
Certified Public Accountants
Orlando, Florida
January 6, 2003

                                SEGWAY III CORP.
                                  BALANCE SHEET
                             As of December 31, 2002
                              and December 31, 2001

                                     ASSETS

CURRENT ASSETS                         December 31, 2002       December 31, 2001

        Cash                                  $     0        $    21
                                              -------        -------

                      TOTAL ASSETS            $     0        $    21
                                              =======        =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                          $ 1,425        $   925
                                              -------        -------

                      TOTAL LIABILITIES         1,425            925
                                              -------        -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding              525            525

  Additional paid in capital                      402            375

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                     0              0

       Accumulated Deficit                     (2,352)        (1,804)
                                              -------        -------

       Total stockholders' equity              (1,425)          (904)
                                              -------        -------

           TOTAL LIABILITIES AND EQUITY       $     0        $    21
                                              =======        =======

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
            For the six months ended December 31, 2002 and 2001, and
           from inception (March 31, 2000) through September 30, 2002

                                                     Twelve Months     Twelve Months     From Inception
                                                     Dec. 31, 2002     Dec. 31, 2001    To Dec. 31, 2002

REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0
                                                  -----------        -----------        -----------

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  548                967              2,352
                                                  -----------        -----------        -----------

     NET LOSS                                            (548)              (967)            (2,352)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (1,804)              (837)                 0
                                                  -----------        -----------        -----------

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (2,352)       $    (1,804)       $    (2,352)
                                                  ===========        ===========        ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                   (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding             5,250,000

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (March 31, 2000)through December 31, 2002

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued for cash         5,250,000           $    750                       $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       150                                     150

Net loss                                                                    (967)             (967)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,250,000                900                 (1,804)             (904)

Contributed capital
 by shareholders                                       27                                       27

Net loss                                                                    (548)            (548)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002  5,250,000          $     927          $      (2,352)      $   (1,425)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF CASH FLOWS
           For the twelve months ended December 31, 2002 and 2001, and from inception (March 31, 2000) through December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES                   Dec. 31, 2002   Dec. 31, 2001  From Inception

        Net income (loss)                              $      (548)      $   (967)     $  (2,352)

             Increases (Decrease) in accrued expenses          500            750          1,425
                                                       -------------    ----------       ----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                  (48)          (217)          (927)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                   0              0            750
        Proceeds from capital contributions                     27            150            177
                                                        ------------     ---------       ---------
                                                                27            150            927

CASH RECONCILIATION

        Net increase (decrease) in cash                        (21)           (67)              0
        Beginning cash balance                                  21             88               0
                                                          -----------   -----------      ---------

CASH BALANCE AT END OF YEAR                                $     0       $     21        $      0
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

Basis of Accounting - The Company’s financial statements are prepared in accordance with generally accepted accounting principles.

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

8.      Stockholder's Equity:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,250,000 have been issued for the amount of $750. The shareholders contributed an additional $150 to capital during the year 2001 and $27 for capital during the year 2002. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9.      Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company has paid no amounts for federal income taxes and interest.

10.      Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares." Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors.

Name	Age	Positions and Offices Held
Richard I. Anslow	41	President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer who holds all positions and offices the period during which he has served as such, and the business experience during at least the last five years:

Richard I. Anslow, Esq. has been our President, Secretary and Director since our inception. He received a Bachelor of Science Degree in Accounting from the State University of New York at Buffalo in 1982 and a Juris Doctor Degree from Benjamin Cardozo School of Law in 1985. Mr. Anslow is a principal of Anslow & Jaclin, LLP, a law firm based in Freehold, New Jersey. Such firm commenced operations in 1993 under the name Richard I. Anslow & Associates and changed its name to Anslow & Jaclin, LLP in January 2001. It currently has three (3) full time attorneys.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To date, we have not filed a Form 5 for our fiscal year ended December 31, 2002.

ITEM 10.       EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our sole officer and director anticipates receiving benefits as our beneficial shareholder and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 5,250,000 shares of our common stock for a total of $750 in cash:

Name	Number of Total Shares	% of Shareholdings
Richard I. Anslow	5,000,000	95.24%

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

PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statements and schedules in Item 7 herein.

2	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.	Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1	Articles of Incorporation (1)
3.2	By-laws (1)

(1)      Incorporated by reference to our Form 10-SB (SEC File No. 0-30311).

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SEGWAY III CORP.

By:	/s/ Richard I. Anslow RICHARD I. ANSLOW President, Principal Executive Officer, Principal Financial Officer, Secretary and Director

Dated:   February 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard I. Anslow Richard I. Anslow	President, Principal Executive Officer, Principal Financial Officer, Secretary and Director	Dated: February 21, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I Richard I. Anslow certify that:

1.	I have reviewed this annual report on Form 10-KSB of SEGWAY III CORP.

2.	Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the “Evaluation Date”); and

c)	presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     February 21,  2003

/s/ Richard I. Anslow Richard I. Anslow Principal Executive Officer, Principal Financial Officer Secretary and Director