Form 10QSB
period 2003-03-31
SEGWAY III CORP
filed 2003-05-12
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2003: 5,250,000 shares of common stock outstanding, $0.0001 par value.




Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                SEGWAY III CORP.


                              FINANCIAL STATEMENTS


                              AS OF MARCH 31, 2003



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

                                SEGWAY III CORP.
                                  BALANCE SHEET
                              As of March 31, 2003
                              and December 31, 2002


                                     ASSETS


CURRENT ASSETS                                 March 31, 2003  December 31, 2002

        Cash                                          $     0        $     0


                      TOTAL ASSETS                    $     0        $     0


          LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

    Accrued expenses                                  $ 1,525        $ 1,425


                      TOTAL LIABILITIES                 1,525          1,425

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                      525            525

  Additional paid in capital                              402            402

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                             0              0


  Accumulated Deficit                                  (2,452)        (2,352)

  Total stockholders' equity                           (1,525)        (1,425)


      TOTAL LIABILITIES AND EQUITY                    $     0        $     0


   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
             For the three months ended March 31, 2003 and 2002, and
             from inception (March 31, 2000) through March 31, 2003



                                                   Three Months      Three Months      From Inception
                                                   Mar. 31, 2003     Mar. 31, 2002    To Mar. 31, 2003

REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  100                148              2,452

     NET LOSS                                            (100)              (148)            (2,452)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (2,352)            (1,804)                 0

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (2,452)       $    (1,952)       $    (2,452)


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                    (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding             5,250,000

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             From inception (March 31, 2000) through March 31, 2003


                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000           $    750                              $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       150                                     150

Net loss                                                                    (967)             (967)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,250,000                900                 (1,804)             (904)

Contributed capital
 by shareholders                                       27                                       27

Net loss                                                                   (548)            (548)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002  5,250,000                927                 (2,352)          (1,425)

Net loss                                                                   (100)            (100)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2003     5,250,000          $     927          $      (2,452)      $   (1,525)
                            =============      =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF CASH FLOWS
             For the three months ended March 31, 2003 and 2002, and
             from inception (March 31, 2000) through March 31, 2003



CASH FLOWS FROM OPERATING ACTIVITIES                     Mar. 31, 2003   Mar. 31, 2002  From Inception
        Net income (loss)                                   $  (100)       $  (148)       $(2,452)

             Increases (Decrease) in accrued expenses           100            100          1,525
                                                            -------        -------        -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                        (0)           (48)          (927)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                      0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                    0              0            750
        Proceeds from capital contributions                      27             27            177
                                                            -------        -------        -------
                                                                 27             27            927

CASH RECONCILIATION

        Net increase (decrease) in cash                         (21)           (21)             0
        Beginning cash balance                                   21             21              0
                                                            -------        -------        -------

CASH BALANCE AT END OF YEAR                                 $     0        $     0        $     0
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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Plan of Operation
-----------------

We are continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we will obtain any such equity funding.

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through March 31, 2003. For the quarter ended March 31, 2003, we recognized a net loss of $100. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2003 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures
-------------------------------

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

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          99.1 Certification

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEGWAY III CORP.



Date:   May 12, 2003                     /s/  Richard I. Anslow
                                        --------------------------------
                                        Richard I. Anslow
                                        President, Secretary and Director


--------------------------------------------------------------------------------

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Richard I. Anslow, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of SEGWAY III CORP.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003
                                        /s/ Richard I. Anslow
                                        --------------------------
                                        Richard I. Anslow
                                        Principal Executive Officer and
                                        Principal Financial Officer