Form 10QSB
period 2003-06-30
SEGWAY III CORP
filed 2003-08-13
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2003: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                SEGWAY III CORP.


                              FINANCIAL STATEMENTS


                              AS OF JUNE 30, 2003



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

                                SEGWAY III CORP.
                                  BALANCE SHEET
                              As of June 30, 2003
                              and December 31, 2002


                                     ASSETS


CURRENT ASSETS                                  June 30, 2003  December 31, 2002

        Cash                                          $     0        $     0


                      TOTAL ASSETS                    $     0        $     0
                                                      =======        =======


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                  $ 1,675        $ 1,425
                                                      -------        -------

                      TOTAL LIABILITIES                 1,675          1,425
                                                      -------        -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                      525            525

  Additional paid in capital                              402            402

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                             0              0

  Accumulated Deficit                                  (2,602)        (2,352)
                                                      -------        -------

  Total stockholders' equity                           (1,675)        (1,425)
                                                      -------        -------

      TOTAL LIABILITIES AND EQUITY                    $     0        $     0
                                                      =======        =======

   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
             For the six months ended June 30, 2003 and 2002, and from inception (March 31, 2000) through June 30, 2003



                                                    Six Months         Six Months      From Inception
                                                  June 30, 2003      June 30, 2002    To June 30, 2003

REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0
                                                  -----------        -----------        -----------

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  250                248              2,602
                                                  -----------        -----------        -----------

     NET LOSS                                            (250)               (48)            (2,602)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (2,352)            (1,804)                 0
                                                  -----------        -----------        -----------

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (2,602)       $    (2,052)       $    (2,602)
                                                  ===========        ===========        ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                    (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding             5,250,000

   The accompanying notes are an integral part of these financial statements.


                                SEGWAY III CORP.
                            STATEMENT OF OPERATIONS
               For the three months ended June 30, 2003 and 2002



                                                     Three Months      Three Months
                                                     June 30, 2003     June 30, 2002

REVENUE                    Sales                       $   0                $   0
                           Cost of sales                   0                    0
                                                       -----                -----

     GROSS PROFIT                                          0                    0

     GENERAL AND ADMINISTRATIVE EXPENSES                 150                  100
                                                       -----                -----

     Net Loss                                          $(150)               $(100)
                                                       =====                =====












   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             From inception (March 31, 2000) through June 30, 2003


                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000           $    750                              $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       150                                     150

Net loss                                                                    (967)             (967)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,250,000                900                 (1,804)             (904)

Contributed capital
 by shareholders                                       27                                       27

Net loss                                                                   (548)              (548)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002  5,250,000                927                 (2,352)          (1,425)

Net loss                                                                   (250)            (250)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2003     5,250,000          $     927          $      (2,602)      $   (1,675)
                            =============      =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF CASH FLOWS
             For the six months ended June 30, 2003 and 2002, and from inception (March 31, 2000) through June 30, 2003



CASH FLOWS FROM OPERATING ACTIVITIES                    June 30, 2003   June 30, 2002  From Inception
        Net income (loss)                                   $  (250)       $  (248)       $(2,602)

             Increases (Decrease) in accrued expenses           250            200          1,675
                                                            -------        -------        -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                        (0)           (48)          (927)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                      0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                    0              0            750
        Proceeds from capital contributions                      27             27            177
                                                            -------        -------        -------
                                                                 27             27            927

CASH RECONCILIATION

        Net increase (decrease) in cash                         (21)           (21)             0
        Beginning cash balance                                   21             21              0
                                                            -------        -------        -------

CASH BALANCE AT END OF YEAR                                 $     0        $     0        $     0
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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through June 30, 2003. For the quarter ended June 30, 2003, we recognized a net loss of $150. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2003 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.


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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          99.1 Certification

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEGWAY III CORP.



Date:   August 11, 2003                  /s/  Richard I. Anslow
                                        --------------------------------
                                        Richard I. Anslow
                                        President, Secretary and Director


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

Dated: August 11, 2003
                                        /s/ Richard I. Anslow
                                        --------------------------
                                        Richard I. Anslow
                                        Principal Executive Officer and
                                        Principal Financial Officer