Form 10QSB
period 2003-09-30
SEGWAY III CORP
filed 2003-10-27
CIK 1111284

U.S.    SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                             20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 23, 2003: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                SEGWAY III CORP.


                              FINANCIAL STATEMENTS


                            AS OF SEPTEMBER 30, 2003



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



                                SEGWAY III CORP.
                                  BALANCE SHEET
                            As of September 30, 2003
                              and December 31, 2002


                                     ASSETS


CURRENT ASSETS                       September 30, 2003     December 31, 2002


  Cash                                  $         0               $     0
                                        ------------         ------------

      TOTAL ASSETS                      $         0               $     0
                                        ============          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accrued expenses                     $      1,825              $  1,425
                                       -------------           -----------


      TOTAL LIABILITIES                       1,825                 1,425
                                       -------------           -----------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding            525                   525

  Additional paid in capital                    402                   402

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                   0                     0

  Accumulated Deficit                        (2,752)               (2,352)
                                       -------------            ----------


  Total stockholders' equity                 (1,825)               (1,425)
                                       -------------            ----------


      TOTAL LIABILITIES AND EQUITY     $          0             $       0






   The accompanying notes are an integral part of these financial statements.



                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
             For the nine months ended September 30, 2003 and 2002,
         and from inception (March 31, 2000) through September 30, 2003



                                               Nine Months         Nine Months     From Inception
                                           September 30, 2003  September 30, 2002  To September 30, 2003
REVENUE                    Sales                $         0      $         0      $         0
                           Cost of sales                  0                0                0
                                                -----------      -----------      -----------

     GROSS PROFIT                                         0                0                0

     GENERAL AND ADMINISTRATIVE EXPENSES                400              348            2,752
                                                -----------      -----------      -----------

     NET LOSS                                          (400)            (348)          (2,752)

     ACCUMULATED DEFICIT, BEGINNING BALANCE          (2,352)          (1,804)               0
                                                -----------      -----------      -----------

     ACCUMULATED DEFICIT, ENDING BALANCE        $    (2,752)     $    (2,152)     $    (2,752)
                                                ===========      ===========      ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                  (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding           5,250,000


   The accompanying notes are an integral part of these financial statements.


                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
              For the nine months ended September 30, 2003 and 2002




                                          Three Months        Three Months
                                       September 30, 2003   September 30, 2002


REVENUE                    Sales             $   0               $   0
                           Cost of sales         0                   0

     GROSS PROFIT                                0                   0

     GENERAL AND ADMINISTRATIVE EXPENSES       150                 100

     Net Loss                                $(150)              $(100)
                                             =====               =====


   The accompanying notes are an integral part of these financial statements.



                                SEGWAY III CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
           From inception (March 31, 2000) through September 30, 2003


                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000         $     750                              $       750

Net loss                                                           $        (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000               750                   (837)              (87)

Contributed capital
 by shareholders                                      150                                      150

Net loss                                                                    (967)             (967)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,250,000               900                 (1,804)             (904)

Contributed capital
 by shareholders                                       27                                       27

Net loss                                                                    (548)             (548)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,250,000               927                 (2,352)           (1,425)

Net loss                                                                    (400)             (400)
                            -------------      -------------      ---------------      ------------

Total at September 30, 2003   5,250,000         $     927          $      (2,752)      $    (1,825)
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


                                SEGWAY III CORP.
                             STATEMENT OF CASH FLOWS
              For the six months ended June 30, 2003 and 2002, and
              from inception (March 31, 2000) through June 30, 2003



CASH FLOWS FROM OPERATING ACTIVITIES                   June 30, 2003   June 30, 2002  From Inception
        Net income (loss)                              $      (400)      $   (348)     $  (2,752)

        Increases (Decrease) in accrued expenses               400            300          1,825
                                                       -------------    ----------       ----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                       (0)           (48)          (927)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0              0


CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                   0              0            750
        Proceeds from capital contributions                     27             27            177
                                                        ------------     ---------       ---------

                                                                27             27            927

CASH RECONCILIATION

        Net increase (decrease) in cash                        (21)           (21)             0
        Beginning cash balance                                  21             21              0
                                                          -----------   -----------      ---------

CASH BALANCE AT END OF YEAR                            $         0       $      0      $       0
                                                          ===========   ===========      =========



   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                      FOOTNOTES TO THE FINANCIAL STATEMENTS

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

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through September 30, 2003. For the quarter ended September 30, 2003, we recognized a net loss of $150. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At September 30, 2003 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        SEGWAY III CORP.



Date:   October 23, 2003                /s/  Richard I. Anslow
                                        --------------------------------
                                        Richard I. Anslow
                                        President, Secretary and Director