Form 10KSB
period 2003-12-31
SEGWAY III CORP
filed 2004-04-14
CIK 1111284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHNAGE ACT OF 1934

                            For the fiscal year Ended
                                December 31, 2003

                         Commission File Number 0-30311

                                SEGWAY III CORP.
             (Exact name of registrant as specified in its charter)

             New Jersey                                 22-3719165
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                          195 Route 9 South, Suite 204
                           Manalapan, New Jersey          07726
               (Address of principal executive offices) (Zip Code)

                                 (732) 409-1212
              (Registrant"s telephone number, including area code)

                          4400 Route 9 South, 2nd Floor
                           Freehold, New Jersey 07728
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Revenues for year ended December 31, 2003:    $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 14, 2004 was: $-0-

Number of shares of our common stock outstanding as of April 14, 2004 is:
                                    5,289,900

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2003, there were 29 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through December 31, 2003. For the year ended December 31, 2003, we recognized a net loss of $1,100. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2003 we had a cash balance of $9,975. There are no other capital resources and we will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS



                                SEGWAY III CORP.


                              FINANCIAL STATEMENTS







                             AS OF DECEMBER 31, 2003

Segway III Corp.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                   Page #


         Independent Auditors Report                                       2


         Balance Sheet                                                     3


         Statement of Operations and Retained Deficit                      4


         Statement of Stockholders Equity                                  5


         Cash Flow Statement                                               6


         Notes to the Financial Statements                               7-9

To The Board of Directors and Shareholders
SEGWAY III CORP.

We have audited the accompanying balance sheet of Segway III Corp. as of December 31, 2003 and 2002, and the related statement of operations, equity and cash flows from inception (March 31, 2000) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway III Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows from inception (March 31, 2000) through December 31, 2003 in conformity with generally accepted accounting principles.


Gately & Associates, LLC
Altamonte Springs, FL
April 2, 2004

                                               SEGWAY III CORP.
                                                BALANCE SHEET
                                           As of December 31, 2003
                                            and December 31, 2002


                                                   ASSETS


CURRENT ASSETS                                                 December 31, 2003        December 31, 2002
  Cash                                                              $  9,975                $      0
                                                                    --------                --------

      TOTAL ASSETS                                                  $  9,975                $      0
                                                                    ========                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accrued expenses                                                  $  2,525                $  1,425
                                                                    --------                --------


      TOTAL LIABILITIES                                                2,525                   1,425
                                                                    --------                --------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
      Issued and outstanding:
      5,289,900 and 5,250,000, respectively                              529                     525

  Additional paid in capital                                          10,373                     402

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                            0                       0

  Accumulated Deficit                                                 (3,452)                 (2,352)
                                                                    --------                --------

  Total stockholders' equity                                           7,450                  (1,425)
                                                                    --------                --------


      TOTAL LIABILITIES AND EQUITY                                  $  9,975                $      0




                    The accompanying notes are an integral part of these financial statements.


                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
           For the twelve months ended December 31, 2003 and 2002, and from inception (March 31, 2000) through December 31, 2003



                                                   Twelve Months     Twelve Months    From Inception
                                                   Dec. 31, 2003     Dec. 31, 2002   To Dec. 31, 2003
REVENUE                    Sales                     $     0           $     0           $     0
                           Cost of sales                   0                 0                 0
                                                     -------           -------           -------

     GROSS PROFIT                                          0                 0                 0

     GENERAL AND ADMINISTRATIVE EXPENSES               1,100               548             3,452

     NET LOSS                                         (1,100)             (548)           (3,452)
                                                     -------           -------           -------

     ACCUMULATED DEFICIT, BEGINNING BALANCE           (2,352)           (1,804)                0
                                                     -------           -------           -------

     ACCUMULATED DEFICIT, ENDING BALANCE             $(3,452)          $(2,352)          $(3,452)
                                                     =======           =======           =======


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                   (Less than .01)   (less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding            5,266,826         5,250,000





                    The accompanying notes are an integral part of these financial statements.


                                                 SEGWAY III CORP.
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                             From inception (March 31, 2000) through December 31, 2003

                                                    COMMON         ADDITIONAL    ACCUMULATED
                                   SHARES           STOCK          PAID IN        DEFICIT          TOTAL
                                -----------     -----------     -----------    -----------     -----------
Stock issued for cash on
  April 29, 2000 for
  $0.0001 per share               5,000,000     $       500     $         0    $         0     $       500

Stock issued for cash on
  September 14, 2000 for
  $0.001 per share                  250,000              25             225                            250

Net loss                                                                       $      (837)           (837)
                                -----------     -----------     -----------    -----------     -----------

Total at December 31, 2000        5,250,000             525             225           (837)            (87)

Contributed capital
  by shareholders during
  the year 2001                                                         150                            150

Net loss                                                                              (967)           (967)
                                -----------     -----------     -----------    -----------     -----------

Total at December 31, 2001        5,250,000             525             375         (1,804)           (904)

Contributed capital
  by shareholders during
  the year 2002                                                          27                             27

Net loss                                                                              (548)           (548)
                                -----------     -----------     -----------    -----------     -----------

Total at December 31, 2002        5,250,000             525             402         (2,352)         (1,425)

Stock issued for cash from
  May, 2003 through October,
  2003 for $0.25 per share           39,900               4           9,971                          9,975

Net loss                                                                            (1,100)         (1,100)
                                -----------     -----------     -----------    -----------     -----------

Total at December 31, 2003        5,289,900     $       529     $    10,373    $    (3,452)    $    (7,450)
                                ===========     ===========     ===========    ===========     ===========




                   The accompanying notes are an integral part of these financial statements.


                                SEGWAY III CORP.
                             STATEMENT OF CASH FLOWS
           For the twelve months ended December 31, 2003 and 2002, and from inception (March 31, 2000) through December 31, 2003



CASH FLOWS FROM OPERATING ACTIVITIES                   Dec. 31, 2003   Dec. 31, 2002  From Inception
        Net income (loss)                              $      (400)      $   (548)     $    (3,452)

             Increases (Decrease) in accrued expenses          400            500            2,525
                                                       -------------    ----------       ----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                   (0)           (48)            (927)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0                0


CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock
          capital contributions                              9,975             27           10,902
                                                        ------------     ---------       ---------

                                                             9,975             27           10,902

CASH RECONCILIATION

        Net increase (decrease) in cash                      9,975            (21)               0
        Beginning cash balance                                   0             21                0
                                                          -----------   -----------      ---------

CASH BALANCE AT END OF YEAR                            $     9,975       $      0      $     9,975
                                                          ===========   ===========      =========



                The accompanying notes are an integral part of these financial statements.


                                SEGWAY III CORP.
                      FOOTNOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

                                SEGWAY III CORP.
                      FOOTNOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

8.   Stockholder's Equity:
     --------------------

Preferred Stock includes 20,000,000 shares authorized at a par value of $0.0001, none of which have been issued.

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,289,900 have been issued for the amount of $10,902. The following describes the shares issued.

                                SEGWAY III CORP.
                      FOOTNOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

On April 29, 2000, the Company issued 5,000,000 common shares for total of $500, or $.0001 per shares, in an issuance that the company believes is exempt from registration with the United States Securities and Exchange Commission.

On September 14, 2000, the Company issued 250,000 common shares for a total of $250, or .0014 per share, in an issuance that the company believes is exempt from registration with the United States Securities and Exchange Commission.

During the year 2001, shareholders of the Company contributed an additional $150 of capital to the Company in the form of cash.

During the year 2002, shareholders of the Company contributed an additional $27 of capital to the Company in the form of cash.

From May, 2003 through October, 2003, the Company issued 39,900 common shares for total of $9,975, or $.25 per share, in an issuance that the company believes is exempt from registration with the United States Securities and Exchange Commission.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors.


Name                                 Age   Positions and Offices Held
----                                 ---   --------------------------
Richard I. Anslow                    43    President/Secretary/Director


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

To date, we have not filed a Form 5 for our fiscal year ended December 31, 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 5,289,900 shares of our common stock for a total of $10,902 in cash:

Name                                 Number of Total Shares               % of Shareholdings
----                                 ----------------------               ------------------
Richard I. Anslow                    5,000,000                            95.24%

Mr. Anslow's shares were originally issued in the name of RGR Corp., a company of which he is the sole director, shareholder and President. With respect to the sales made to RGR Corp. we relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

The address for Mr. Anslow is 195 Route 9 South, Suite 204, Manalapan, New Jersey 07726.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this report:

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

EXHIBIT   INDEX

     3.1  Articles of Incorporation (1)

     3.2  By-laws (1)


(1)  Incorporated by reference to our Form 10-SB (SEC File No. 0-30311).

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003 and December 31, 2002, we were billed $775 for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2003 and 2002, we were billed $325 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                     SEGWAY III CORP.

                     By:  /s/    Richard I. Anslow
                          --------------------------------
                              RICHARD I. ANSLOW
                              President, Principal Executive Officer,
                              Principal Financial Officer,
                              Secretary and Director


Dated:   April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Richard I. Anslow        President, Principal Executive Officer,      Dated:   April 14,  2004
      --------------------------   Principal Financial Officer,
      Richard I. Anslow            Secretary and Director
