Form 10QSB
period 2004-03-31
SEGWAY III CORP
filed 2004-05-17
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

                195 Route 9 South, Suite 204, Manalapan, NJ 07726
                    (Address of Principal Executive Offices)

                                 (732) 409-1212
                           (Issuer's telephone number)

                4400 Route 9 South, 2nd Floor, Freehold, NJ 07728
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2004: 5,289,900 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (March 31, 2000) and three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                SEGWAY III CORP.


                              FINANCIAL STATEMENTS


                              AS OF MARCH 31, 2004



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

                                SEGWAY III CORP.
                                  BALANCE SHEET
                              As of March 31, 2004
                              and December 31, 2003


                                     ASSETS


CURRENT ASSETS                         March 31, 2004     December 31, 2003

  Cash                                   $      9,975           $    9,975
                                        ------------           ----------




          TOTAL ASSETS                   $      9,975          $     9,975
                                         ============          ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES

  Accrued expenses                       $      2,775          $     2,525
                                         -------------         -----------


          TOTAL LIABILITIES                     2,775                2,525
                                         -------------         -----------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
      Issued and outstanding:
      5,289,900 and 5,289,900, respectively       529                  529

  Additional paid in capital                   10,373               10,373

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                     0                    0

  Accumulated Deficit                          (3,702)              (3,452)
                                         -------------           ----------

  Total stockholders' equity                    7,200                7,450


          TOTAL LIABILITIES AND EQUITY   $      9,975          $     9,975



   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
                  For the three months ended March 31, 2004 and
        2003, and from inception (March 31, 2000) through March 31, 2004


                                                  Three Months     Three Months    From Inception
                                                  Mar. 31, 2004    Mar. 31, 2003   To Mar. 31, 2004

REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0
                                                  ------------       ------------       ------------

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  250                100              3,702
                                                  ------------       ------------       ------------

     NET LOSS                                            (250)              (100)            (3,702)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (3,452)            (2,352)                 0
                                                  ------------       ------------       ------------

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (3,702)       $    (2,452)       $    (3,702)
                                                  ============       ============       ============


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                    (Less than .01)    (less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding             5,289,900          5,250,000





   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             From inception (March 31, 2000) through March 31, 2004

                                              COMMON    ADDITIONAL  ACCUMULATED
                                  SHARES      STOCK      PAID IN     DEFICIT       TOTAL
                              -------------  --------  -----------  ----------  ----------
Stock issued for cash on
  April 29, 2000 for
  $0.0001 per share              5,000,000   $   500   $        0   $       0   $     500

Stock issued for cash on
  September 14, 2000 for
  $0.001 per share                 250,000        25          225                     250

Net loss                                                            $    (837)       (837)
                              -------------  --------  -----------  ----------  ----------

Total at December 31, 2000       5,250,000       525          225        (837)        (87)

Contributed capital
  by shareholders during
  the year 2001                                               150                     150

Net loss                                                                 (967)       (967)
                              -------------  --------  -----------  ----------  ----------

Total at December 31, 2001       5,250,000       525          375      (1,804)       (904)


Contributed capital
  by shareholders during
  the year 2002                                                27                      27

Net loss                                                                 (548)       (548)
                              -------------  --------  -----------  ----------  ----------

Total at December 31, 2002       5,250,000       525          402      (2,352)     (1,425)

Stock issued for cash from
  May, 2003 through October,
  2003 for $0.25 per share          39,900         4        9,971                   9,975

Net loss                                                               (1,100)     (1,100)
                              -------------  --------  -----------  ----------  ----------

Total at December 31, 2003       5,289,900       529       10,373      (3,452)      7,450

Net loss                                                                 (250)       (250)
                              -------------  --------  -----------  ----------  ----------

Total at March 31, 2004          5,289,900   $   529   $   10,373   $  (3,702)  $  (7,200)
                              =============  ========  ===========  ==========  ==========




   The accompanying notes are an integral part of these financial statements.

                                SEGWAY III CORP.
                             STATEMENT OF CASH FLOWS
             For the three months ended March 31, 2004 and 2003, and
             from inception (March 31, 2000) through March 31, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                              Mar. 31, 2004   Mar. 31, 2003   From Inception
        Net income (loss)                                            $   (250)       $   (100)       $ (3,702)

            Increases (Decrease) in accrued expenses                      250             100           2,775
                                                                     --------        --------        --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                                  (0)            (48)           (927)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                                0               0               0


CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock
          capital contributions                                             0              27          10,902
                                                                     --------        --------        --------
                                                                            0              27          10,902

CASH RECONCILIATION

        Net increase (decrease) in cash                                     0             (21)              0
        Beginning cash balance                                          9,975              21               0
                                                                     --------        --------        --------

CASH BALANCE AT END OF YEAR                                          $  9,975        $      0        $  9,975
                                                                     ========        ========        ========





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

On April 29, 2000, the Company issued 5,000,000 common shares for total of $500, or $.0001 per share, in an issuance that the company believes is exempt from registration with the United States Securities and Exchange Commission.

On September 14, 2000, the Company issued 250,000 common shares for a total of $250, or $.0014 per share, in an issuance that the company believes is exempt from registration with the United States Securities and Exchange Commission.

During the year 2001, shareholders of the Company contributed an additional $150 of capital to the Company in the form of cash.

During the year 2002, shareholders of the Company contributed an additional $27 of capital to the Company in the form of cash.

From May, 2003 through October, 2003, the Company issued 39,900 common shares for total of $9,975, or $.25 per shares, in an issuance that the company believes is exempt from registration with the United States Securities and Exchange Commission.

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

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through March 31, 2004. For the quarter ended March 31, 2004, we recognized a net loss of $250 as compared to $100 in the prior year. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2004 and December 31, 2003 we had a cash balance of $9,975. There are no other capital resources and we will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.


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

                                        SEGWAY III CORP.



Date:   May 17, 2004                    /s/  Richard I. Anslow
                                        --------------------------------
                                        Richard I. Anslow
                                        President, Secretary and Director