Form 10QSB
period 2004-06-30
SEGWAY III CORP
filed 2004-08-12
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2004: 5,290,700 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (March 31, 2000) and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                SEGWAY III CORP.


                              FINANCIAL STATEMENTS


                              AS OF JUNE 30, 2004



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


                                SEGWAY III CORP.
                                  BALANCE SHEET
                               As of June 30, 2004
                              and December 31, 2003


                                     ASSETS
                                     ------


CURRENT ASSETS                                              June 30, 2004       December 31, 2003

        Cash                                                 $      9,975          $     9,975
                                                             ------------          -----------




           TOTAL ASSETS                                      $      9,975          $     9,975
                                                             ============          ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------




CURRENT LIABILITIES

    Accrued expenses                                         $      3,025          $     2,525
                                                             -------------         -----------


                TOTAL LIABILITIES                                   3,025                2,525
                                                             -------------         -----------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
      Issued and outstanding:
      5,289,900 and 5,289,900, respectively                           529                  529

  Additional paid in capital                                       10,373               10,373

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                         0                    0

  Accumulated Deficit                                              (3,952)              (3,452)
                                                             -------------         -----------

  Total stockholders' equity                                        6,950                7,450


      TOTAL LIABILITIES AND EQUITY                           $      9,975          $     9,975




   The accompanying notes are an integral part of these financial statemnts.




                                                     SEGWAY III CORP.
                                                 STATEMENT OF OPERATIONS
                                     For the six months ended June 30, 2004 and 2003,
                                  and from inception (March 31, 2000) through June 30, 2004



                                                          Six Months                  Six Months              From Inception
                                                         Jun. 30, 2004               Jun. 30, 2003           To Jun. 30, 2004

REVENUE                    Sales                         $          0                $         0                $         0
                           Cost of sales                            0                          0                          0
                                                         ------------                 ----------                -----------

     GROSS PROFIT                                                   0                          0                          0

     GENERAL AND ADMINISTRATIVE EXPENSES                          500                        250                      3,952
                                                         ------------                 ----------               ------------

     NET LOSS                                                    (500)                      (250)                    (3,952)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    (3,452)                    (2,352)                         0
                                                         ------------                 ----------               ------------

     ACCUMULATED DEFICIT, ENDING BALANCE                 $     (3,952)               $    (2,602)               $    (3,952)
                                                         ============                ===========                ===========


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

                                                                     3

                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
                For the three months ended June 30, 2004 and 2003




                                                      Three Months     Three Months
                                                      Jun. 30, 2004    Jun. 30, 2003

REVENUE                    Sales                       $          0         $          0
                           Cost of sales                          0                    0
                                                       ------------         ------------

     GROSS PROFIT                                                 0                    0

     GENERAL AND ADMINISTRATIVE EXPENSES                        250                  150
                                                       ------------         ------------

     NET LOSS                                          $       (250)        $       (150)
                                                       ============         ============





   The accompanying notes are an integral part of these financial statements.




                                                              SEGWAY III CORP.
                                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                          From inception (March 31, 2000) through June 30, 2004


                                                        COMMON            ADDITIONAL       ACCUMULATED
                                      SHARES             STOCK             PAID IN           DEFICIT             TOTAL
                                   -----------        -----------        -----------       -----------        -----------

Stock issued for cash on
  April 29, 2000 for
  $0.0001 per share                  5,000,000        $       500        $         0       $         0        $       500

Stock issued for cash on
  September 14, 2000 for
  $0.001 per share                     250,000                 25                225               250

Net loss                                                                                   $      (837)              (837)
                                   -----------        -----------        -----------       -----------        -----------

Total at December 31, 2000           5,250,000                525                225              (837)               (87)

Contributed capital
  by shareholders during
  the year 2001                                                                  150                                  150

Net loss                                                                                          (967)              (967)
                                   -----------        -----------        -----------       -----------        -----------

Total at December 31, 2001           5,250,000                525                375            (1,804)              (904)

Contributed capital
  by shareholders during
  the year 2002                                                                   27                                   27

Net loss                                                                                          (548)              (548)
                                   -----------        -----------        -----------       -----------        -----------

Total at December 31, 2002           5,250,000                525                402            (2,352)            (1,425)

Stock issued for cash from
  May, 2003 through October,
  2003 for $0.25 per share              39,900                  4              9,971                                9,975

Net loss                                                                                        (1,100)            (1,100)
                                   -----------        -----------        -----------       -----------        -----------

Total at December 31, 2003           5,289,900                529             10,373            (3,452)             7,450

Net loss                                                                                          (500)              (500)
                                   -----------        -----------        -----------       -----------        -----------

Total at June 30, 2004               5,289,900        $       529        $    10,373       $    (3,952)       $    (6,950)
                                   ===========        ===========        ===========       ===========        ===========




                              The accompanying notes are an integral part of these financial statements.




                                                SEGWAY III CORP.
                                            STATEMENT OF CASH FLOWS
                                  For the six months ended June 30, 2004 and 2003,
                             and from inception (March 31, 2000) through June 30, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                       Jun. 30, 2004      Jun. 30, 2003      From Inception

        Net income (loss)                                     $   (500)          $   (250)          $ (3,952)

            Increases (Decrease) in accrued expenses               500                250              3,025
                                                              --------           --------           --------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                       (0)                (0)              (927)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                  0                  0


CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock
          capital contributions                                      0                  0             10,902
                                                              --------           --------           --------

                                                                     0                  0             10,902

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                  0                  0
        Beginning cash balance                                   9,975                  0                  0
                                                              --------           --------           --------

CASH BALANCE AT END OF PERIOD                                 $  9,975           $      0           $  9,975
                                                              ========           ========           ========




                           The accompanying notes are an integral part of these financial statements.



                                SEGWAY III CORP.
                      FOOTNOTES TO THE FINANCIAL STATEMENTS

================================================================================

1.   Summary of significant accounting policies:
     -------------------------------------------

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

                                SEGWAY III CORP.
                      FOOTNOTES TO THE FINANCIAL STATEMENTS

================================================================================

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

                                SEGWAY III CORP.
                      FOOTNOTES TO THE FINANCIAL STATEMENTS

================================================================================

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

From May, 2003 through October, 2003, the Company issued 5,000,000 common shares for total of $9,975, or $.25 per shares, in an issuance that the company believes is exempt from registration with the United States Securities and Exchange Commission.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation
-----------------

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance we will obtain any such equity funding.

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through March 31, 2004. For the quarter ended June 30, 2004, we recognized a net loss of $250 as compared to $150 in the prior year. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, we had a cash balance of $9,975. There are no other capital resources and the Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.


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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

        (a)    Exhibits

               31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

               32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

        (b)    Reports on Form 8-K

               None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEGWAY III CORP.



Date:   August 12, 2004                 /s/  Richard I. Anslow
                                        --------------------------------
                                        Richard I. Anslow
                                        President, Secretary and Director