Form 10QSB
period 2004-09-30
SEGWAY III CORP
filed 2004-11-15
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2004: 5,309,900 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (March 31, 2000) and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                SEGWAY III CORP.


                              FINANCIAL STATEMENTS







                            AS OF SEPTEMBER 30, 2004






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


                                SEGWAY III CORP.
                                  BALANCE SHEET
                            As of September 30, 2004
                              and December 31, 2003


                                     ASSETS


CURRENT ASSETS                                                      September 30, 2004     December 31, 2003
             Cash                                                        $ 14,975                $  9,975
                                                                         --------                --------

                           TOTAL ASSETS                                  $ 14,975                $  9,975
                                                                         ========                ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


     CURRENT LIABILITIES

         Accrued expenses                                                $  3,275                $  2,525
                                                                         --------                --------


                           TOTAL LIABILITIES                                3,275                   2,525
                                                                         --------                --------

     STOCKHOLDERS' EQUITY

       Common Stock - par value $0.0001;
         100,000,000 shares authorized;
           Issued and outstanding:
           5,309,900 and 5,289,900, respectively                              531                     529

       Additional paid in capital                                          15,371                  10,373

       Preferred Stock - Par value $0.0001;
         20,000,000 shares authorized;
         none issued and outstanding                                            0                       0

       Accumulated Deficit                                                 (4,202)                 (3,452)
                                                                         --------                --------

       Total stockholders' equity                                           6,700                   7,450
                                                                         --------                --------


           TOTAL LIABILITIES AND EQUITY                                  $ 14,975                $  9,975
                                                                         ========                ========


   The accompanying notes are an integral part of these financial statements.



                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
           For the nine months ended September 30, 2004 and 2003, and from inception (March 31, 2000) through September 30, 2004



                                                Nine Months       Nine Months      From Inception
                                               Sep. 30, 2004    Sep. 30, 2003     To Sep. 30, 2004

REVENUE                    Sales                $     0           $     0           $     0
                           Cost of sales              0                 0                 0
                                                -------           -------           -------

GROSS PROFIT                                          0                 0                 0

GENERAL AND ADMINISTRATIVE EXPENSES                 750               400             4,202
                                                -------           -------           -------

NET LOSS                                           (750)             (400)           (4,202)

ACCUMULATED DEFICIT, BEGINNING BALANCE           (3,452)           (2,352)                0
                                                -------           -------           -------

ACCUMULATED DEFICIT, ENDING BALANCE             $(4,202)          $(2,752)          $(4,202)
                                                =======           =======           =======


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share              (Less than .01)   (less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding       5,309,900         5,287,500


   The accompanying notes are an integral part of these financial statements.



                                SEGWAY III CORP.
                             STATEMENT OF OPERATIONS
             For the three months ended September 30, 2004 and 2003




                                              Three Months     Three Months
                                              Sep. 30, 2004    Sep. 30, 2003

REVENUE                    Sales                  $   0           $   0
                           Cost of sales              0               0
                                                  -----           -----

     GROSS PROFIT                                     0               0

     GENERAL AND ADMINISTRATIVE EXPENSES            250             150
                                                  -----           -----

     NET LOSS                                     $(250)          $(150)
                                                  =====           =====



   The accompanying notes are an integral part of these financial statements.



                                SEGWAY III CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
           From inception (March 31, 2000) through September 30, 2004

                                                         COMMON           ADDITIONAL       ACCUMULATED
                                      SHARES             STOCK             PAID IN           DEFICIT             TOTAL
                                   -----------        -----------        -----------       -----------        -----------
Stock issued for cash on
  April 29, 2000 for
  $0.0001 per share                  5,000,000        $       500        $         0       $         0        $       500

Stock issued for cash on
  September 14, 2000 for
  $0.001 per share                     250,000                 25                225                                  250

Net loss                                                                                   $      (837)              (837)
                                   -----------        -----------        -----------       -----------        -----------

Total at December 31, 2000           5,250,000                525                225              (837)               (87)

Contributed capital
  by shareholders during
  the year 2001                                                                  150                                  150

Net loss                                                                                          (967)              (967)
                                   -----------        -----------        -----------       -----------        -----------

Total at December 31, 2001           5,250,000                525                375            (1,804)              (904)

Contributed capital
  by shareholders during
  the year 2002                                                                   27                                   27

Net loss                                                                                          (548)              (548)
                                   -----------        -----------        -----------       -----------        -----------

Total at December 31, 2002           5,250,000                525                402            (2,352)            (1,425)

Stock issued for cash from
  May, 2003 through October,
  2003 for $0.25 per share              39,900                  4              9,971                                9,975

Net loss                                                                                        (1,100)            (1,100)
                                   -----------        -----------        -----------       -----------        -----------

Total at December 31, 2003           5,289,900                529             10,373            (3,452)             7,450

Stock issued for cash from
  July, 2004 through September,
  2004 for $0.25 per share              20,000                  2              4,998

Net loss                                                                                          (750)              (750)
                                   -----------        -----------        -----------       -----------        -----------

Total at September 30, 2004          5,309,900        $       531        $    15,371       $    (4,202)       $    (7,200)
                                   ===========        ===========        ===========       ===========        ===========


   The accompanying notes are an integral part of these financial statements.




                                SEGWAY III CORP.
                             STATEMENT OF CASH FLOWS
           For the nine months ended September 30, 2004 and 2003, and from inception (March 31, 2000) through September 30, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                              Sep. 30, 2004   Sep. 30, 2003    From Inception
        Net income (loss)                                            $   (750)       $   (400)       $ (4,202)

                      Increases (Decrease) in accrued expenses            750             400           3,275
                                                                     --------        --------        --------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                              (0)             (0)           (927)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                                0               0               0


CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock
          capital contributions                                         5,000               0          10,902
                                                                     --------        --------        --------

                                                                            0               0          10,902

CASH RECONCILIATION

        Net increase (decrease) in cash                                 5,000               0           5,000
        Beginning cash balance                                          9,975               0               0
                                                                     --------        --------        --------

CASH BALANCE AT END OF PERIOD                                        $ 14,975        $      0        $ 14,975
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

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,309,900 have been issued for the amount of $15,902. The following describes the shares issued.

On April 29, 2000, the Company issued 5,000,000 common shares for a total of $500, or $.0001 per share, in an issuance that the company believes is exempt from registration with the United States Securities and Exchange Commission.

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

From May, 2003 through October, 2003, the Company issued 39,900 common shares for a total of $9,975, or $.25 per share, in an issuance that the company believes is exempt from registration with the United States Securities and Exchange Commission.

From July, 2003 through September, 2003, the Company issued 20,000 common shares for a total of $9,975 or $.25 per share, in an issuance that the Company believes is exempt from registration with the United States Securities and Exchange Commission.

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

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through September 30, 2004. For the quarter ended September 30, 2004, we recognized a net loss of $250 as compared to $150 in the prior year. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004 we had a cash balance of $14,975. There are no other capital resources and the Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

From July 2004 through September 2004, we issued 20,000 shares of our common stock to 14 investors for gross proceeds of $5,000.00. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2)and Regulation D, Rule 506 thereof, as a transaction by an issuer not involved in a public offering. Each of the investors acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares. The investors did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investors were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

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

                                        SEGWAY III CORP.



Date:   November 15, 2004               /s/  Richard I. Anslow
                                        --------------------------------
                                        Richard I. Anslow
                                        President, Secretary and Director