Form 10KSB
period 2004-12-31
SPEEDHAUL HOLDINGS, INC.
filed 2005-04-11
CIK 1111284

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------
                                   FORM 10-KSB
                    -----------------------------------------

                 Annual Report Under Section 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2004

                           Commission File #333-121764

                            SPEEDHAUL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                                   New Jersey
         (State or other jurisdiction of incorporation or organization)

                                   22-3719165
                      (IRS Employer Identification Number)

              7 Bayhill Boulevard, Monroe, New Jersey          08831
              (Address of principal executive offices )      (Zip Code)

                                 (732)637-1296
               (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class               Name of each exchange on which registered

     -------------------               -----------------------------------------
     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         -------------------------------
                                (Title of class)

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

Yes   [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 6, 2005, was: $0.


Number of shares of the registrant's common stock outstanding as of April 6, 2005 is: 22,310,100 shares

The Company does not have a Transfer Agent at this time.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We are an Internet subscription based load and equipment posting and searching service for the freight trucking business. We commenced offering our services in January 2005 although, to date, we have not generated any revenues.

Our strategy is directed toward the satisfaction of our customer's needs through integrated internet technology for the trucking industry that quickly and easily allows shippers, carriers, and brokers to post and search load and equipment listings throughout the United States and Canada, 24 hours a day, 7 days a week. We currently have one employee.

We are a developmental stage company that is currently implementing our business plan to become a fully integrated online provider that links the supply and demand sides of the ground trucking industry.

Our business plan is focused on addressing the market opportunities created by changes in the trucking industry due to technological advances. As technology is utilized in the trucking industry the amount of information exchanged between the shippers and the carriers has increased along with the speed and reliability of this information. We believe that the effective implementation of our business plan will result in our gaining market share as one of the industry's best Internet sites for the trucking industry both in the United States and Canada. We believe that we can accomplish this by developing innovative ways to satisfy customers' needs for a simple, yet comprehensive way to search for postings in an easy to use online system.

We gather load and equipment information from subscribers who participate in all segments of the trucking industry: trucking companies, brokers, shippers, freight forwarders, logistical companies, and others, and make that information instantly available through a simple and easy to use Internet based software program. Databases of trucks and loads are maintained electronically and continuously updated and the information is available to shippers and haulers in real time. Our customer base will be composed of shippers who desire to minimize their freight cost and expedite their shipments by choosing their specific freight carriers, and small to medium-size truck companies that want to maximize profits by dealing directly with shippers, thus reducing freight brokerage fees. Currently we do not have any subscribers.

Subscriptions are available at prices of $29.95 per month. Shippers can post their loads at any time free of charge. Carriers will each have a free 30-day trial period. When they sign up for the trial period they will be asked to enter valid credit card information. After 30 days, their credit card will automatically be charged $29.95 each month to enable them to search for loads.

We hope to create strategic relationships with trucking companies, brokers, shippers, freight forwarders and logistical companies that will result in reciprocal advertising on each other's web site or other cross promotional print advertising. Additionally, we may charge these companies for advertisement banners on our website. The strategic relationships that develop will enable us to grow our customer base and expand our business, and benefit us by increasing exposure to our website to the consumers that view these companies' web sites. We have currently secured a domain name, www.SpeedHaul.com, and are working with a web site developer to continue developing a more advanced and unique website that will keep users interested in our site. We understand the importance of having a website that is pleasing to look at and easy to navigate through.

During the past two years we have spent a total of $8,834 in design and development for the creation of our website, all of which was spent prior to December 31, 2004.

We have established a technological Internet component through the development of the SpeedHaul.com website which we intend to use as a platform to sell, market and advertise our products and services throughout the United States and Canada. We will outsource the development of the technological Internet component to companies who have technological expertise that our management does not currently possess. We will utilize the Internet for marketing and distribution of our services online under the domain name of www.SpeedHaul.com. This website's income will initially be derived from online sales of our subscriptions sold to freight carriers, and small to medium-size truck companies for equipment posting and load searching services.

Our management will execute cross-marketing relationships with brokers, manufacturers, freight-forwarders, and import/exporters. Although we have not entered into any such agreements to date, we intend to work with established companies and intend to form significant cross-marketing relationships to promote our service.

We hope to expand revenue beyond sales of our subscriptions after the company has reached a critical mass and brand identity utilizing the Internet as a platform for marketing and distributing of our products online. We believe that developing a growing position in the industry will enhance our ability to maximize ancillary sales opportunities, including corporate sponsorship sales, advertising and product merchandising. We will seek to sell Speedhaul devices that combine our Internet site with the latest in Speedhaul technology. We currently have not identified any such Speedhaul technology nor entered into any agreements with a third party to provide such technology.

Revenues expected from our internet site include advertising sales to related and cross-marketed entities, truck stops, hotels, restaurants, truck repair facilities, truck manufacturers, trucking companies, brokers, shippers, freight forwarders, logistical companies, etc. We currently have not identified any such companies nor entered into any agreements for advertising sales.

We expect that our internet database and information system will be designed to meet the expanding needs of the online over the road trucking transportation consumer. Our web site links the supply and demand sides of the ground trucking industry.

Carriers can post their trucks to our international database. Carriers provide all pertinent information regarding their equipment, available date, location, etc. At this point the carrier can choose to leave their truck posted and have shippers contact them or proactively search SpeedHaul.com for an available load that matches their search criteria.

Shippers can post their loads to our international database. Shippers also have the choice of passively waiting for carriers to call or proactively searching our database. Contact information for the shipper is provided to the carrier, so that the carrier can effectively negotiate directly with the shipper.

The searching aspect of the system provides both the carrier and shipper up-to-the-minute information regarding trucking supply and demand. Like posting above, this feature allows shippers to search for carriers and for carriers to search for loads. All search functions can be narrowed to criteria specified by either party.

We have two distinct customers: carriers and shippers, each with the goal of moving freight. Shippers can post their loads at any time free of charge. Carriers will each have a free 30-day trial period. When they sign up for the trial period they will be asked to enter valid credit card information. After 30 days, their credit card will automatically be charged $29.95 each month to enable them to search for loads.

Our objective is to be the premier online provider of load and equipment posting and searching service for the freight trucking business by:

     * Enhancing the consumer value proposition by offering innovative products, services and information tools to the transportation industry.
     *    Establishing, strengthening and expanding our strategic relationships;
     * Aggressively developing our brand identity through high quality service offerings;
     * Investing in leading technology to enhance our web site and transaction-processing systems; and
     * Becoming a recognized global brand leader in the freight trucking industry.

Intellectual Property

We currently own the domain name www.speedhaul.com. We do not own any other trademarks and have no protection for our intellectual property. Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current, or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry grows. Any such claim, whether meritorious or not, could be time- consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations, and financial condition.

Government Regulation

Our company, operations and services are all subject to regulations set forth by various federal, state and local regulatory agencies. We take measures to ensure our compliance with all such regulations as promulgated by these agencies from time to time. The Federal Communications Commission sets certain standards and regulations regarding communications and related equipment.

There are currently few laws and regulations directly applicable to the Internet. It is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. The growth of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes.

                                   COMPETITION

The online freight trucking market is new, rapidly evolving and intensely competitive. We specifically compete with a variety of companies with varied product or service offerings, including existing search engines. Competitive companies in this category focus on providing their customer base with the ability to search matches between available loads and available trucks. The database for searches is confined to the diversity of the customers presently subscribing to each system.

Some examples of these sites are the following:

          o    www.loadsource.com
          o    www.trucktrax.com
          o    www.123loadboard.com
          o    www.freightterminal.com

Our competitive disadvantages include the fact that we are newly established and have not yet attracted a significant customer base nor have we added enhanced features to our web site such as credit checking ability. Additionally, we have not established any banner advertising to date.

We believe we have a competitive advantage due to the fact our site is easy to use and professionally presented. The number of screens has been kept to a minimum while offering increased functionality. Customer login time has been reduced to provide access to our site quickly. Additionally, our site design allows for flexibility to enhance the pages as well as expand them to accommodate advertising space or content for customers. We have competitive pricing and are priced lower than some of our competitors. Our site operates 24 hours a day, 7 days a week, in real time. We offer radius search and the ability to compute city-to-city miles and are set up to handle the US and Canada.

As the market for online freight trucking services grows, we believe that the range of companies involved in the online freight trucking services industry will increase their efforts to develop products and services that will compete with our products and services.

EMPLOYEES

As of April 6, 2005, we have a total of one employee and one independent contractor.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 7 Bayhill Boulevard, Monroe, New Jersey 08831. We currently lease the space from Andrew Norins, our sole officer and director, at no charge on a month to month basis. We currently lease the space from Mr. Norins without a written lease. This space consists of an office located in a home premises owned by Mr. Norins. We believe that this space is sufficient and adequate for our current business needs and as business warrants we may expand into a larger space. Currently, the only business engaged in at such office is the daily administration and management undertaken by our sole employee.


ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 6, 2005, there are approximately 42 shareholders of record of our common stock. There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the over the counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Our plan of operations for the twelve months following the date of this registration statement is to complete the following objectives within the time period specified:

1. Generate sales from our corporate website.

In order to accomplish this goal, we intend to recruit additional sales individuals which will improve our customer service and sales performance. In addition, we intend to have a high level of customer service and sales training, and design our sales associates' compensation structure to include incentives related to customer service goals. We do expect to incur administrative costs in developing our corporate selling culture by recruiting and training additional personnel. Additionally, the hiring of any sales and marketing personnel is included in our budgeted sales related payroll expense of $5,000 per month. To date, we have not offered nor sold any items from our website. We anticipate that as we continue to add products and additional services over the next 12 months, that those products and services will enhance our site. Our sales success depends on two fundamental points:

     o Developing innovative ways to satisfy customers' needs for a simple, yet comprehensive way to search for postings in an easy-to-use online system.
     o    Superior Customer Sales & Support.

We have contracted with Bank of America for handling credit cards and charges to our website. There was a small fee to set up this contract but we do not incur any cost in maintaining this system. However, Bank of America does charge a fee of $.15 per transaction. With the Bank of America service in place, we in January 2005 we began instituting our fee structure for our subscriptions as follows:

     o Free 30 day trial period for carriers
     o $29.95/month for carriers to access available loads o Free load postings

2. Focused Marketing and Advertising Efforts.

Our print media budget is allocated at $3,000 per month for the next twelve months. We have a print advertising campaign planned which was scheduled to commenced in the first quarter of 2005 and continue through 2005, which is designed to bring new qualified visitor/customers directly to the website. We have not commenced the campaign yet but anticipate commencing the campaign during the current quarter. We have approached, but not negotiated or contracted with any additional advertisers who we will advertise with us during 2005.

We intend to participate in industry trade shows. We view traded shows as a way to meet new and existing customers and suppliers as well as an opportunity to develop valuable business and sales relationships. We have allocated $24,000 annually from our marketing and advertising budget for trade show participation. An additional component of our marketing and advertising plan includes special promotions, which include setting up exhibits at truck stops and other industry related activities. We have allocated $12,000 annually from our marketing and advertising budget for special promotions.

We have direct link advertising planned for the site, beginning in the second quarter of 2005 and continuing through 2005, which is designed to bring new qualified visitors/customers directly to the web site. We have approached, but not negotiated or contracted with, any additional advertisers who will advertise on our web site during 2005. By putting click-through banners on other Web sites, traffic generated on one Web site has the ability to move easily to the Company's Web site by simply clicking on the banner.

3. Develop links to other websites.

We intend to provide additional links to other website. These links will be carefully selected to provide valuable information resources to visitors to our website. There is no cost to our company for maintaining these links, and we do not expect to incur any direct cost in implementing these links. We intend to add a link to mapquest.com by the end of the second quarter of 2005. MapQuest is a leader in Advanced Mapping Solutions and has over 30 years of traditional and digital mapping experience. From a Cartographic Services and GIS technology foundation, MapQuest has progressed to become a leading supplier of geographic information products, web mapping, and telecommunications markets.

MapQuest has provided companies in many industries such as travel, real estate, retail and healthcare fast, reliable, accurate and cost effective solutions. MapQuest has the experience and flexibility to meet the needs of fast-moving companies. With MapQuests' ongoing research and development, SpeedHaul will be able to tailor mapping solutions for individual clients' needs without high development costs.

4. Research and Development.

We intend to devote time and financial resources to research and development activities to develop additional products and services. We anticipates including research and development activities due to the rapid technological evolution of Internet-based commerce. We also intend to merge the technology of the Internet with the portability of the hand-held two-way pager messaging unit(s) by June 2005. We intend to resell pager units manufactured by a third party. This pager will provide the user with the ability to access the Internet; thereby anyone can post his or her truck availability or shipment specifications. Personal pagers are also a critical link between the trucker and his most valuable commodity, his family. E-mail can be sent and received while traveling to the next destination. SpeedHaul will be able to provide its customers with the flexibility to lease or buy their paging units. We have not approached, negotiated or contracted with any third party providers for paging devices. Research and development expenditures are budgeted at $120,000 for 2005. There is no assurance that we will successfully develop these products or services, or that competitors will not develop products or services sooner or products or services that are superior to the our product or service offerings.

Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

Andrew Norins, our sole officer, director and principal shareholder has agreed to provide financing to us in the future until we are able to receive additional funding. There is no set amount that Andrew Norins has agreed to fund although such amount will be enough to cover our costs for our operations until additional funds become available. It is intended that the loans will be made without interest and shall call for payments in twelve months. Although Mr. Norins has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so.

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $399,500. The breakdown is as follows:

Website Development                                         $ 17,000.00
Legal/Accounting                                            $  7,500.00
Sales Related Payroll Expense                               $ 60,000.00
Advertising & Marketing Expenses
         Print Media                                        $ 36,000.00
         Trade Shows                                        $ 24,000.00
         Special Promotions                                 $ 12,000.00
Computer/Host/supplies                                      $  5,000.00
Research & Development                                      $120,000.00
General/Administrative                                      $120,000.00

Total                                                       $399,500.00

We do not anticipate the purchase or sale of any significant equipment. We expect to increase the number of employees by hiring two full time administrative employees and one full time employee for and sales & marketing once we have successfully completed our financing. We have not identified such employees nor had any discussions with potential candidates. Depending on business we may sub-contract with sales and marketing entities to undertake marketing on our behalf. At this time we have not entered into any agreements or negotiations with sales and marketing entities to undertake marketing for us.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising and new products to cover our operating expenses.

As of December 31, 2004, we had $10,227 in cash. Our general and administrative is expected to average $1,000 per month for the next 12 months. We do not have plans to pay any salary to our sole officer and employee for the next 12 months. However, we still do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

Currently we have no material commitments for capital expenditures. We do not have any external source of funding except that Andrew Norins has agreed to provide financing to us in the future until we are able to receive additional funding. Management believes that, even though our auditors have expressed doubt about our ability to continue as a going concern, due the commencement of our business activities we will start generating revenue which will to satisfy our cash requirements for at least the next twelve months.


ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                     SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

                     SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE          1     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE          2     CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE          3     CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM
                    JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2004

PAGE          4     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER
                    31, 2004

PAGE          5     CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
                    JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2004

PAGES       6 - 9   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors of:
  Speedhaul Holdings, Inc.
  (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Speedhaul Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from June 30, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Speedhaul Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2004 and the consolidated results of its operations and its cash flows for the period from June 30, 2004 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company is in the development stage with no operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 9, 2005


                     SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                             -----------------------


                                     ASSETS
                                     ------


CURRENT ASSETS

  Cash                                                                          $          10,227
                                                                                   ----------------
      Total Current Assets                                                                 10,227

PROPERTY AND EQUIPMENT, NET                                                                 8,834
                                                                                   ----------------

TOTAL ASSETS                                                                    $          19,061
------------                                                                       ================



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                              $           2,715
  Loan payable - related party                                                              4,650
                                                                                   ----------------
       Total Current Liabilities                                                            7,365

COMMITMENTS AND CONTINGENCIES                                                                -

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
   none issued and outstanding, respectively                                                 -
  Common stock, $0.002 par value, 100,000,000 shares authorized,
   22,310,100 shares issued and outstanding                                                 2,231
  Additional paid in capital                                                               13,569
  Accumulated deficit during development stage                                             (4,104)
                                                                                   ----------------
        Total Stockholders' Equity                                                         11,696
                                                                                   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $          19,061
------------------------------------------                                         ================




       See accompanying notes to consolidated financial statements.
                                     2


                     SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2004
       ------------------------------------------------------------------




OPERATING EXPENSES

  In-kind contribution of office space                                          $           3,000
  General and administrative                                                                1,104
                                                                                   ----------------
        Total Operating Expenses                                                            4,104
                                                                                   ----------------

LOSS FROM OPERATIONS                                                                       (4,104)

Provision for Income Taxes                                                                   -
                                                                                   ----------------

NET LOSS                                                                        $          (4,104)
                                                                                   ================

 Net loss per share - basic and diluted                                         $            -
                                                                                   ================

Weighted average number of shares outstanding during the period -
 basic and diluted                                                                     20,125,549
                                                                                   ================







       See accompanying notes to consolidated financial statements.
                                     3



                     SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2004
       ------------------------------------------------------------------





                                                                                                          Accumulated
                                                                                                           Deficit
                                                                                             Additional     During
                                               Preferred Shares         Common Stock          Paid-In     Development
                                               Shares   Amount       Shares       Amount      Capital       Stage           Total
                                               ------ ----------   ----------   ----------   ----------    ----------    ----------

Common stock issued to founders for cash
 ($0.001 per share)                               -   $       --   20,000,000   $    2,000   $   (1,700)   $       --   $      300

In-kind contribution of office space              -           --           --           --        3,000            --        3,000

Stock issued for shares held by stockholders of
 Speedhaul Holdings, Inc. ($0.007 per share)      -           --    2,310,100          231       12,269            --       12,500

Net loss for the period from June 30, 2004
 (inception) to December 31, 2004                 -           --           --           --           --        (4,104)      (4,104)
                                               ------ ----------   ----------   ----------   ----------    ----------    ----------

BALANCE, DECEMBER 31, 2004                        -   $       --   22,310,100   $    2,231   $   13,569    $   (4,104)   $  11,696
                                               ------ ----------   ----------   ----------   ----------    ----------    ----------







          See accompanying notes to consolidated financial statements.
                                        4


                     SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2004
       ------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                      $            (4,104)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    In-kind contribution                                                                      3,000
    Changes in operating assets and liabilities:
    Increase in accounts payable                                                              2,715
                                                                                   ------------------
         Net Cash Provided By Operating Activities                                            1,611
                                                                                   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of intangible assets                                                              (8,834)
                                                                                   ------------------
          Net Cash Used In Investing Activities                                              (8,834)
                                                                                   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds loan payable - stockholder                                                         4,650
  Proceeds from issuance of common stock                                                     12,800
                                                                                   ------------------
         Net Cash Provided By Financing Activities                                           17,450
                                                                                   ------------------

NET INCREASE IN CASH                                                                         10,227

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               -
                                                                                   ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $            10,227
                                                                                   ==================




          See accompanying notes to consolidated financial statements.
                                        5

                     SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------



NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------ -----------------------------------------------------------

     (A)  Organization
     -----------------

     Speedhaul Holdings, Inc. f/k/a Segway VIII Corp. (a development stage company) was incorporated under the laws of the State of New Jersey on April 6, 2000. Activities during the development stage include developing the business plan and raising capital.

     Speedhaul, Inc. (a development stage company) was incorporated under the laws of the State of New Jersey on June 30, 2004. Speedhaul, Inc. plans to operate an internet website which offers internet subscription based load and equipment posting and searching services for the freight trucking business. The Company will gather load and equipment information from subscribers who participate in all segments of the trucking industry; trucking companies, brokers, shippers, freight forwarders, logistical companies and others and make that information instantly available through a simple and easy to use internet based software program.

     On December 1, 2004, Speedhaul Holdings, Inc. consummated an agreement with Speedhaul Inc. pursuant to which Speedhaul Inc. exchanged all of its 2,500 then issued and outstanding shares of common stock for 20,000,000 shares or approximately 90% of the common stock of Speedhaul Holdings, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (Speedhaul, Inc.).

     Accordingly, the financial statements include the following:

     (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

     (2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

     Speedhaul Holdings, Inc. and its wholly owned subsidiary Speedhaul, Inc. are hereafter referred to as (the "Company"). All intercompany accounts and balances have been eliminated in the consolidation.

     (B)  Use of Estimates
     ---------------------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                     SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------

     (C)  Cash and Cash Equivalents
     ------------------------------

     For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

     (D)  Website Costs
     ------------------

     The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of December 31, 2004, the Company has capitalized a total of $8,834 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the year ended December 31, 2004.

     (E)  Long-Lived Assets
     ----------------------

     The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

     (F)  Income Taxes
     -----------------

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2004, the Company has a net operating loss carryforward of $969 available to offset future taxable income through 2024. The valuation allowance at December 31, 2004 was $339. The net change in the valuation allowance for the period ended December 31, 2004 was an increase of $339.

                     SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------

     (G)  Loss Per Share
     -------------------

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of December 31, 2004, there were no common share equivalents outstanding.

     (H)  Business Segments
     ----------------------

     The Company operates in one segment and therefore segment information is not presented.

     (I)  Recent Accounting Pronouncements
     -------------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2 PROPERTY AND EQUIPMENT
------ ----------------------

     Property and equipment at December 31, 2004 consisted of the following:

               Website development costs                   $        8,834
               Accumulated depreciation                                 -
                                                         ----------------

                                                           $        8,834
                                                         ================

     During the period ended December 31, 2004, the Company recorded depreciation expense of $0.

NOTE 3 COMMITMENTS AND CONTINGENCIES
------ -----------------------------

     The Company has an outstanding commitment under its agreement for the programming of its website of $4,416 upon final beta testing and completion of the software.

                     SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------


NOTE 4 LOAN PAYABLE - RELATED PARTY
------ ----------------------------

     During 2004, the Company received working capital loans of $5,000 and $4,500 totaling $9,500 and repaid $4,850 during 2004. The loans are non-interest bearing, unsecured and due on demand. The outstanding balance at December 31, 2004 was $4,650.

NOTE 5 STOCKHOLDERS' EQUITY
------ --------------------

     (A)  Common Stock Issued for Cash
     ---------------------------------

     On June 30, 2004, the Company issued 20,000,000 shares of common stock to its founder for cash of $300 ($0.001 per share).

     (B)  Common Stock Issued in Reverse Merger
     ------------------------------------------

     On December 20, 2004, Speedhaul Holdings, Inc. exchanged 2,310,100 shares of common stock for all the outstanding shares of Speedhaul, Inc. (See Note
     1).

     (C)  In-Kind Contribution
     -------------------------

     During 2004, the Company recorded $3,000 of in-kind rent expense for space provided by its majority stockholder.

NOTE 6 RELATED PARTY TRANSACTIONS
------ --------------------------

     See Notes 4 and 5.

NOTE 7 GOING CONCERN
------ -------------

     As reflected in the accompanying financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Our accountant is Webb & Company, CPA. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Andrew Norins, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation
Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies
----------------------------

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE
        WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of April 6, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                  Age          Positions and Offices Held

Andrew Norins         34           President, Chief Financial Officer,
                                   Chief Executive Officer, Secretary, Treasurer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Andrew Norins has been our President, CEO, CFO and Chairman of our Board of Directors since December 21, 2004. Mr. Norins has been the Director of Operations and the head of the Customer Service Department for Chopper Logistics in Montville, New Jersey since November 2001. Chopper Logistics is a $40,000,000 regional dedicated carrier which has been in business for over 30 years and specializes in the automotive industry. In his capacity as Director of Operations he supervises the company's dispatching and deliveries as well as handling the duties of payroll controller. In addition, as the head of Customer Service his responsibilities include assisting the company in its customer relations and scheduling.

From January 2000 to November 2001, Mr. Norins was the President of Westridge Enterprises, a company that owned and operated a nightclub located in Greensboro, North Carolina. As the President of the company and manager of the nightclub, Mr. Norins supervised all of the day to day operations of this company as well as the payroll and bookkeeping. Prior to such time, he was employed as Logistics Center Supervisor at Penske Logistics in Garfield, New Jersey from June 1994 until December 1999. His responsibilities in such position included the handling of customer relations, payroll manager and supervising dispatchers, clerks and drivers. Mr. Norins received a Bachelor of Science from the University of Delaware in 1992 with a Minor in Business Administration.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until December 30, 2004.

ANNUAL COMPENSATION LONG TERM COMPENSATION

                        ANNUAL COMPENSATION                                            LONG TERM COMPENSATION
                                                                     RESTRICTED OPTION
                                                     OTHER ANNUAL     STOCKS/PAYOUTS       SARS     LTIP        ALL OTHER
NAME         TITLE             YEAR  SALARY   BONUS  COMPENSATION           AWARDED        ($)  COMPENSATION   COMPENSATION
----         -----             ----  ------   -----  ------------           -------        ---  ------------   ------------
Andrew      President           2004    $0       0             0                 0          0            0              0
Norins      Secretary
            and Treasurer


Richard I.  Chief Executive     2004    $0       0             0                 0          0            0              0
Anslow      Officer (1)

(1) Richard I. Anslow was our sole officer and director until the merger with Speedhaul, Inc. on December 21, 2004.

None of our directors have received monetary compensation since our incorporation to the date of this registration statement. We currently do not pay any compensation to our sole director serving on our Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                      Name and Address          Amount and Nature      Percent
Title of Class        of Beneficial Owner       of Beneficial Owner    of Class
--------------        -------------------       -------------------   --------

Common Stock          Andrew Norins                     20,000,000     89.65%
                      7 Bayhill Blvd.
                      Monroe, NJ 08831

Common Stock          Richard Anslow
                      195 Route 9 South
                      Manalapan, NJ 07726                2,000,000      8.97%


Officers and Directors                                  20,000,000     89.65%
As a Group (1)

The percent of class is based on 22,310,100 shares of common stock issued and outstanding as of April 6, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use space at 7 Bayhill Boulevard, Monroe, New Jersey 08831. We lease such space from Andrew Norins, our President, for no charge on a month to month basis.

On March 31, 2000, 5,000,000 shares of common stock were issued to Richard I. Anslow for services rendered as the founder of the company. On September 1, 2000, 250,000 shares were issued to Robert Jaclin for cash consideration. Robert Jaclin subsequently gifted such shares to his son, Gregg E. Jaclin. Both Richard
I. Anslow and Robert Jaclin may be deemed founders of the company.

Prior to our merger with Speedhaul, Inc., Richard Anslow, our sole officer, director and principal shareholder at such time, made all decisions for us and negotiated the completion of the merger. There was no relationship between Richard Anslow and Speedhaul, Inc. prior to the merger. We were introduced to Speedhaul through Gregg Jaclin, one of our shareholders and a partner at Anslow & Jaclin, LLP. Mr. Jaclin is friends with Andrew Norins, the sole shareholder of Speedhaul, Inc. Pursuant to the terms of the agreement between us and Speedhaul, Inc., Richard Anslow resigned as our officer and director. Anslow & Jaclin, LLP remained as legal counsel for us.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:

     None

(b)  Reports of Form 8-K filed in fourth quarter of the fiscal year:

     On December 23, 2004, we filed an 8K with the SEC based on the merger between Us and Speedhaul, Inc.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $3,500 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               SPEEDHAUL HOLDINGS, INC.

                               By: /s/ Andrew Norins
                              --------------------------
                                       Andrew Norins
                                       President, Secretary and Director

Dated: April 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          TITLE                        DATE
----                          -----                        ----

/s/ Andrew Norins             President, Secretary         April 6, 2005
---------------------         and Director
    Andrew Norins