Form 10QSB
period 2005-03-31
SPEEDHAUL HOLDINGS, INC.
filed 2005-05-10
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File #333-121764

SPEEDHAUL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

New Jersey

(State or other jurisdiction of incorporation or organization)

22-3719165

(IRS Employer Identification Number)

7 Bayhill Boulevard, Monroe, New Jersey	08831
(Address of principal executive offices )	(Zip Code)

(732) 637-1296

(Registrant’s telephone no., including area code)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [ X] No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2005: 22,310,100 shares of common stock.

SPEEDHAUL HOLDINGS, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

PART II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.	Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO MARCH 31, 2005 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO MARCH 31, 2005 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO MARCH 31, 2005 (UNAUDITED)

PAGES	5 - 6	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$4,285
Total Current Assets	4,285

PROPERTY AND EQUIPMENT, NET	12,145

TOTAL ASSETS	$16,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,074
Loan payable	4,650

TOTAL CURRENT LIABILITIES	9,724

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,310,100 shares issued and outstanding	2,231
Additional paid in capital	14,319
Accumulated deficit during development stage	(9,844)
Total Stockholders’ Equity	6,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,430

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Period from June 30, 2004 (Inception) to March 31, 2005

OPERATING EXPENSES
Professional fees	$2,549	$2,549
In-kind contribution of office space	750	3,750
Depreciation	1,104	1,104
General and administrative	1,337	2,441
Total Operating Expenses	5,740	9,844

LOSS FROM OPERATIONS	(5,740)	(9,844)

Provision for Income Taxes	-	-

NET LOSS	$(5,740)	$(9,844)

Net loss per share - basic and diluted	$-	$-

Weighted average number of shares outstanding during the period – basic and diluted	22,310,100	20,843,102

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO MARCH 31, 2005

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.0001 per share)	-	$-	20,000,000	$2,000	$(1,700)	$-	$300

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Stock issued for shares held by stockholders of Speedhaul Holdings, Inc. ($0.007 per share)	-	-	2,310,100	231	12,269	-	12,500

Net loss, for the period from June 30, 2004 (inception) to December 31, 2004	-	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2004	-	-	22,310,100	2,231	13,569	(4,104)	11,696

In-kind contribution of office space	-	-	-	-	750	-	750

Net loss for the three months ended March 31, 2005	-	-	-	-	-	(5,740)	(5,740)

BALANCE, MARCH 31, 2005	-	$-	22,310,100	$2,231	$14,319	$(9,844)	$6,706

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Period from June 30, 2004 (Inception) to March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,740)	$(9,844)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	750	3,750
Depreciation	1,104	1,104
Changes in operating assets and liabilities:
Increase in accounts payable	2,359	5,074
Net Cash Provided By (Used In) Operating Activities	(1,527)	84

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(4,415)	(13,249)
Net Cash Used In Operating Activities	(4,415)	(13,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable stockholder	-	4,650
Proceeds from issuance of common stock	-	12,800
Net Cash Provided By Financing Activities	-	17,450

NET INCREASE (DECREASE) IN CASH	(5,942)	4,285

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,227	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,285	$4,285

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Use of Estimates

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2005, there were no common share equivalents outstanding.

(D) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	LOAN PAYABLE – RELATED PARTY

During 2004, the Company received working capital loans from a stockholder of $5,000 and $4,500 totaling $9,500 and repaid $4,850 during 2004. The loans are non-interest bearing, unsecured and due on demand. The outstanding balance at March 31, 2005 was $4,650.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On June 30, 2004, the Company issued 20,000,000 shares of common stock to its founders for cash of $300 ($0.0001 per share).

(B) Common Stock Issued in Reverse Merger

On December 20, 2004, Speedhaul Holdings, Inc. exchanged 2,310,100 shares of common stock for all the outstanding shares of Speedhaul, Inc.

(C) In-Kind Contribution

During 2005 and 2004, the Company recorded $750 and $3,000 of in-kind rent expense for space provided by its majority stockholder for the three months ended March 31, 2005 and 2004, respectively.

NOTE 4	RELATED PARTY TRANSACTIONS

See Notes 2 and 3.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operations for the twelve months following the date of this registration statement is to complete the following objectives within the time period specified:

1.	Generate sales from our corporate website.

In order to accomplish this goal, we intend to recruit additional sales individuals which will improve our customer service and sales performance. In addition, we intend to have a high level of customer service and sales training, and design our sales associates’ compensation structure to include incentives related to customer service goals. We do expect to incur administrative costs in developing our corporate selling culture by recruiting and training additional personnel. Additionally, the hiring of any sales and marketing personnel is included in our budgeted sales related payroll expense of $5,000 per month. To date, we have not offered nor sold any items from our website. We anticipate that as we continue to add products and additional services over the next 12months, that those products and services will enhance our site. Our sales success depends on two fundamental points:

0	Developing innovative ways to satisfy customers’ needs for a simple, yet comprehensive way to search for postings in an easy-to-use online system.
0	Superior Customer Sales & Support.

We have contracted with Bank of America for handling credit cards and charges to our website. There was a small fee to set up this contract but we do not incur any cost in maintaining this system. However, Bank of America does charge a fee of $.15 per transaction. With the Bank of America service in place, in January 2005, we began instituting our fee structure for our subscriptions as follows:

0	Free 30 day trial period for carriers
0	$29.95/month for carriers to access available loads
0	Free load postings

2.	Focused Marketing and Advertising Efforts.

Our print media budget is allocated at $3,000 per month for the next twelvemonths. We have a print advertising campaign planned which was scheduled to commenced in the first quarter of 2005 and continue through 2005, which is designed to bring new qualified visitor/customers directly to the website. We have not commenced the campaign yet but anticipate commencing the campaign during the current quarter. We have approached, but not negotiated or contracted with any additional advertisers who we will advertise with us during 2005.

We intend to participate in industry trade shows. We view traded shows as a way to meet new and existing customers and suppliers as well as an opportunity to develop valuable business and sales relationships. We have allocated $24,000annually from our marketing and advertising budget for trade show participation. An additional component of our marketing and advertising plan includes special promotions, which include setting up exhibits at truck stops and other industry related activities. We have allocated $12,000 annually from our marketing and advertising budget for special promotions.

We have direct link advertising planned for the site, beginning in the second quarter of 2005 and continuing through 2005, which is designed to bring new qualified visitors/customers directly to the web site. We have approached, but not negotiated or contracted with, any additional advertisers who will advertise on our web site during 2005. By putting click-through banners on other Websites, traffic generated on one Web site has the ability to move easily to the Company’s Web site by simply clicking on the banner.

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

MapQuest has provided companies in many industries such as travel, real estate, retail and healthcare fast, reliable, accurate and cost effective solutions. MapQuest has the experience and flexibility to meet the needs of fast-moving companies. With MapQuests’ ongoing research and development, SpeedHaul will be able to tailor mapping solutions for individual clients’ needs without high development costs.

4.	Research and Development.

We intend to devote time and financial resources to research and development activities to develop additional products and services. We anticipates including research and development activities due to the rapid technological evolution of Internet-based commerce. We also intend to merge the technology of the Internet with the portability of the hand-held two-way pager messaging unit(s) by June2005. We intend to resell pager units manufactured by a third party. This pager will provide the user with the ability to access the Internet; thereby anyone can post his or her truck availability or shipment specifications. Personal pagers are also a critical link between the trucker and his most valuable commodity, his family. E-mail can be sent and received while traveling to the next destination. SpeedHaul will be able to provide its customers with the flexibility to lease or buy their paging units. We have not approached, negotiated or contracted with any third party providers for paging devices. Research and development expenditures are budgeted at $120,000 for 2005. There is no assurance that we will successfully develop these products or services, or that competitors will not develop products or services sooner or products or services that are superior to the our product or service offerings.

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

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $399,500. The breakdown is as follows:

Website Development	$17,000.00
Legal/Accounting	$7,500.00
Sales Related Payroll Expense	$60,000.00
Advertising & Marketing Expenses
Print Media	$36,000.00
Trade Shows	$24,000.00
Special Promotions	$12,000.00
Computer/Host/supplies	$5,000.00
Research & Development	$120,000.00
General/Administrative	$120,000.00

Total	$399,500.00

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

As of March 31, 2005, we had $4,285 in cash. Our general and administrative is expected to average $1,000 per month for the next 12 months. We do not have plans to pay any salary to our sole officer and employee for the next 12 months. However, we still do not have sufficient cash to meet our minimum expenses for the next 12months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

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

Critical Accounting Policies

Speedhaul Holdings’ financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Speedhaul Holdings views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Speedhual Holdings’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

On March 4, 2005, the Company filed an 8K based on a change in accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPEEDHAUL HOLDINGS, INC.

By: /s/ Andrew Norins
Andrew Norins,
President, Chief Executive Officer,
Chief Financial Officer, Secretary &
Director

Date: May 9, 2005