Form 10QSB
period 2005-06-30
SPEEDHAUL HOLDINGS, INC.
filed 2005-08-15
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2005: 22,310,100 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005 (UNAUDITED)

PAGE	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO JUNE 30, 2004 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGE	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO JUNE 30, 2004 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGES	5 - 6	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,631
Total Current Assets	1,631

PROPERTY AND EQUIPMENT, NET	11,042

TOTAL ASSETS	$12,673

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$44,251
Loan payable – relayed party	4,650

TOTAL CURRENT LIABILITIES	48,901

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,310,100 shares issued and outstanding	2,231
Additional paid in capital	15,069
Accumulated deficit during development stage	(53,528)
Total Stockholders’ Deficiency	(36,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12,673

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2005	For the Period from June 30, 2004 (Inception) to June 30, 2004	For the Six Months Ended June 30, 2005	For the Period from June 30, 2004 (Inception) to June 30, 2005

OPERATING EXPENSES
Professional fees	$39,439	$-	$41,988	$41,988
In-kind contribution of office space	750	-	1,500	4,500
Depreciation	1,104	-	2,208	2,208
General and administrative	2,391	150	3,728	4,832
Total Operating Expenses	43,684	150	49,424	53,528

LOSS FROM OPERATIONS	(43,684)	(150)	(49,424)	(53,528)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(43,684)	$(150)	$(49,424)	$(53,528)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period – basic and diluted	22,310,100	20,000,000	22,310,100	21,205,821

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO JUNE 30, 2005

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.0001 per share)	-	$-	20,000,000	$2,000	$(1,700)	$-	$300

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Stock issued for shares held by stockholders of Speedhaul Holdings, Inc. ($0.007 per share)	-	-	2,310,100	231	12,269	-	12,500

Net loss, for the period from June 30, 2004 (inception) to December 31, 2004	-	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2004	-	-	22,310,100	2,231	13,569	(4,104)	11,696

In-kind contribution of office space	-	-	-	-	750	-	750

Net loss for the three months ended March 31, 2005	-	-	-	-	-	(5,740)	(5,740)

Balance, March 31, 2005	-	-	22,310,100	2,231	14,319	(9,844)	6,706

In-kind contribution of office space	-	-	-	-	750	-	750

Net loss for the three months ended June 30, 2005	-	-	-	-	-	(43,684)	(43,684)

BALANCE, JUNE 30, 2005	-	$-	22,310,100	$2,231	$15,069	$(53,528)	$(36,228)

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Period from June 30, 2004 (Inception) to June 30, 2004	For the Period from June 30, 2004 (Inception) to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,424)	$(150)	$(53,528)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	1,500	-	4,500
Depreciation	2,208	-	2,208
Changes in operating assets and liabilities:
Increase in accounts payable	41,536	-	44,251
Net Cash Used In Operating Activities	(4,180)	(150)	(2,569)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(4,416)	-	(13,250)
Net Cash Used In Operating Activities	(4,416)	-	(13,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable stockholder	-	-	4,650
Proceeds from issuance of common stock	-	300	12,800
Net Cash Provided By Financing Activities	-	300	17,450

NET INCREASE (DECREASE) IN CASH	(8,596)	150	1,631

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,227	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,631	$150	$1,631

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2005 and 2004, there were no common share equivalents outstanding.

(D) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	LOAN PAYABLE – RELATED PARTY

During 2004, the Company received working capital loans from a stockholder of $5,000 and $4,500 totaling $9,500 and repaid $4,850 during 2004. The loans are non-interest bearing, unsecured and due on demand. The outstanding balance at June 30, 2005 was $4,650.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On June 30, 2004, the Company issued 20,000,000 shares of common stock to its founders for cash of $300 ($0.0001 per share).

(B) Common Stock Issued in Reverse Merger

On December 20, 2004, Speedhaul Holdings, Inc. exchanged 2,310,100 shares of common stock for all the outstanding shares of Speedhaul, Inc.

(C) In-Kind Contribution

During 2005 and 2004, the Company recorded $1,500 and $3,000 of in-kind rent expense for space provided by its majority stockholder for the six months ended June 30, 2005 and the six months ended December 31, 2004, respectively.

NOTE 4	RELATED PARTY TRANSACTIONS

See Notes 2 and 3.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations a working capital deficiency of $47,270 and a stockholder’s deficiency of $36,228. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operations for the twelve months is to complete the following objectives within the time period specified:

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

Our print media budget is allocated at $3,000 per month for the next twelve months. We had a print advertising campaign planned which was scheduled to commenced in the first quarter of 2005 and continue through 2005, which is designed to bring new qualified visitor/customers directly to the website. We have not commenced the campaign yet but anticipate commencing the campaign during the fourth quarter of 2005. We have approached, but not negotiated or contracted with any additional advertisers who we will advertise with us during 2005.

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

We had direct link advertising planned for the site, beginning in the second quarter of 2005 and continuing through 2005, which is designed to bring new qualified visitors/customers directly to the web site. We have not commenced the advertising yet but anticipate commencing the advertising during the fourth quarter of 2005. We have approached, but not negotiated or contracted with, any additional advertisers who will advertise on our web site during 2005. By putting click-through banners on other Websites, traffic generated on one Web site has the ability to move easily to the Company's Web site by simply clicking on the banner.

3.	Develop links to other websites.

We intend to provide additional links to other website. These links will be carefully selected to provide valuable information resources to visitors to our website. There is no cost to our company for maintaining these links, and we do not expect to incur any direct cost in implementing these links. We added a link to mapquest.com in the second quarter. MapQuest is a leader in Advanced Mapping Solutions and has over 30 years of traditional and digital mapping experience. From a Cartographic Services and GIS technology foundation, MapQuest has progressed to become a leading supplier of geographic information products, web mapping, and telecommunications markets.

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

We intend to devote time and financial resources to research and development activities to develop additional products and services. We anticipate including research and development activities due to the rapid technological evolution of Internet-based commerce. We also intended to merge the technology of the Internet with the portability of the hand-held two-way pager messaging unit(s) by the end of the second quarter. However, to date, we have not merged the technology although we intend to do so by the fourth quarter of 2005. We intend to resell pager units manufactured by a third party. This pager will provide the user with the ability to access the Internet; thereby anyone can post his or her truck availability or shipment specifications. Personal pagers are also a critical link between the trucker and his most valuable commodity, his family. E-mail can be sent and received while traveling to the next destination. SpeedHaul will be able to provide its customers with the flexibility to lease or buy their paging units. We have not approached, negotiated or contracted with any third party providers for paging devices. Research and development expenditures are budgeted at $120,000 for 2005. There is no assurance that we will successfully develop these products or services, or that competitors will not develop products or services sooner or products or services that are superior to the our product or service offerings.

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

As of June 30, 2005, we had total assets of $12,673 including cash of $1,631. As of June 30, 2005 our total current liabilities amounted to $48,901. Our general and administrative is expected to average $500 per month for the next 12 months. We do not have plans to pay any salary to our sole officer and employee for the next 12 months. However, we still do not have sufficient cash to meet our minimum expenses for the next 12months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Speedhaul Holdings views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Speedhaul Holdings' consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPEEDHAUL HOLDINGS, INC.

By: /s/ Andrew Norins
Andrew Norins,
President, Chief Executive Officer,
Chief Financial Officer, Secretary &
Director

Date: August 15, 2005