Form 10QSB
period 2005-09-30
SPEEDHAUL HOLDINGS, INC.
filed 2005-11-14
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2005: 22,310,100 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004, FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005, FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2004 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005, FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2004 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGES	5 - 6	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,452
Total Current Assets	1,452

PROPERTY AND EQUIPMENT, NET	9,938

TOTAL ASSETS	$11,390

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$45,864
Loan payable – relayed party	4,650

TOTAL CURRENT LIABILITIES	50,514

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,310,100 shares issued and outstanding	2,231
Additional paid in capital	15,819
Accumulated deficit during development stage	(57,174)
Total Stockholders’ Deficiency	(39,124)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$11,390

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Period from June 30, 2004 (Inception) to September 30, 2004	For the Period from June 30, 2004 (Inception) to September 30, 2005

OPERATING EXPENSES
Professional fees	$1,613	$-	$43,601	$-	$43,601
In-kind contribution of office space	750	-	2,250	-	5,250
Depreciation	1,104	-	3,312	-	3,312
General and administrative	180	600	3,907	750	5,011
Total Operating Expenses	3,647	600	53,070	750	57,174

LOSS FROM OPERATIONS	(3,647)	(600)	(53,070)	(750)	(57,174)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(3,647)	$(600)	$(53,070)	$(750)	$(57,174)

Net loss per share - basic and diluted	$-	$-	$-	$-	$-

Weighted average number of shares outstanding during the period – basic and diluted	22,310,100	20,000,000	22,310,100	20,000,000	21,426,677

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2005

(UNAUDITED)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.0001 per share)	-	$-	20,000,000	$2,000	$(1,700)	$-	$300

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Stock issued for shares held by stockholders of Speedhaul Holdings, Inc. ($0.007 per share)	-	-	2,310,100	231	12,269	-	12,500

Net loss, for the period from June 30, 2004 (inception) to December 31, 2004	-	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2004	-	-	22,310,100	2,231	13,569	(4,104)	11,696

In-kind contribution of office space	-	-	-	-	2,250	-	2,250

Net loss for the nine months ended September 30, 2005	-	-	-	-	-	(53,070)	(53,070)

BALANCE, SEPTEMBER 30, 2005	-	$-	22,310,100	$2,231	$15,819	$(57,174)	$(39,124)

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2005	For the Period from June 30, 2004 (Inception) to September 30, 2004	For the Period from June 30, 2004 (Inception) to September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,070)	$(750)	$(57,174)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	2,250	-	5,250
Depreciation	3,312	-	3,312
Changes in operating assets and liabilities:
Increase in accounts payable	43,149	750	45,864
Net Cash Used In Operating Activities	(4,359)	-	(2,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(4,416)	-	(13,250)
Net Cash Used In Operating Activities	(4,416)	-	(13,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable stockholder	-	-	4,650
Proceeds from issuance of common stock	-	-	12,800
Net Cash Provided By Financing Activities	-	-	17,450

NET INCREASE (DECREASE) IN CASH	(8,775)	-	1,452

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,227	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,452	$-	$1,452

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2005 and 2004, there were no common share equivalents outstanding.

(D) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	LOAN PAYABLE – RELATED PARTY

During 2004, the Company received working capital loans from a stockholder of $5,000 and $4,500 totaling $9,500 and repaid $4,850 during 2004. The loans are non-interest bearing, unsecured and due on demand. The outstanding balance at September 30, 2005 was $4,650 (See Note 6).

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On June 30, 2004, the Company issued 20,000,000 shares of common stock to its founders for cash of $300 ($0.0001 per share).

(B) Common Stock Issued in Reverse Merger

On December 20, 2004, Speedhaul Holdings, Inc. exchanged 2,310,100 shares of common stock for all the outstanding shares of Speedhaul, Inc.

(C) In-Kind Contribution

During 2005 and 2004, the Company recorded $2,250 and $3,000 of in-kind rent expense for space provided by its majority stockholder for the nine months ended September 30, 2005 and the six months ended December 31, 2004, respectively.

NOTE 4	RELATED PARTY TRANSACTIONS

See Notes 2, 3 and 6.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue from operations, a working capital deficiency of $49,062 and a stockholder’s deficiency of $39,124. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENT

On November 8, 2005, the Company issued a note payable to a stockholder for $10,000. The note bears interest at 6%, is unsecured and due on demand.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified. Such plan of operation has previously been delayed because to date we have been unable to received clearance to have our shares quoted on the OTCBB and therefore have not been able to receive additional financing. Our plan of operations as set forth below is contingent upon receiving such clearance to trade and entering into an agreement for additional financing.

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

Our print media budget is allocated at $3,000 per month for the next twelve months. We have a print advertising campaign planned which is scheduled to commence in the first quarter of 2006 and continue through 2006, which is designed to bring new qualified visitor/customers directly to the website. We have approached, but not negotiated or contracted with any additional advertisers who we will advertise with us during 2006.

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

We have direct link advertising planned for the site, beginning in the second quarter of 2006 and continuing through 2006, which is designed to bring new qualified visitors/customers directly to the web site. We have approached, but not negotiated or contracted with, any additional advertisers who will advertise on our web site during 2006. By putting click-through banners on other Websites, traffic generated on one Web site has the ability to move easily to the Company’s Web site by simply clicking on the banner.

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

We intend to devote time and financial resources to research and development activities to develop additional products and services. We anticipate including research and development activities due to the rapid technological evolution of Internet-based commerce. We also intended to merge the technology of the Internet with the portability of the hand-held two-way pager messaging unit(s) by the end of the second quarter. However, to date, we have not merged the technology although we intend to do so by the end of the fourth quarter of 2006. We intend to resell pager units manufactured by a third party. This pager will provide the user with the ability to access the Internet; thereby anyone can post his or her truck availability or shipment specifications. Personal pagers are also a critical link between the trucker and his most valuable commodity, his family. E-mail can be sent and received while traveling to the next destination. SpeedHaul will be able to provide its customers with the flexibility to lease or buy their paging units. We have not approached, negotiated or contracted with any third party providers for paging devices. Research and development expenditures are budgeted at $120,000 for 2006. There is no assurance that we will successfully develop these products or services, or that competitors will not develop products or services sooner or products or services that are superior to the our product or service offerings.

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

In November 2005, we received a loan from a shareholder in the amount of $10,000. The note bears interest at 6%, is unsecured and due on demand. Andrew Norins, our sole officer, director and principal shareholder has agreed to provide additional financing to us in the future until we are able to receive adequate funding to expand our business operations. There is no set amount that Andrew Norins has agreed to fund although such amount will be enough to cover our costs for our operations until additional funds become available. It is intended that the loans will be made without interest and shall call for payments in twelve months. Although Mr. Norins has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so.

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

As of September 30, 2005, we had total assets of $11,390 including cash of $1,452. As of September 30, 2005 our total current liabilities amounted to $50,514. Our general and administrative is expected to average $500 per month for the next 12 months. We do not have plans to pay any salary to our sole officer and employee for the next 12 months. However, we still do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Speedhaul Holdings views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Speedhaul Holdings’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: November 14, 2005