Form 10KSB
period 2005-12-31
SPEEDHAUL HOLDINGS, INC.
filed 2006-02-23
CIK 1111284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-KSB

____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 23, 2006, was: $346,515.

Number of shares of the registrant’s common stock outstanding as of February 23, 2006 is: 33,465,150

The Transfer Agent for the Company is Island Stock Transfer.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in November in the State of New Jersey under the name Segway III on March 31, 2000. Our wholly-owned subsidiary, Speedhaul Inc. was incorporated in the State of New Jersey on June 30, 2004. On December 21, 2004, pursuant to a Stock Purchase Agreement and Share Exchange between Speedhaul, Inc. and us, we acquired all of the shares of Speedhaul Inc. from Andrew Norins, the sole Speedhaul shareholder in consideration for the issuance of 20,000,000 shares of our common stock to Mr. Norins. Pursuant to the Agreement, Speedhaul became our wholly owned subsidiary and we changed our name to Speedhaul Holdings, Inc. The purpose for this merger with Speedhaul was to acquire an operating company which we believed has a successful business plan.

Our strategy is directed toward the satisfaction of our customer’s needs through integrated internet technology for the trucking industry that quickly and easily allows shippers, carriers, and brokers to post and search load and equipment listings throughout the United States and Canada, 24 hours a day, 7 days a week. We currently have one employee.

We are a developmental stage company that is currently implementing our business plan to become a fully integrated online provider that links the supply and demand sides of the ground trucking industry.

Our business plan is focused on addressing the market opportunities created by changes in the trucking industry due to technological advances. As technology is utilized in the trucking industry the amount of information exchanged between the shippers and the carriers has increased along with the speed and reliability of this information. We believe that the effective implementation of our business plan will result in our gaining market share as one of the industry’s best Internet sites for the trucking industry both in the United States and Canada. We believe that we can accomplish this by developing innovative ways to satisfy customers’ needs for a simple, yet comprehensive way to search for postings in an easy to use online system.

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

We hope to create strategic relationships with trucking companies, brokers, shippers, freight forwarders and logistical companies that will result in reciprocal advertising on each other’s web site or other cross promotional print advertising. Additionally, we may charge these companies for advertisement banners on our website. The strategic relationships that develop will enable us to grow our customer base and expand our business, and benefit us by increasing exposure to our website to the consumers that view these companies’ web sites. We have currently secured a domain name, www.SpeedHaul.com, and are working with a web site developer to continue developing a more advanced and unique website that will keep users interested in our site. We understand the importance of having a website that is pleasing to look at and easy to navigate through.

During the past two years we have spent a total of $13,250 in design and development for the creation of our website, all of which was spent prior to December 31, 2005

We have established a technological Internet component through the development of the SpeedHaul.com website which we intend to use as a platform to sell, market and advertise our products and services throughout the United States and Canada. We will outsource the development of the technological Internet component to companies who have technological expertise that our management does not currently possess. We will utilize the Internet for marketing and distribution of our services online under the domain name of www.SpeedHaul.com. This website’s income will initially be derived from online sales of our subscriptions sold to freight carriers, and small to medium-size truck companies for equipment posting and load searching services.

Our management will execute cross-marketing relationships with brokers, manufacturers, freight-forwarders, and import/exporters. Although we have not entered into any such agreements to date, we intend to work with established companies and intend to form significant cross-marketing relationships to promote our service.

We hope to expand revenue beyond sales of our subscriptions after the company has reached a critical mass and brand identity utilizing the Internet as a platform for marketing and distributing of our products online. We believe that developing a growing position in the industry will enhance our ability to maximize ancillary sales opportunities, including corporate sponsorship sales, advertising and product merchandising. We will seek to sell wireless devices that combine our Internet site with the latest in wireless technology. We currently have not identified any such wireless technology nor entered into any agreements with a third party to provide such technology.

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

Our objective is to be the premier online provider of load and equipment posting and searching service for the freight trucking business by:

•	Enhancing the consumer value proposition by offering innovative products, services and information tools to the transportation industry.;

•	Establishing, strengthening and expanding our strategic relationships;
•	Aggressively developing our brand identity through high quality service offerings;
•	Investing in leading technology to enhance our web site and transaction-processing systems; and
•	Becoming a recognized global brand leader in the freight trucking industry.

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

Some examples of these sites are the following:

•	www.loadsource.com
•	www.trucktrax.com
•	www.123loadboard.com
•	www.freightterminal.com

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

Employees

We currently have one part-time employee.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are currently approved for trading on the OTC Electronic Bulletin Board under the symbol “SPHH.” However, no market exists yet for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders. As of February 21, 2006, there are approximately 42 shareholders of record of our common stock.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified. Such plan of operation has previously been delayed because until recently we had been unable to received clearance to have our shares quoted on the OTCBB and therefore have not been able to receive additional financing. Our plan of operations as set forth below is based upon our recent clearance to trade and entering into an agreement for additional financing.

1.	Generate sales from our corporate website.

In order to accomplish this goal, we intend to recruit additional sales individuals which will improve our customer service and sales performance. In addition, we intend to have a high level of customer service and sales training, and design our sales associates’ compensation structure to include incentives related to customer service goals. We do expect to incur administrative costs in developing our corporate selling culture by recruiting and training additional personnel. Additionally, the hiring of any sales and marketing personnel is included in our budgeted sales related payroll expense of $5,000 per month. To date, we have not offered nor sold any items from our website. We anticipate that as we continue to add products and additional services over the next 12 months, that those products and services will enhance our site. Our sales success depends on two fundamental points:

-	Developing innovative ways to satisfy customers’ needs for a simple, yet comprehensive way to search for postings in an easy-to-use online system.
-	Superior Customer Sales & Support.

We have contracted with Bank of America for handling credit cards and charges to our website. There was a small fee to set up this contract but we do not incur any cost in maintaining this system. However, Bank of America does charge a fee of $.15 per transaction. With the Bank of America service in place, in January 2005, we began instituting our fee structure for our subscriptions as follows:

-	Free 30 day trial period for carriers
-	$29.95/month for carriers to access available loads
-	Free load postings

2.	Focused Marketing and Advertising Efforts.

Our print media budget is allocated at $3,000 per month for the next twelve months. We have a print advertising campaign planned which is scheduled to commence in the second quarter of 2006 and continue through 2006, which is designed to bring new qualified visitor/customers directly to the website. We have approached, but not negotiated or contracted with any additional advertisers who we will advertise with us during 2006.

We intend to participate in industry trade shows. We view traded shows as a way to meet new and existing customers and suppliers as well as an opportunity to develop valuable business and sales relationships. We have allocated $24,000 annually from our marketing and advertising budget for trade show participation. An additional component of our marketing and advertising plan includes special promotions, which include setting up exhibits at truck stops and other industry related activities. We have allocated $12,000 annually from our marketing and advertising budget for special promotions. However, since we currently have approximately $5,000 in cash and no revenues from operations, these marketing and advertising efforts are subject to the successful completion by us of debt or equity financings. In the event we are unable to raise the required amounts in a timely manner, if at all, we will be unable to proceed with these marketing and advertising plans.

We have direct link advertising planned for the site, beginning in the third quarter of 2006 and continuing through 2006, which is designed to bring new qualified visitors/customers directly to the web site. We have approached, but not negotiated or contracted with, any additional advertisers who will advertise on our web site during 2006. By putting click-through banners on other Websites, traffic generated on one Web site has the ability to move easily to the Company’s Web site by simply clicking on the banner.

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

We do not anticipate the purchase or sale of any significant equipment. We expect to increase the number of employees by hiring two full time administrative employees and one full time employee for and sales and marketing once we have successfully completed our financing. We have not identified such employees nor had any discussions with potential candidates. Depending on business we may sub-contract with sales and marketing entities to undertake marketing on our behalf. At this time we have not entered into any agreements or negotiations with sales and marketing entities to undertake marketing for us.

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

Capital Resources and Liquidity.

As of December 31, 2005, we had total assets of $5,090 including cash of $5,090. As of December 31, 2005 our total current liabilities amounted to $55,024. Our operating activities used cash of $10,721 in the twelve months ending December 31, 2005. Our general and administrative is expected to average $1,500 per month for the next 12 months. We do not have plans to pay any salary to our sole officer and employee for the next 12 months. However, we still do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies

Speedhaul’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Speedhaul’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Speedhaul’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005, FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2004 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2005

PAGE	4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2005

PAGE	5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005, FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2004 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2005

PAGES	6 - 10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Speedhaul Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Speedhaul Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2005, for the period from June 30, 2004 (inception) to December 31, 2004 and for the period from June 30, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Speedhaul Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2005 and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, for the period from June 30, 2004 (inception) to December 31, 2004 and for the period from June 30, 2004 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company is in the development stage and has a working capital deficiency of $49,934, a loss from operations of $64,630 and a stockholders’ deficiency of $ 49,934. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

February 2, 2006

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash	$5,090
Total Current Assets	5,090

PROPERTY AND EQUIPMENT, NET	-

TOTAL ASSETS	$5,090

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$40,374
Loan payable – related party	4,650
Note payable – related party	10,000
Total Current Liabilities	55,024

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,465,150 shares issued and outstanding	3,347
Additional paid in capital	15,453
Accumulated deficit during development stage	(68,734)
Total Stockholders’ Deficiency	(49,934)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,090

See accompanying notes to consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2005	For the Period from June 30, 2004 (inception) to December 31, 2004	For the Period from June 30, 2004 (inception) to December 31, 2005

OPERATING EXPENSES
Professional fees	44,555	-	44,555
Depreciation expense	3,312	-	3,312
Impairment of website	9,938	-	9,938
In-kind contribution of office space	$3,000	$3,000	$6,000
General and administrative	3,825	1,104	4,929
Total Operating Expenses	64,630	4,104	68,734

LOSS FROM OPERATIONS	(64,630)	(4,104)	(68,734)

Provision for Income Taxes	-	-	-

NET LOSS	$(64,630)	$(4,104)	$(68,734)

Net loss per share - basic and diluted	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	33,465,150	30,188,323	32,366,906

See accompanying notes to consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2005

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.00001 per share)	-	$-	30,000,000	$3,000	$(2,700)	$-	$300

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Stock issued for shares held by stockholders of Speedhaul Holdings, Inc. ($0.0037 per share)	-	-	3,465,150	347	12,153	-	12,500

Net loss for the period from June 30, 2004 (inception) to December 31, 2004	-	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2005	-	-	33,465,150	3,347	12,453	(4,104)	11,696

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Net loss, 2005	-	-	-	-	-	(64,630)	(64,630)

BALANCE, DECEMBER 31, 2005	-	$-	33,465,150	$3,347	$15,453	$(68,734)	$(49,934)

See accompanying notes to consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2005	For the Period from June 30, 2004 (inception) to December 31, 2004	For the Period from June 30, 2004 (inception) to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,630)	$(4,104)	$(68,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	3,312	-	3,312
Impairment of website	9,938	-	9,938
In-kind contribution	3,000	3,000	6,000
Changes in operating assets and liabilities:
Increase in accounts payable	37,659	2,715	40,374
Net Cash Provided By (Used In) Operating Activities	(10,721)	1,611	(9,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(4,416)	(8,834)	(13,250)
Net Cash Used In Investing Activities	(4,416)	(8,834)	(13,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds loan payable – stockholder	-	4,650	4,650
Proceeds from issuance of common stock	-	12,800	12,800
Proceeds from note payable – related party	10,000	-	10,000
Net Cash Provided By Financing Activities	10,000	17,450	27,450

NET INCREASE (DECREASE) IN CASH	(5,137)	10,227	5,090

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,227	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,090	$10,227	$5,090

See accompanying notes to consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

On December 1, 2004, Speedhaul Holdings, Inc. consummated an agreement with Speedhaul Inc. pursuant to which Speedhaul Inc. exchanged all of its 2,500 then issued and outstanding shares of common stock for 30,000,000 shares or approximately 90% of the common stock of Speedhaul Holdings, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (Speedhaul, Inc.).

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

Speedhaul Holdings, Inc. and its wholly owned subsidiary Speedhaul, Inc. are hereafter referred to as (the “Company”). All intercompany accounts and balances have been eliminated in the consolidation.

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

AS OF DECEMBER 31, 2005

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Website Costs

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.

(E) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2005, the Company has a net operating loss carryforward of approximately $52,000 available to offset future taxable income through 2025. The valuation allowance at December 31, 2005 was $18,316. The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $17,968.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2005 and 2004, there were no common share equivalents outstanding.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”“ SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following:

Website development costs	$13,250
Accumulated depreciation	3,312
Impairment	9,938

$-

During the years ended December 31, 2005 and 2004, the Company recorded depreciation expense of $3,312 and $0, respectively. During 2005, the Company recognized an impairment of its website of $9,938.

NOTE 3	LOAN PAYABLE – RELATED PARTY

During 2004, the Company received working capital loans of $5,000 and $4,500 totaling $9,500 and repaid $4,850 during 2004. The loans are non-interest bearing, unsecured and due on demand. The outstanding balance at December 31, 2005 was $4,650.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

NOTE 4	NOTE PAYABLE – STOCKHOLDER

During 2005, the Company received a note payable of $10,000 from a law firm related to two stockholders of the Company. The note bears interest at 6%, is unsecured and due on November 8, 2006.

NOTE 5	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On June 30, 2004, the Company issued 30,000,000 shares of common stock to its founder for cash of $300 ($0.00001 per share).

(B) Common Stock Issued in Reverse Merger

On December 20, 2004, Speedhaul Holdings, Inc. exchanged 3,346,150 shares of common stock for all the outstanding shares of Speedhaul, Inc. (See Note 1).

(C) In-Kind Contribution

During 2005 and 2004, the Company recorded $3,000 and $3,000 respectively of in-kind rent expense for space provided by its majority stockholder.

(D) Stock Split

During November 2005, the Company declared a 1 for 1.5 common stock split effective to stockholders of record on November 13, 2005. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 6	RELATED PARTY TRANSACTIONS

See Notes 3 and 4.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage and has a working capital deficiency of $49,934, a loss from operations of $64,630 and a stockholders’ deficiency of $ 49,934. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of February 21, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Andrew Norins	35	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

ANDREW NORINS has been our President, CEO, CFO and Chairman of our Board of Directors since December 21, 2004. Mr. Norins has been the Director of Operations and the head of the Customer Service Department for Chopper Logistics in Montville, New Jersey since November 2001. Chopper Logistics is a $40,000,000 regional dedicated carrier which has been in business for over 30 years and specializes in the automotive industry. In his capacity as Director of Operations he supervises the company’s dispatching and deliveries as well as handling the duties of payroll controller. In addition, as the head of Customer Service his responsibilities include assisting the company in its customer relations and scheduling.

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

We have not filed a Form 5 for the year ending December 31, 2005.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

In 2005, our sole officer and director did not receive any compensation for his services rendered to us and he is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Andrew Norins 7 Bayhill Blvd. Monroe, NJ 08831	30,000,000	89.65%
Common Stock	Richard Anslow 195 Route 9 South Manalapan, NJ 07726	3,000,000	8.97%
Officers and Directors As a Group (1)		30,000,000	89.65%

The percent of class is based on 33,465,150 shares of common stock issued and outstanding as of February 21, 2006.

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

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2005 and 2004, we were billed approximately $4,600 and $0 for professional services rendered for the audit of our financial statements. We also were billed approximately $2,600 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005.

Tax Fees

For the Company's fiscal year ended December 31, 2005 and 2004, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and 2004.

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
Andrew Norins
President, Secretary and Director

Dated: February 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Andrew Norins	President, Secretary and Director	February 23, 2006
Andrew Norins