Form 10QSB
period 2006-03-31
SPEEDHAUL HOLDINGS, INC.
filed 2006-05-15
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2006: 22,310,100 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	5 - 8	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$912

TOTAL CURRENT ASSETS	$912

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$45,434
Loan payable – related party	4,650
Note payable – related party	10,000

TOTAL CURRENT LIABILITIES	60,084

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,465,150 shares issued and outstanding	3,347
Additional paid in capital	17,203
Accumulated deficit during development stage	(79,722)
Total Stockholders’ Deficiency	(59,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$912

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period From June 30, 2004 (Inception) to March 31, 2006

OPERATING EXPENSES
Professional fees	$6,606	$2,549	$51,161
Depreciation	-	1,104	3,312
Impairment of website	-	-	9,938
In-kind contribution of services	1,750	750	7,750
General and administrative	2,482	1,337	7,411
Total Operating Expenses	10,838	5,740	79,572

LOSS FROM OPERATIONS	(10,838)	(5,740)	(79,572)

OTHER EXPENSE
Income expense	(150)	-	(150)
Total Other Expense	(150)	-	(150)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(10,988)	(5,740)	(79,722)

Provision for Income Taxes	-	-	-

NET LOSS	$(10,988)	$(5,740)	$(79,722)

Net loss per share - basic and diluted	$-	$-	$-

Weighted average number of shares outstanding during the period – basic and diluted	33,456,150	33,456,150	32,521,588

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2005

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, June 30, 2004 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.00001 per share)	-	-	30,000,000	3,000	(2,700)	-	300

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Stock issued for shares held by stockholders of Speedhaul Holdings, Inc. ($0.0036 per share)	-	-	3,465,150	347	12,153	-	12,500

Net loss for the period from June 30, 2004 (inception) to December 31, 2004	-	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2004	-	-	33,465,150	3,347	12,453	(4,104)	11,696

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Net loss, 2005	-	-	-	-	-	(64,630)	(64,630)

Balance, December 31, 2005	-	-	33,465,150	3,347	15,453	(68,734)	(49,934)

In-kind contribution of services	-	-	-	-	1,750	-	1,750

Net loss for the three months ended March 31, 2006	-	-	-	-	-	(10,988)	(10,988)

BALANCE, MARCH 31, 2006	-	$-	33,465,150	$3,347	$17,203	$(79,722)	$(59,172)

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period From June 30, 2004 (Inception) to March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,988)	$(5,740)	$(79,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,104	3,312
Impairment of website	-	-	9,938
In-kind contribution	1,750	750	7,750
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,060	2,359	45,434
Net Cash Used In Operating Activities	(4,178)	(1,527)	(13,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(4,415)	(13,250)
Net Cash Used In Operating Activities	-	(4,415)	(13,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable stockholder	-	-	14,650
Proceeds from issuance of common stock	-	-	12,800
Net Cash Provided By Financing Activities	-	-	27,450

NET INCREASE (DECREASE) IN CASH	(4,178)	(5,942)	912

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,090	10,227	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$912	$4,285	$912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

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

(B) Organization

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

(C) Use of Estimates

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

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

(D) Principles of Consolidation

The consolidated financial statements include the accounts of Speedhaul Holdings, Inc. and its wholly owned subsidiary, Speedhaul, Inc. All significant inter company accounts and transactions have been eliminated.

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2006 and 2005 and for the period from June 30, 2004 (inception) to March 31, 2006 there were no common share equivalents outstanding.

(G) Income Taxes

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

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

(I) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

NOTE 2	LOAN PAYABLE – RELATED PARTY

During 2004, the Company received working capital loans from a stockholder of $5,000 and $4,500 totaling $9,500 and repaid $4,850 during 2004. The loans are non-interest bearing, unsecured and due on demand. The outstanding balance at March 31, 2006 was $4,650.

NOTE 3	NOTE PAYABLE – STOCKHOLDER

During 2005, the Company received a note payable of $10,000 from a law firm related to two stockholders of the Company. The note bears interest at 6%, is unsecured and due on November 8, 2006. The outstanding balance at March 31, 2006 was $10,000.

NOTE 4	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On June 30, 2004, the Company issued 30,000,000 shares of common stock to its founder for cash of $300 ($0.00001 per share).

(B) Common Stock Issued in Reverse Merger

On December 20, 2004, Speedhaul Holdings, Inc. exchanged 3,465,150 shares of common stock having a fair value of $12,500 for all the outstanding shares of Speedhaul, Inc.

(C) In-Kind Contribution

Since inception to March 31, 2006, the Company recorded $7,750 of in-kind services provided. Of the total, $6,750 was for rent expense for space provided by its majority stockholder. The remaining $1,000 was for services provided.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

(D) Stock Split

During November 2005, the Company declared a 1 for 1.5 common stock split effective to stockholders of record on November 13, 2005. Per share and weighted average amounts have been retroactively restated in the accompanying unaudited consolidated financial statements and related notes to reflect this stock split.

NOTE 5	RELATED PARTY TRANSACTIONS

See Notes 2, 3 and 4.

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company is in the development stage and has a working capital and stockholders’ deficiency of $59,172, a loss from operations for the three months ended March 31, 2006 of $10,988 and net cash used in operations of $4,178. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our print media budget is allocated at $3,000 per month for the next twelve months. We have a print advertising campaign planned which was scheduled to commence in the first quarter of 2006 and continue through 2006, which is designed to bring new qualified visitor/customers directly to the website. We have approached, but not negotiated or contracted with any additional advertisers who we will advertise with us during 2006. To date we have not commenced this print advertising campaign and intend to commence same by the end of the third quarter of 2006 if we are able to raise sufficient funds.

We intend to participate in industry trade shows. We view traded shows as a way to meet new and existing customers and suppliers as well as an opportunity to develop valuable business and sales relationships. We have allocated $24,000 annually from our marketing and advertising budget for trade show participation. An additional component of our marketing and advertising plan includes special promotions, which include setting up exhibits at truck stops and other industry related activities. We have allocated $12,000 annually from our marketing and advertising budget for special promotions. However, we can not commence such marketing and advertising until such time as we have raised additional funds.

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

We intend to devote time and financial resources to research and development activities to develop additional products and services. We anticipate including research and development activities due to the rapid technological evolution of Internet-based commerce. We also intended to merge the technology of the Internet with the portability of the hand-held two-way pager messaging unit(s) by the end of the second quarter. However, to date, we have not merged the technology although we intend to do so by the end of the fourth quarter of 2006. We intend to resell pager units manufactured by a third party. This pager will provide the user with the ability to access the Internet; thereby anyone can post his or her truck availability or shipment specifications. Personal pagers are also a critical link between the trucker and his most valuable commodity, his family. E-mail can be sent and received while traveling to the next destination. SpeedHaul will be able to provide its customers with the flexibility to lease or buy their paging units. We have not approached, negotiated or contracted with any third party providers for paging devices. Research and development expenditures are budgeted at $120,000 for 2006. There is no assurance that we will successfully develop these products or services, or that competitors will not develop products or services sooner or products or services that are superior to our product or service offerings. In addition, until such time as we raise additional funds we will not be in a position to commence our research and development.

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

As of March 31, 2006, we had total assets of $912 including cash of $912. As of March 31, 2006 our total current liabilities amounted to $60,084. Our general and administrative is expected to average $2,788 per month for the next 12 months. We do not have plans to pay any salary to our sole officer and employee for the next 12 months. However, we still do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: May 15, 2006