Form 10QSB
period 2006-06-30
SPEEDHAUL HOLDINGS, INC.
filed 2006-07-26
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 24, 2006: 33,465,150 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	5 - 8	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$687

TOTAL ASSETS	$687

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$47,486
Loan payable – related party	4,650
Note payable – related party	10,000

TOTAL LIABILITIES	62,136

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,465,150 shares issued and outstanding	3,347
Additional paid in capital	18,453
Accumulated deficit during development stage	(83,249)
Total Stockholders’ Deficiency	(61,449)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$687

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period from June 30, 2004 (Inception) to June 30, 2006

OPERATING EXPENSES
Professional fees	$1,903	$39,439	$8,509	$41,988	$53,064
Depreciation	-	1,104	-	2,208	3,312
Impairment of website	-	-	-	-	9,938
In-kind contribution of services	1,250	750	3,000	1,500	9,000
General and administrative	224	2,391	2,706	3,728	7,636
Total Operating Expenses	3,377	43,684	14,215	49,424	82,950

LOSS FROM OPERATIONS	(3,377)	(43,684)	(14,215)	(49,424)	(82,950)

OTHER EXPENSE
Interest expense	(150)	-	(300)	-	(300)
Total Other Expense	(150)	-	(300)	-	(300)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,527)	(43,684)	(14,515)	(49,424)	(83,250)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(3,527)	$(43,684)	$(14,515)	$(49,424)	$(83,250)

Net loss per share - basic and diluted	$-	$-	$-	$-	$-

Weighted average number of shares outstanding during the period – basic and diluted	33,465,150	22,310,100	33,465,150	22,310,100	33,639,210

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO JUNE 30, 2006

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, June 30, 2004 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.00001 per share)	-	-	30,000,000	3,000	(2,700)	-	300

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Stock issued for shares held by stockholders of Speedhaul Holdings, Inc. ($0.0036 per share)	-	-	3,465,150	347	12,153	-	12,500

Net loss for the period from June 30, 2004 (inception) to December 31, 2004	-	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2004	-	-	33,465,150	3,347	12,453	(4,104)	11,696

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Net loss, 2005	-	-	-	-	-	(64,630)	(64,630)

Balance, December 31, 2005	-	$-	33,465,150	$3,347	$15,453	$(68,734)	$(49,934)

In-kind contribution of services	-	-	-	-	3,000	-	3,000

Net loss for the six months ended June 30, 2006	-	-	-	-	-	(14,515)	(14,515)

BALANCE, JUNE 30, 2006	-	$-	33,465,150	$3,347	$18,453	$(83,249)	$(61,449)

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period from June 30, 2004 (Inception) to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,515)	$(49,424)	$(83,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,208	3,312
Impairment of website	-	-	9,938
In-kind contribution	3,000	1,500	9,000
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts payable and accrued expenses	7,112	41,536	47,486
Net Cash Used In Operating Activities	(4,403)	(4,180)	(13,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(4,416)	(13,250)
Net Cash Used In Operating Activities	-	(4,416)	(13,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan	-	-	14,650
Proceeds from issuance of common stock	-	-	12,800
Net Cash Provided By Financing Activities	-	-	27,450

NET INCREASE (DECREASE) IN CASH	(4,403)	(8,596)	687

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,090	10,227	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$687	$1,631	$687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

AS OF JUNE 30, 2006

(UNAUDITED)

(D) Principles of Consolidation

The consolidated financial statements include the accounts of Speedhaul Holdings, Inc. and its wholly owned subsidiary, Speedhaul, Inc. All significant inter company accounts and transactions have been eliminated.

(E) Cash and Cash Equivalents

For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2006 and 2005 and for the period from June 30, 2004 (inception) to June 30, 2006, respectively, there were no common share equivalents outstanding.

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to b e recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I)Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

NOTE 2	LOAN PAYABLE – RELATED PARTY

During 2004, the Company received working capital loans from a stockholder of $5,000 and $4,500 totaling $9,500 and repaid $4,850 during 2004. The loans are non-interest bearing, unsecured and due on demand. The outstanding balance at June 30, 2006 was $4,650.

NOTE 3	NOTE PAYABLE – STOCKHOLDER

During 2005, the Company received a note payable of $10,000 from a law firm related to two stockholders of the Company. The note bears interest at 6%, is unsecured and due on November 8, 2006. The outstanding balance at June 30, 2006 was $10,000.

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

(C) In-Kind Contribution

Since inception to June 30, 2006, the Company recorded $9,000 of in-kind services provided. Of the total, $7,500 was for rent expense for space provided by its majority stockholder. The remaining $1,500 was for services provided.

(D) Stock Split

During November 2005, the Company declared a 1 for 1.5 common stock split effective to stockholders of record on November 13, 2005. Per share and weighted average amounts have been retroactively restated in the accompanying unaudited consolidated financial statements and related notes to reflect this stock split.

NOTE 5	RELATED PARTY TRANSACTIONS

See Notes 2, 3 and 4.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage and has a working capital and stockholders’ deficiency of $61,449, a loss from operations for the six months ended June 30, 2006 of $14,515, net cash used in operations of $4,403. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

During July 2006, the Company received a loan for working capital of $25,000 from its President. The loan is non interest bearing, unsecured and due on demand.

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

Our print media budget is $3,000 per month for the next twelve months. We have a print advertising campaign planned which was scheduled to commence in the first quarter of 2006 and continue through 2006, which is designed to bring new qualified visitor/customers directly to the website. We have approached, but not negotiated or contracted with any additional advertisers who we will advertise with during 2006. To date we have not commenced this print advertising campaign and intend to commence same by the end of the third quarter of 2006 if we are able to raise sufficient funds.

We intend to participate in industry trade shows. We view trade shows as a way to meet new and existing customers and suppliers as well as an opportunity to develop valuable business and sales relationships. We have allocated $24,000 annually from our marketing and advertising budget for trade show participation. An additional component of our marketing and advertising plan includes special promotions, which include setting up exhibits at truck stops and other industry related activities. We have allocated $12,000 annually from our marketing and advertising budget for special promotions. However, we can not commence such marketing and advertising until such time as we have raised additional funds.

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

MapQuest has provided companies in many industries such as travel, real estate, retail and healthcare, fast, reliable, accurate and cost effective solutions. MapQuest has the experience and flexibility to meet the needs of fast-moving companies. With MapQuests’ ongoing research and development, SpeedHaul will be able to tailor mapping solutions for individual clients’ needs without high development costs.

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

We do not anticipate the purchase or sale of any significant equipment. We expect to increase the number of employees by hiring two full time administrative employees and one full time employee for sales & marketing once we have successfully completed our financing. We have not identified such employees nor had any discussions with potential candidates. Depending on business we may sub-contract with sales and marketing entities to undertake marketing on our behalf. At this time we have not entered into any agreements or negotiations with sales and marketing entities to undertake marketing for us.

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

As of June 30, 2006, we had total assets of $687 consisting solely of cash of $687. As of June 30, 2006 our total current liabilities amounted to $62,136. Our general and administrative expenses are expected to average $2,788 per month for the next 12 months. We do not have plans to pay any salary to our sole officer and employee for the next 12 months. However, we still do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

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

Currently we have no material commitments for capital expenditures. We do not have any external source of funding except that Andrew Norins has agreed to provide financing to us in the future until we are able to receive additional funding. Management believes that, even though our auditors have expressed doubt about our ability to continue as a going concern.

Critical Accounting Policies

Speedhaul Holdings’ financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Item 3.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: July 25, 2006