Form 10QSB
period 2006-09-30
SPEEDHAUL HOLDINGS, INC.
filed 2006-11-02
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2006: 33,465,150 shares of common stock.

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

SIGNATURE

Item 1.    Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES	5 - 8	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Speedhaul Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$18,582

Total Assets	$18,582

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	44,044
Loan payable - related party	29,650
Note payable - related party	10,000
Total Liabilities	83,694

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
33,465,150 shares issued and outstanding	3,347
Additional paid-in capital	19,703
Deficit accumulated during the development stage	(88,162)

Total Stockholders' Deficiency	(65,112)

Total Liabilities and Stockholders' Deficiency	$18,582

See accompanying notes to unaudited consolidated financial statements.

Speedhauld Holdings, Inc. and Subsidiary
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005 and
for the Period from June 30, 2004 (inception) to September 30, 2006
(Unaudited)

					June 30, 2004
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) to
	2006	2005	2006	2005	September 30, 2006

Operating Expenses
Professional fees	2,500	1,613	11,009	43,601	55,564
Depreciation expense	-	1,104	-	3,312	3,312
Impairment of website	-	-	-		9,938
In-kind contribution of services	1,250	750	4,250	2,250	10,250
General and administrative	1,013	180	3,719	3,907	8,648
Total Operating Expenses	4,763	3,647	18,978	53,070	87,712

Loss from Operations	(4,763)	(3,647)	(18,978)	(53,070)	(87,712)

Other Expense
Interest expense	(150)	-	(450)	-	(450)
Total Other Expense	(150)	-	(450)	0	(450)

Loss Before Provision For Income Taxes	(4,913)	(3,647)	(19,428)	(53,070)	(88,162)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(4,913)	$(3,647)	$(19,428)	$(53,070)	$(88,162)

Net Loss Per Share - Basic and Diluted	$-	$-		$-	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	33,465,150	22,310,100	33,465,150	22,310,100	32,731,651

See accompanying notes to unaudited consolidated financial statements.

Speedhaul Holdings, Inc. and Subsidiary
(A Development Stage Company)
ConsolidatedStatement of Stockholders' Equity (Deficiency)
For the period from June 30, 2004 (inception) to September 30, 2006
Unaudited

	Preferred Stock					Deficit
	$.001 Par Value		Common Stock, $.001 Par Value		Additional	accumulated during	Total
					Paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	stage	Equity (Deficiency)

Balance, June 30, 2004 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.00001 per share)	-	-	30,000,000	3,000	(2,700)	-	(2,700)

In-kind contribution of offfice space	-	-	-	-	3,000	-	3,000

Stock issued for shares held by stockholders of Speedhaul Holdings, Inc. ($0.0037 per share)	-	-	3,465,150	347	12,153	-	12,500

Net loss for the period from June 30, 2004 to December 31, 2004	-	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2004	-	-	33,465,150	3,347	12,453	(4,104)	11,696

In-kind contribution of offfice space	-	-	-	-	3,000	-	3,000

Net loss for the year ended December 31, 2005	-	-	-	-	-	(64,630)	(64,630)

Balance, December 31, 2005	-	-	33,465,150	3,347	15,453	(68,734)	(49,934)

In-kind contribution of services			-	-	4,250	-	4,250

Net loss for the nine months ended September 30, 2006	-	-	-	-	-	(19,428)	(19,428)

Balance , September 30, 2006	-	-	33,465,150	3,347	19,703	(88,162)	(65,112)

See accompanying notes to unaudited consolidated financial statements.

Speedhaul Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005 and
for the Period from June 30, 2004 (inception) to September 30, 2006
(Unaudited)

			June 30, 2004
	Nine Months Ended September 30,		(Inception) to
	2006	2005	September 30, 2006
Cash Flows From Operating Activities:
Net Loss	$(19,428)	$(53,070)	$(88,162)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	-	3,312	3,312
Imparement of website	-	-	9,938
In-kind contribution	4,250	2,250	10,250
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts receivable	-	-	-
Accounts payable and accrued expenses	3,670	43,149	44,044
Net Cash Used In Operating Activities	(11,508)	(4,359)	(20,618)

Cash Flows From Investing Activities:
Purchase of intangible assets	-	(4,416)	(13,250)
Net Cash Used in Investing Activities	-	(4,416)	(13,250)

Cash Flows From Financing Activities:
Proceeds from stockholder loan	25,000	-	39,650
Proceeds from issuance of common stock	-	-	12,800
Net Cash Provided by Financing Activities	25,000	-	52,450

Net Increase (Decrease) in Cash	13,492	(8,775)	18,582

Cash at Beginning of Period	5,090	10,227	-

Cash at End of Period	$18,582	$1,452	$18,582

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements.

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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2006 and 2005 and for the period from June 30, 2004 (inception) to September 30, 2006, respectively, there were no common share equivalents outstanding.

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

(I)  Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have effect on the financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
(UNAUDITED)

NOTE 2  LOAN PAYABLE - RELATED PARTY

During 2004, the Company received working capital loans from a stockholder of $5,000 and $4,500 totaling $9,500 and repaid $4,850 during 2004. During the 2006, the Company received working capital loan from a stockholder in the amount of $25,000. The loans bear interest at 6%, unsecured and due on demand. The outstanding balance at September 30, 2006 for all related party loans was $29,650.

NOTE 3  NOTE PAYABLE - STOCKHOLDER

During 2005, the Company received a note payable of $10,000 from a law firm related to two stockholders of the Company. The note bears interest at 6%, is unsecured and due on November 8, 2006. The outstanding balance at September 30, 2006 was $10,000.

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

               (C) In-Kind Contribution

Since inception to September 30, 2006, the Company recorded $10,250 of in-kind services provided. Of the total, $8,250 was for rent expense for space provided by its majority stockholder. The remaining $2,000 was for services provided.

(D) Stock Split

During November 2005, the Company declared a 1 for 1.5 common stock split effective to stockholders of record on November 13, 2005. Per share and weighted average amounts have been retroactively restated in the accompanying unaudited consolidated financial statements and related notes to reflect this stock split

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
(UNAUDITED)

NOTE 5  RELATED PARTY TRANSACTIONS

                  See Notes 2, 3 and 4.

NOTE 6  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage and has a working capital and stockholders’ deficiency of $65,112, a loss from operations for the nine months ended September 30, 2006 of $19,428, net cash used in operations of $11,508. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.      Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified. Such plan of operation has previously been delayed because to date we have been unable to obtain additional financing. Our plan of operations as set forth below is contingent upon receiving such clearance to trade and entering into an agreement for additional financing.

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

2.  Focused Marketing and Advertising Efforts.

Our print media budget is $3,000 per month for the next twelve months. We had a print advertising campaign planned which was scheduled to commence in the first quarter of 2006 and continue through 2006, which was designed to bring new qualified visitor/customers directly to the website. We have approached, but not negotiated or contracted with any additional advertisers who we will advertise with during 2006. To date we have not commenced this print advertising campaign and intend to commence same by the end of the fourth quarter of 2006 if we are able to raise sufficient funds.

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

In November 2005, we received a loan from a shareholder in the amount of $10,000 and in July 2006 we received an additional loan from Andrew Norins, our sole officer and director in the amount of $25,000. The note bears interest at 6%, is unsecured and due on demand. Andrew Norins, our sole officer, director and principal shareholder has agreed to provide additional financing to us in the future until we are able to receive adequate funding to expand our business operations. There is no set amount that Andrew Norins has agreed to fund although such amount will be enough to cover our costs for our operations until additional funds become available. It is intended that the loans will be made without interest and shall call for payments in twelve months. Although Mr. Norins has assured us that he will cover the costs of operations, we have no legal recourse if he fails to do so.

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

As of September 30, 2006, we had total assets of $18,582 consisting solely of cash of $18,582. As of September 30, 2006 our total current liabilities amounted to $83,694. Our general and administrative expenses are expected to average $2,788 per month for the next 12 months. We do not have plans to pay any salary to our sole officer and employee for the next 12 months. However, we still do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently our web site is not operational due to technical issues.

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

Currently we have no material commitments for capital expenditures. We do not have any external source of funding except that Andrew Norins has agreed to provide financing to us in the future until we are able to receive additional funding. Management believes that, even though our auditors have expressed doubt about our ability to continue as a going concern, we believe that actions presently being taken by us to obtain financing and implement our strategic plans provide the opportunity for us to continue as a going concern.

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

Item 3.      Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 None

Item 3.  Defaults Upon Senior Securities.

 None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: October 31, 2006