Form 10KSB
period 2006-12-31
SPEEDHAUL HOLDINGS, INC.
filed 2007-02-26
CIK 1111284

EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 26, 2007, was: $1,155,050

Number of shares of the registrant’s common stock outstanding as of February 26, 2007 is: 11,155,050

The Transfer Agent for the Company is Island Stock Transfer.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in November in the State of New Jersey under the name Segway III on March 31, 2000. Our wholly-owned subsidiary, Speedhaul Inc. was incorporated in the State of New Jersey on June 30, 2004. On December 21, 2004, pursuant to a Stock Purchase Agreement and Share Exchange between Speedhaul, Inc. and us, we acquired all of the shares of Speedhaul Inc. from Andrew Norins, the sole Speedhaul shareholder in consideration for the issuance of 6,666,667 shares of our common stock to Mr. Norins. Pursuant to the Agreement, Speedhaul became our wholly owned subsidiary and we changed our name to Speedhaul Holdings, Inc. The purpose for this merger with Speedhaul was to acquire an operating company which we believed has a successful business plan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are currently approved for trading on the OTC Electronic Bulletin Board under the symbol “SPEH.” However, no market exists yet for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders. As of February 26, 2007, there are approximately 42 shareholders of record of our common stock.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified. Such plan of operation has previously been delayed because to date we have been unable to obtain additional financing. Our plan of operations as set forth below is contingent upon entering into an agreement for additional financing.

1.  Generate sales from our corporate website.

In order to accomplish this goal, we intend to recruit additional sales individuals which will improve our customer service and sales performance. In addition, we intend to have a high level of customer service and sales training, and design our sales associates’ compensation structure to include incentives related to customer service goals. We do expect to incur administrative costs in developing our corporate selling culture by recruiting and training additional personnel. Additionally, the hiring of any sales and marketing personnel is included in our budgeted sales related payroll expense of $5,000 per month. Currently our website is not operational and to date, we have not offered nor sold any items from our website. We anticipate that as we continue to add products and additional services over the next 12 months, that those products and services will enhance our site. Our sales success depends on two fundamental points:

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

2.  Focused Marketing and Advertising Efforts.

Our print media budget is $3,000 per month for the next twelve months. To date we have not commenced this print advertising campaign and intend to commence same by the end of the first quarter of 2007 if we are able to raise sufficient funds.

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

We had direct link advertising planned for the site, beginning in the second quarter of 2006 and continuing through 2006, which is designed to bring new qualified visitors/customers directly to the web site. We have approached, but not negotiated or contracted with, any additional advertisers who will advertise on our web site. By putting click-through banners on other Websites, traffic generated on one Web site has the ability to move easily to the Company’s Web site by simply clicking on the banner.

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

4.  Research and Development.

We intend to devote time and financial resources to research and development activities to develop additional products and services. We anticipate including research and development activities due to the rapid technological evolution of Internet-based commerce. We also intended to merge the technology of the Internet with the portability of the hand-held two-way pager messaging unit(s). However, to date, we have not merged the technology although we intend to do so upon obtaining adequate financing. We intend to resell pager units manufactured by a third party. This pager will provide the user with the ability to access the Internet; thereby anyone can post his or her truck availability or shipment specifications. Personal pagers are also a critical link between the trucker and his most valuable commodity, his family. E-mail can be sent and received while traveling to the next destination. SpeedHaul will be able to provide its customers with the flexibility to lease or buy their paging units. We have not approached, negotiated or contracted with any third party providers for paging devices. Research and development expenditures are budgeted at $120,000 for 2007. There is no assurance that we will successfully develop these products or services, or that competitors will not develop products or services sooner or products or services that are superior to our product or service offerings. In addition, until such time as we raise additional funds we will not be in a position to commence our research and development.

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

As of December 31, 2006, we had total assets of $13,350 consisting solely of cash of $13,350. As of December 31, 2006 our total current liabilities amounted to $81,427. Our general and administrative expenses are expected to average $2,788 per month for the next 12 months. We do not have plans to pay any salary to our sole officer and employee for the next 12 months. However, we still do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently our web site is not operational due to technical issues.

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

As of December 31, 2006 and the current date, we have been unable to obtain financing and no revenues have been generated to date. We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by end of the March 2007 we may have to limit our operations to an extent not presently determinable by management. Currently we have no material commitments for capital expenditures. We do not have any external source of funding except that Andrew Norins has agreed to provide financing to us in the future until we are able to receive additional funding. Management believes that, even though our auditors have expressed doubt about our ability to continue as a going concern.

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. If we can not raise funds in the immediate future, we intend to cease the pursuit of our business plan and actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-6 - F10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Speedhaul Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Speedhaul Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005 and for the period from June 30, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Speedhaul Holdings, Inc. and subsidiary (a development stage company) as of December 31, 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from June 30, 2004 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company is in the development stage and has a working capital deficiency of $68,077, a loss from operations of $23,293 and a stockholders’ deficiency of $68,077. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
February 15, 2007

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash	$13,350

TOTAL ASSETS	$13,350

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$41,027
Accrued interest	750
Loan payable - related party	4,650
Notes payable - related parties	35,000
Total Current Liabilities	81,427

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 11,155,150 shares issued and outstanding	1,116
Additional paid in capital	24,463
Accumulated deficit during development stage	(93,656)
Total Stockholders’ Deficiency	(68,077)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$13,350

See accompanying notes to consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from June 30, 2004 (inception) to December 31, 2006

OPERATING EXPENSES
Professional fees	$12,410	$44,555	$56,965
Depreciation expense	-	3,312	3,312
Impairment of website	-	9,938	9,938
In-kind contribution of office space	6,500	3,000	12,500
General and administrative	4,383	3,825	9,312
Total Operating Expenses	23,293	64,630	92,027

LOSS FROM OPERATIONS	(23,293)	(64,630)	(92,027)

OTHER EXPENSE
Interest expense	(1,629)	-	(1,629)
Total Other Expense	(1,629)	-	(1,629)

LOSS BEFORE PROVISION FOR INCOME TAXES	(24,922)	(64,630)	(93,656)

Provision for Income Taxes	-	-	-

NET LOSS	$(24,922)	$(64,630)	$(93,656)

Net loss per share - basic and diluted	$-	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	11,155,050	11,155,050	10,935,161

See accompanying notes to consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, June 30, 2004 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.00003 per share)	-	-	10,000,000	1,000	(700)	-	300

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Stock issued for shares held by stockholders of Speedhaul Holdings, Inc. ($0.0018 per share)	-	-	1,155,150	116	12,384	-	12,500

Net loss for the period from June 30, 2004 (inception) to December 31, 2004	-	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2004	-	-	1,155,150	116	14,684	(4,104)	11,696

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Net loss, 2005	-	-	-	-	-	(64,630)	(64,630)

Balance, December 31, 2005	-	-	1,155,150	116	17,684	(68,734)	(49,934)

In-kind contribution of services	-	-	-	-	6,500	-	6,500

In-kind contribution of interest	-	-	-	-	279	-	279

Net loss, 2006	-	-	-	-	-	(24,922)	(24,922)

BALANCE, DECEMBER 31, 2006	-	$-	11,155,050	$1,116	$24,463	$(93,656)	$(68,077)

See accompanying notes to consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from June 30, 2004 (inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,922)	$(64,630)	$(93,656)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	-	3,312	3,312
Impairment of website	-	9,938	9,938
In-kind contribution	6,779	3,000	12,779
Changes in operating assets and liabilities:
Increase in accrued interest expense	750	-	750
Increase in accounts payable and accrued expenses	653	37,659	41,027
Net Cash Provided By (Used In) Operating Activities	(16,740)	(10,721)	(25,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(4,416)	(13,250)
Net Cash Used In Investing Activities	-	(4,416)	(13,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - related party	-	-	4,650
Proceeds from notes payable - related party	25,000	10,000	35,000
Proceeds from issuance of common stock	-	-	12,800
Net Cash Provided By Financing Activities	25,000	10,000	52,450

NET INCREASE (DECREASE) IN CASH	8,260	(5,137)	13,350

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,090	10,227	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,350	$5,090	$13,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

(C) Principles of Consolidation

The consolidated financial statements include the accounts of Speedhaul Holdings, Inc. and its wholly owned subsidiary, Speedhaul, Inc. All significant inter company accounts and transactions have been eliminated.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(E) Website Costs

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.

(F) Long-Lived Assets

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

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2006, the Company has a net operating loss carryforward of approximately $80,800 available to offset future taxable income through 2026. The valuation allowance at December 31, 2005 was $21,957. The net change in the valuation allowance for the year ended December 31, 2006 was an increase of $6,350.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2006 and 2005, there were no common share equivalents outstanding.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have effect on the financial statements.

NOTE 2         PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consisted of the following:

Website development costs	$13,250
Accumulated depreciation	3,312
Impairment	9,938

$-

During 2005, the Company recognized an impairment of its website of $9,938.

NOTE 3         LOAN PAYABLE - RELATED PARTY

During 2004, the Company received a working capital loans from a stockholder of $5,000 and $4,500 totaling $9,500 and repaid $4,850 during 2004.

The outstanding balance at December 31, 2006 for all related party loans was $4,650.

NOTE 4         NOTE PAYABLE - RELATED PARTY

During 2005, the Company received a note payable of $10,000 from a law firm related to two stockholders of the Company. The note bears interest at 6%, is unsecured and due on November 8, 2006. The outstanding loan balance at December 31, 2006 was $10,000.

During the 2006, the Company received working capital note payable from a stockholder in the amount of $25,000. The note bears interest at 6%, is unsecured and due on demand.

The outstanding balance at December 31, 2006 for all related party notes was $35,000.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 5         STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On June 30, 2004, the Company issued 10,000,000 shares of common stock to its founder for cash of $300 ($0.00003 per share).

(B) Common Stock Issued in Reverse Merger

On December 20, 2004, Speedhaul Holdings, Inc. exchanged 1,115,383 shares of common stock for all the outstanding shares of Speedhaul, Inc. (See Note 1).

(C) In-Kind Contribution

Since inception to December 31, 2006, the Company recorded $12,500 of in-kind services provided. Of the total, $9,000 was for rent expense for space provided by its majority stockholder. The remaining $3,500 was for services provided.

Since inception to December 31, 2006, the Company recorded $279 of in-kind interest expense.

(D) Stock Split

During November 2005, the Company declared a 1 for 1.5 common stock split effective to stockholders of record on November 13, 2005. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

During January 2007, the Company declared a 3 for 1 common stock reverse split effective to stockholders of record on January 23, 2007. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 6        RELATED PARTY TRANSACTIONS

See Notes 3, 4 and 5.

NOTE 7        GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage and has a working capital deficiency of $68,077, a loss from operations of $23,293 and a stockholders’ deficiency of $68,077. These factors raise substantial doubt about its ability to continue as a going concern.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

NOTE 8        SUBSEQUENT EVENT

During January 2007, the Company declared a 3 for 1 common stock reverse split effective to stockholders of record on January 23, 2007. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 5).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of February 26, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Andrew Norins	36	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

III-1

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Andrew Norins President, Chief	2006	$0	0	0	0	0	0	0	$0
Executive Officer,	2005	$0	0	0	0	0	0	0	$0
Chief Financial Officer

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this prospectus.

III-2

Employment Agreements

None.

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent Of Class
Common Stock	Andrew Norins 7 Bayhill Blvd. Monroe, NJ 08831	10,000,000	89.65%
Officers and Directors As a Group (1)		10,000,000	89.65%

The percent of class is based on 11,155,050 shares of common stock issued and outstanding as of February 26, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use space at 7 Bayhill Boulevard, Monroe, New Jersey 08831. We lease such space from Andrew Norins, our President, for no charge on a month to month basis.

On March 31, 2000, 1,666,667 shares of common stock were issued to Richard I. Anslow for services rendered as the founder of the company. On September 1, 2000, 83,333 shares were issued to Robert Jaclin for cash consideration. Robert Jaclin subsequently gifted such shares to his son, Gregg E. Jaclin. Both Richard I. Anslow and Robert Jaclin may be deemed founders of the company.

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

None

III-3

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2006 and 2005, we were billed approximately $7,135 and $7,200 for professional services rendered for the audit and review of our financial statements filed with the Securities and Exchange Commission for our years ended December 31, 2006 and 2005, respectively.

Tax Fees

For the Company’s fiscal year ended December 31, 2006 and 2005, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006 and 2005.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

III-4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPEEDHAUL HOLDINGS, INC.

By:	/s/ Andrew Norins
Andrew Norins
President, Secretary and Director

Dated: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Andrew Norins	President, Secretary and Director	February 26, 2007
Andrew Norins