Form 10QSB
period 2007-03-31
SPEEDHAUL HOLDINGS, INC.
filed 2007-05-14
CIK 1111284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2007: 11,155,050 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM JUNE 30, 2004 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	F-5 - F-11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Speedhaul Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$16,861
Total Current Assets	16,861

Total Assets	$16,861

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	42,871
Loan payable - related party	4,650
Notes payable - related party	35,000
Total Current Liabilities	82,521

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
11,155,050 shares issued and outstanding	1,116
Additional paid-in capital	26,783
Deficit accumulated during the development stage	(93,559)

Total Stockholders' Deficiency	(65,660)

Total Liabilities and Stockholders' Deficiency	$16,861

See accompanying notes to unaudited condensed consolidated financial statements.

Speedhauld Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006 and
for the Period from June 30, 2004 (inception) to March 31, 2007
(Unaudited)

			June 30, 2004
	Three Months Ended March 31,		(Inception) to
	2007	2006	March 31, 2007

Operating Expenses
Professional fees	6,110	6,606	63,075
Depreciation expense	-	-	3,312
Impairment of website	-	-	9,938
In-kind contribution of services	750	1,750	13,250
General and administrative	2,448	2,482	11,760
Total Operating Expenses	9,308	10,838	101,335

Loss from Operations	(9,308)	(10,838)	(101,335)

Other Income/(Expenses)
Other Income	10,000	-	10,000
Interest expense	(595)	(150)	(2,224)
Total Other Income(Expense)	9,405	(150)	7,776

Income (Loss) Before Provision For Income Taxes	97	(10,988)	(93,559)

Provision for Income Taxes	-	-

Net Income (Loss)	$97	$(10,988)	$(93,559)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	11,155,050	11,155,050	10,954,872

See accompanying notes to unaudited condensed consolidated financial statements.

Speedhaul Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from June 30, 2004 (inception) to March 31, 2007
(Unaudited)

	Preferred Stock					Deficit
	$.001 Par Value		Common Stock, $.001 Par Value		Additional	accumulated during	Total Stockholder's
					Paid-in	development	Equity
	Shares	Amount	Shares	Amount	Capital	stage	(Deficiency)

Balance, June 30, 2004 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.00001 per share)	-	-	10,000,000	1,000	11,500	-	12,500

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Stock issued for shares held by stockholders of Speedhaul Holdings, Inc. ($0.0037 per share)	-	-	1,155,050	116	184	-	300

Net loss for the period from June 30, 2004 to December 31, 2004	-	-	-	-	-	(4,104)	(4,104)

Balance, December 31, 2004	-	-	11,155,050	1,116	14,684	(4,104)	11,696

In-kind contribution of office space	-	-	-	-	3,000	-	3,000

Net loss for the year ended December 31, 2005	-	-	-	-	-	(64,630)	(64,630)

Balance, December 31, 2005	-	-	11,155,050	1,116	17,684	(68,734)	(49,934)

In-kind contribution of services			-	-	6,500	-	6,500

In-kind contribution of interest					279		279

Net loss for the year ended December 31, 2006	-	-	-	-	-	(24,922)	(24,922)

Balance , December 31, 2006	-	-	11,155,050	1,116	24,463	(93,656)	(68,077)

In-kind contribution of services			-	-	2,250	-	2,250

In-kind contribution of interest					70		70

Net income for the period ended March 31, 2007	-	-	-	-	-	97	97

Balance, March 31, 2007	-	-	11,155,050	1,116	26,783	(93,559)	(65,660)

See accompanying notes to unaudited condensed consolidated financial statements.

Speedhaul Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005 and
for the Period from June 30, 2004 (inception) to March 31, 2006
(Unaudited)

			June 30, 2004
	Three Months Ended March 31,		(Inception) to
	2007	2006	March 31, 2006
Cash Flows From Operating Activities:
Net Income (Loss)	$97	$(10,988)	$(93,559)
Adjustments to reconcile net Income (loss) to net cash provided by (used in) operations
Depreciation	-	-	3,312
Imparement of website	-	-	9,938
In-kind contribution	2,320	1,750	15,099
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts receivable	569	-	-
Accounts payable and accrued expenses	525	5,060	42,871
Net Cash provided by (Used In) Operating Activities	3,511	(4,178)	(22,339)

Cash Flows From Investing Activities:
Purchase of intangible assets	-	-	(13,250)
Net Cash Used in Investing Activities	-	-	(13,250)

Cash Flows From Financing Activities:
Proceeds from stockholder loan	-	-	39,650
Proceeds from issuance of common stock	-	-	12,800
Net Cash Provided by Financing Activities	-	-	52,450

Net Increase (Decrease) in Cash	3,511	(4,178)	16,861

Cash at Beginning of Period	13,350	5,090	-

Cash at End of Period	$16,861	$912	$16,861

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
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
AS OF MARCH 31, 2007
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

(F) Website Costs

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.

(G) Long-Lived Assets

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

(H) Income ( Loss) Per Share

Basic and diluted net Income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2007 and 2006 and for the period from June 30, 2004 (inception) to March 31, 2007, respectively, there were no common share equivalents outstanding.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

(I)  Income Taxes

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

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 consisted of the following:

Website Development Costs	$13,250
Accumulated Depreciation	3,312
Impairment	9,938

$-

During 2005, the Company recognized an impairment of its website of $9,938.

NOTE 3	LOAN PAYABLE - RELATED PARTY

During 2004, the Company received a working capital loans from a stockholder of $5,000 and $4,500 totaling $9,500 and repaid $4,850 during 2004.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

The outstanding balance at March 31, 2007 for all related party loans was $4,650

NOTE 4	NOTE PAYABLE -RELATED PARTY

During 2005, the Company received a note payable of $10,000 from a law firm related to two stockholders of the Company. The note bears interest at 6%, is unsecured and due on November 8, 2006. The outstanding loan balance at March 31, 2007 was $10,000. The note is currently in default.

During the 2006, the Company received working capital note payable from a stockholder in the amount of $25,000. The note bears interest at 6%, is unsecured and due on demand.

The outstanding balance at March 31, 2007 for all related party notes was $35,000.

NOTE 5	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On June 30, 2004, the Company issued 10,000,000 shares of common stock to its founder for cash of $300 ($0.00003 per share).

(B) Common Stock Issued in Reverse Merger

On December 20, 2004, Speedhaul Holdings, Inc. exchanged 1,115,383 shares of common stock for all the outstanding shares of Speedhaul, Inc.

(C) In-Kind Contribution

Since inception to March 31, 2007, the Company recorded $14,750 of in-kind services provided. Of the total, $9,750 was for rent expense for space provided by its majority stockholder. The remaining $5,000 was for services provided.

Since inception to March 31, 2007, the Company recorded $349 of in-kind interest expense.

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
AS OF MARCH 31, 2007
(UNAUDITED)

During January 2007, the Company declared a 3 for 1 common stock reverse split effective to stockholders of record on January 23, 2007. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 6	RELATED PARTY TRANSACTIONS

See Notes 3, 4 and 5.

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital and stockholders’ deficiency of $65,660 and losses from inception of $93,559. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

 Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operations

Overview

We are a development stage company that is currently implementing its business plan to operate an internet website which offers internet subscription based load and equipment posting and searching services for the freight trucking business. The Company will gather load and equipment information from subscribers who participate in all segments of the trucking industry; trucking companies, brokers, shippers, freight forwarders, logistical companies and others and make that information instantly available through a simple and easy to use internet based software program.

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. Since we have been unable to raise additional funds we have had to limit our operations. Mr. Andrew Norins, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Mr. Norins, we may raise additional funds through equity or debt transactions.

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

Liquidity and Capital Resources

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

As of March 31, 2007, we had total assets of $16,861consisting solely of cash of $16,861. As of March 31,2007 our total current liabilities amounted to $82,521. Our general and administrative expenses are expected to average $2,788 per month for the next 12 months. We do not have plans to pay any salary to our sole officer and employee for the next 12 months. However, we still do not have sufficient cash to meet our minimum expenses for the next 12 months and we will be unable to expand on our business unless we are successful in raising additional capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently our web site is not operational due to technical issues.

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

As of March 31, 2007 and the current date, we have been unable to obtain financing and no revenues have been generated to date. We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds in the immediate future we may have to limit our operations to an extent not presently determinable by management. Currently we have no material commitments for capital expenditures. We do not have any external source of funding except that Andrew Norins has agreed to provide financing to us in the future until we are able to receive additional funding. Management believes that, even though our auditors have expressed doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.

The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Item 3.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: May 11, 2007