Form 10KSB
period 2007-06-30
SPEEDHAUL HOLDINGS, INC.
filed 2007-10-15
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _______ to _________

Commission file number: 333-121764

SPEEDHAUL HOLDINGS, INC.

(Name of Small Business Issuer in Its Charter)

New Jersey	22-3719165
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 31 Tongdao South Road

Hohhot, Inner Mongolia, China

(Address of Principal Executive Offices and Zip Code)

Issuer’s Telephone Number: 86 (471) 339-7999

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐     No  ☒

The issuer’s revenues for the fiscal year ended June 30, 2007 were $28,322,306.

The aggregate market value of the issuer’s common equity held by non-affiliates, as of October 10, 2007 was $36,500,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,000,002 shares at October 10, 2007.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):    Yes  ☐   No  ☒

TABLE OF CONTENTS

DESCRIPTION OF BUSINESS	1

RISK FACTORS	16

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA	32

DESCRIPTION OF PROPERTY	33

LEGAL PROCEEDINGS	33

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	34

FINANCIAL STATEMENTS	41

DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	41

CONTROLS AND PROCEDURES	41

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	42

EXECUTIVE COMPENSATION	44

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	45

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	46

EXHIBITS	47

PRINCIPAL ACCOUNTANT FEES AND SERVICES	48

2

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise indicated, all references to ``we’’, ``us’’, ``our’’, the ``Company’’, “Gold Horse”, and similar terms, as well as references to the ``Registrant’’ in this Annual Report on Form 10-KSB, refer to Speedhaul Holdings, Inc. (including its subsidiaries).

Overview

Speedhaul was originally incorporated on March 31, 2000 in the State of New Jersey under its former name “Segway III”. Prior to the Closing, the Registrant was a public “shell” company with nominal assets. We were a development stage company attempting to implement our business plan to become a fully integrated online provider that links the supply and demand sides of the ground trucking industry. However, since we were not able to generate revenues in this prior venture, and due to the anticipated costs of further development activities and lengthy delays in our ability to generate revenues, our management decided that it was not be in our best interests to pursue the trucking industry business.

In an effort to preserve and enhance stockholder value, Speedhaul then sought to identify, evaluate and consider various companies and compatible or alternative business opportunities pursuant to which Speedhaul would acquire a target company with an operating business and continue the acquired company’s business as a publicly held entity. After evaluation of various alternatives by our board of directors and management, our board approved and we entered into the Share Exchange Agreement described above with Gold Horse and the Gold Horse Shareholders on June 29, 2007. From and after the Closing Date, Gold Horse became our wholly owned subsidiary and our new operating business.

On June 29, 2007, Speedhaul Holdings, Inc. (the “Registrant” or “Speedhaul”) executed a Share Exchange Agreement (“Share Exchange Agreement”) to acquire Gold Horse International, Inc. (“Gold Horse”), a Nevada corporation. The Share Exchange Agreement is by and among Gold Horse, the stockholders of 100% of Gold Horse’s common stock (the “Gold Horse Stockholders”), the Registrant and a majority of the Registrant’s stockholders (“Speedhaul Stockholders”).

Under the Share Exchange Agreement, at the closing on June 29, 2007 (the “Closing”), the Registrant issued 48,500,000 shares of the Registrant’s common stock (the “Speedhaul Shares”) to the Gold Horse Stockholders and their assignees in exchange for 100% of the common stock of Gold Horse (the “Share Exchange Transaction”). Additionally, Andrew Norins, Speedhaul’s President, CEO and sole director, cancelled 9,655,050 of the Speedhaul common stock he owned immediately prior to the Closing. After giving effect to the cancellation of Mr. Norins’ shares, Speedhaul had a total of 1,500,002 shares of common stock outstanding immediately prior to Closing. After the Closing, Speedhaul had a total of 50,000,002 shares of common stock outstanding, with the Gold Horse Stockholders and their assignees owning 97% of the total issued and outstanding shares of Speedhaul’s common stock. The balance was held by those who held shares of Speedhaul’s common stock prior to the Closing. In addition, immediately prior to the Closing, Mr. Norins paid Speedhaul creditors the amounts satisfying all of Speedhaul’s obligations that were outstanding immediately prior to the Closing, as set forth in the Share Exchange Agreement.

Following the date of the Closing on June 29, 2007 (the “Closing Date”), Gold Horse became our wholly-owned subsidiary. A copy of the Share Exchange Agreement is Exhibit 2.1 and incorporated by reference to this Annual Report.

Gold Horse owns 100% of Global Rise International, Limited (“Global Rise”), a Cayman Islands corporation. Through Global Rise, Gold Horse operates, controls and beneficially owns the construction, hotel and real estate development businesses in China under a series of contractual arrangements (the “Contractual Arrangements”) with Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”), Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) and Inner Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”), and collectively with Jin Ma Real Estate and Jin Ma Construction, (the “Jin Ma Companies”). Other than the Contractual Arrangements with the Jin Ma Companies, the Company, Gold Horse or Global Rise has no business or operations. The Contractual Arrangements are discussed below.

As a result of these agreements, the Jin Ma Companies was deemed to be the acquirer of Speedhaul for accounting purposes. Accordingly, the financial statement data presented are those of the Jin Ma Companies for all periods prior to the Company’s acquisition of Gold Horse on June 29, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

The relationship among the above companies as follows:

GOLD HORSE INTERNATIONAL, INC.

Gold Horse, a corporation incorporated in August 2006 under the laws of the State of Nevada, through its wholly owned operating subsidiary Global Rise, an international business company incorporated under the laws of the Cayman Islands, is principally engaged in three business sectors in China: (1) construction, (2) residential and commercial real estate development, and (3) management and operation of the Inner Mongolia Jin Ma Hotel. Gold Horse’s principal offices are located at No. 31 Tongdao South Street, Huiming District, Hohhot City, Inner Mongolia, PRC. Neither Gold Horse nor Global Rise conduct any substantive operations of its own and conducts its primary business operations through Jin Ma Construction, Jin Ma Real Estate and Jin Ma Hotel (collectively the “Jin Ma Companies”).

PRC law currently places certain limitations on foreign ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through the Jin Ma Companies, each of which is a limited liability company headquartered in Hohhot, the capital city of the Autonomous Region of Inner Mongolia in China, and organized under PRC laws. Each of the Jin Ma Companies has the relevant licenses and approvals necessary to operate our businesses in China. We have the Contractual Arrangements with each of the Jin Ma Companies and their shareholders (collectively the Jin Ma Companies Shareholders”) pursuant to which we provide business consulting and other general business operation services to the Jin Ma Companies. Through these Contractual Arrangements, we also have the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring shareholder approval. As a result of these Contractual Arrangements, which enable us to control the Jin Ma Companies, we are considered the primary beneficiary of the Jin Ma Companies. Accordingly, we consolidate the Jin Ma Companies’ results, assets and liabilities in our financial statements. The creditors of the Jin Ma Companies do not have recourse to Gold Horse’s assets.

The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which we have the right to advise, consult, manage and operate each of the Jin Ma Companies, and collect and own all of their respective net profits. Additionally, under a Shareholders’ Voting Rights Proxy Agreement, the Jin Ma Companies Shareholders have vested their voting control over the Jin Ma Companies to us. In order to further reinforce our rights to control and operate the Jin Ma Companies, these companies and their shareholders have granted us, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Jin Ma Companies or, alternatively, all of the assets of the Jin Ma Companies. Further the Jin Ma Companies Shareholders have pledged all of their rights, titles and interests in the Jin Ma Companies to us under an Equity Pledge Agreement.

Gold Horse entered into the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders on August 31, 2006. On June 29, 2007, concurrently with the Closing of the Share Exchange Transaction, the Contractual Arrangements were amended and restated by and among Gold Horse, Global Rise, our wholly owned subsidiary, and Speedhaul on the one hand, and each of the Jin Ma Companies and their respective shareholders on the other hand, under which Speedhaul was made a party to the Contractual Arrangements. Copies of the Contractual Arrangements, as amended and restated, are incorporated by reference as Exhibits 10.1 through 10.15, respectively, to this Annual Report.

GLOBAL RISE INTERNATIONAL LIMITED

Global Rise is a limited liability company incorporated under the laws of the Cayman Islands on May 9, 2007, and is a wholly-owned subsidiary of Gold Horse. On June 29, 2007, concurrently with the Closing of the Share Exchange Transaction, the Contractual Arrangements were amended and restated by and among Gold Horse, Global Rise and Speedhaul on the one hand, and each of the Jin Ma Companies and the Jin Ma Companies Shareholders on the other hand, under which, among other things, Global Rise was made a party to the Contractual Arrangements.

CONTRACTUAL ARRANGEMENTS WITH THE JIN MA COMPANIES AND THEIR EQUITY OWNERS

Our relationships with the Jin Ma Companies and their respective shareholders are governed by the Contractual Arrangements. Under PRC laws, each of Speedhaul, Gold Horse, Global Rise, Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel is an independent legal person and none of them is exposed to liabilities incurred by the other party. Other than pursuant to the Contractual Arrangements, the Jin Ma Companies do not transfer any other funds generated from their respective operations to us. We have entered into the following Contractual Arrangements with each of the Jin Ma Companies:

Consulting Services Agreements. Pursuant to the exclusive Consulting Services Agreements with each of the Jin Ma Companies, we exclusively provide to the Jin Ma Companies general business operations services and consulting services as well as general business operation advice and strategic planning (the “Services”). Each of the Jin Ma Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to us that is equal to all of its net profit for such quarter.

Operating Agreements. Pursuant to the Operating Agreements with the Jin Ma Companies and their respective shareholders, we provide guidance and instructions on the Jin Ma Companies’ daily operations, financial management and employment issues. The Jin Ma Companies Shareholders must designate the candidates recommended by us as their representatives on each of the Jin Ma Companies’ board of directors. We have the right to appoint senior executives of the Jin Ma Companies. In addition, we agree to guarantee the Jin Ma Companies’ performance under any agreements or arrangements relating to the Jin Ma Companies’ business arrangements with any third party. Each of the Jin Ma Companies, in return, agrees to pledge its accounts receivable and all of its assets to us. Moreover, each of the Jin Ma Companies agrees that without our prior consent, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years and may be extended only upon our written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreements. Under the Equity Pledge Agreements, the shareholders of the Jin Ma Companies pledged all of their equity interests in the Jin Ma Companies to us to guarantee the Jin Ma Companies’ performance of their obligations under the exclusive consulting services agreements. If the Jin Ma Companies or its shareholders breach their respective contractual obligations, we, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of the Jin Ma Companies also agreed that upon occurrence of any event of default, we shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the shareholders of the Jin Ma Companies to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that we may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of the Jin Ma Companies agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The equity pledge agreement will expire two (2) years after the Jin Ma Companies’ obligations under the exclusive consulting services agreements have been fulfilled.

Option Agreements. Under the Option Agreements, the shareholders of the Jin Ma Companies irrevocably granted us or our designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Jin Ma Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. We, or our designee, have sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreements. Pursuant to the Proxy Agreements, the shareholders of the Jin Ma Companies agreed to irrevocably grant a person to be designated by us with the right to exercise their voting rights and their other rights, in accordance with applicable laws and their respective Article of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of the Jin Ma Companies, and appoint and vote for the directors and chairman as the authorized representative of the shareholders of the Jin Ma Companies.

THE JIN MA COMPANIES

As discussed above, our business operations are conducted through Jin Ma Construction, Jin Ma Hotel, and Jin Ma Real Estate, all three of which are limited liability companies in China and organized under the laws of PRC.

Jin Ma Construction. Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) is an engineering and construction company that offers general contracting, construction management and building design services primarily in Hohhot City, in the Autonomous Region of Inner Mongolia in China. In operation since 1980, Jin Ma Construction was formally registered as a limited liability company in Hohhot City in March 2002. Jin Ma Construction is a Level Two national construction company. To qualify as a Level Two national construction company, Jin Ma Construction must have (1) at least 40 million RMB in registered capital, (2) at least 150 engineering, technical, accounting staff in the aggregate, (3) achieved, within a three year period, annual revenue in excess of 80 million RMB, (4) achieved satisfactory rating in construction quality, and (5) within a five year period, obtained a construction contract worth at least 30 million RMB and/or completed a construction project that is (i) at least 12 stories and/or (ii) at least 50 meters in height and/or (iii) at least 21 meters in width and/or (iv) at least 10,000 square meters in gross floor area (“GFA”) for a single-building project or at least 50,000 square meters in GFA for a multiple-building project (“Level Two Project”). For a description of Jin Ma Construction’s recent and future construction projects, including our Level Two Projects, please refer to the section titled “Construction Operation” in the discussion of our business operations below.

Jin Ma Hotel. Inner Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”) was founded in 1999 and formally registered in April 2004 as a limited liability company in Hohhot City. Jin Ma Hotel presently owns, operates and manages the Inner Mongolia Jin Ma Hotel (the “Hotel”), a 22-room full service hotel situated in Hohhot City approximately 15 kilometers from the Hohhot Baita Airport. The Hotel combines affordability, convenient location and amenities, such as a business center, a restaurant to attract both business and leisure travelers. In 2001, the Hohhot Tourism Bureau certified the Hotel as a two-star hotel, pursuant to the PRC Standard and Star Rating for Tourism and Foreign Use Hotels. For a description of the Hotel’s premises and facilities, including recent renovations, please refer to the section titled “Hotel Management” in the discussion of our business operations below.

Jin Ma Real Estate. Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”), established in 1999, was formally registered as a limited liability company in Hohhot City in February 2004. Jin Ma Real Estate is a Level Four real estate development company. To meet the qualifications of Level Four real estate development company, the company must (1) have registered capital of at least one million RMB, (2) be engaged in real estate development and be in operation for at least one year, (3) have passed satisfied the quality standard examination for all of its finished projects, (3) employ at least five management personnel and two accounting staff; and (4) have implemented a standardized system of “Residential Quality Guarantee” and “Residential Instruction Manual” to be issued in connection with the sales of residential units. For a description of the development activities of Jin Ma Real Estate, please refer to the section titled “Real Estate Development” in the discussion of our business operations below. Jin Ma Real Estate expects to seek reclassification as a Level Three development company at the end of 2007. To qualify, Jin Ma Real Estate must (1) increase its registered capital to at least eight million RMB, (2) increase the number of its management personnel to at least 15, and (3) have invested in or have developed at least 50,000 square meters in GFA.

ABOUT INNER MONGOLIA AND HOHHOT CITY

Inner Mongolia is a Mongol-autonomous region in western China that is about the size of Texas and California combined. Inner Mongolia borders, from east to west, the provinces of Heilongjiang, Jilin, Liaoning, Hebei, Shanxi, Shaanxi, Ningxia Hui Autonomous Region, and Gansu, while to the north it borders Mongolia and Russia. The regional capital of Inner Mongolia is Hohhot City.

Due to its abundance of natural resources, Inner Mongolia is a national production base in iron, steel and coal, as well as animal husbandry. The Baiyunebo Mine in Baotou, Inner Mongolia is the largest rare earth mine in the world, including gold deposits, iron ore, granite, and graphite, and is also the biggest open-air mine in the world. Inner Mongolia also ranks first in China for wind power storage, averaging 270 million kilowatts per hour. The Hulunbuir Grassland in Inner Mongolia is the largest area of natural grass in the world, and the region is China’s leading producer of animal feeds. The “white goat” cashmere of Inner Mongolia is regarded as the best cashmere in the world for its fineness, brightness and whiteness and is commonly referred to as “Soft Gold”.

Inner Mongolia also has the most inland ports - 18 - of all provinces in China. The Manzhouli Railway Port and the Highway Port, which run across Russia to Eastern Europe and Western Europe, are the bridgeheads of the Euro-Asia Land Bridge. By railway, Hohhot City lies on the Jingbao Railway from Beijing to Baotou. Hohhot Baita International Airport is about an hour from city center and only half an hour drive from the Second Ring Road. It serves Hohhot City and surrounding areas, and has direct flights to Beijing, Shanghai, Shenzhen, Chengdu, Wuhan, Hong Kong, and Ulan Bator in Mongolia. The Hubao Expressway connects Hohhot City to the more remote areas in Inner Mongolia.

Inner Mongolia is also a popular tourism destination, renowned especially for its natural springs. Hohhot City, located in the south-central part of Inner Mongolia, is especially popular during the summer months as a place to escape the heat. An in preparation for 2008 Beijing Olympics, Hohhot City has been upgrading its transportation infrastructure. In connection thereto, the Chinese central government earmarked $70 million to build a new international airport there, scheduled for completion in 2007.

Hohhot City itself has an educated workforce, with 124 scientific research and design institutions and nine universities and colleges all located in the city, which collectively account for 80 percent of higher education schools in the entire Inner Mongolia.

Since 2000, the Chinese central government has been actively encouraging economic developments in Inner Mongolia. Under the auspices of the Western China Development Policy, the Chinese central government has enacted and implemented specific regulations and policies to boost investments in the region, including the Regulations on Encouragement of Foreign Investment of Inner Mongolia Autonomous Region (I) and the Regulations on Encouragement of Foreign Investment of Inner Mongolia Autonomous Region (II), both issued in 1996, and the Preferential Policies on Encouragement of Foreign Investment of the People’s Government of Inner Mongolia Autonomous Region, issued in 1999. Additionally, in July 2000, the Hohhot Economic and Technological Development Zone (the “HETDZ”) was approved as state-level development zone. Located on the western outskirt of Hohhot City proper, the HETDZ now encompasses 9.1 square kilometers, with established companies in such industries as high technology manufacturing, biopharmaceutical, electronic information, chemical manufacturing, textile, and dairy product processing.

As a result, Inner Mongolia has witnessed economic growth that has exceeded 10% annually for six consecutive years. Inner Mongolia registered $363.32 million in contractual overseas investment in the first quarter of 2006, up 438 percent from 2005, according to the Hohhot City branch of the People’s Bank of China. The nominal GDP of Inner Mongolia in 2005 was 389.5 billion RMB (approximately US$47.2 billion), a growth of 21.6% from 2004 and 153% from 2000, with an average annual increase of 17.1% according to the Inner Mongolia Government website (www.nmg.gov.cn). Its per capita GDP exceeded 15,500 RMB (approximately US$1,900). The urban per capita disposable income and rural per capita net income for 2005 were 9,130 RMB and 2,980 RMB, up 78% and 46% respectively from 2004.

OVERVIEW OF OUR INDUSTRY SEGMENTS

China’s Real Estate Market

China’s growing real estate market is primarily the confluence of two factors: the passage of laws protecting property ownership rights by the Chinese central government to encourage homeownership, and rapid urbanization caused by steady internal migrations from rural regions to cities.

Prior to the 1990s, all land and housing was owned by the state. Then in 1998, the Chinese central government created the basic building block of a market economy in real estate - a transferable ownership interest. This interest, known as a “land use right”, is not 100% ownership interest as we know it in the West. Rather, the state grants a right for a fixed period - varying from 40 to 70 years - to use a land for the purpose specified in the land use right’s granting charter. Land use rights are transferable, mortgageable, leaseable and renewable, and can usually be subdivided. And although the long term implications of land use right are still uncertain as the concept is still relatively new, any such uncertainties have not discouraged real estate investments and developments. In 2006, 1.938 trillion RMB (approximately US$248.4 billion) were invested in real estate projects, up 21.8 percent from 2005, according to the Chinese Academy of Social Sciences (CASS). About 41.8 percent of the investment was used in developing and constructing ordinary residential housing projects, 3.6 percent for low-cost housing projects and 7.3 percent for up-market apartment and villas, the CASS report said. The central government expects an increase in aggregate housing area to 64.5 billion square feet, or approximately 70 million individual housing units, by 2015.

Hohhot City, as the capital of the Inner Mongolia region, is experiencing a rapid pace of real estate development. During the first ten months of 2005, 2.14 billion RMB were invested in commercial buildings, an increase of 20.5% from 2004, and 2.03 billion RMB, an increase of 81.8%, were invested in residential developments. Accordingly to the People’s Bank of China Hohhot Central Sub-branch, overseas investors looking at Hohhot have shifted their focus from traditional industries such as milk, meat, cashmere and manufacturing, to real estate. In 2005, 59.23% of the region’s overseas investment in the period went to the real estate sector.

Fueling the nonstop development and construction activities is the steady internal migration toward urban centers throughout China. The nation’s urban population rose from roughly 170 million in 1978 to 540 million in 2004. The country’s economic boom has drawn rural Chinese to cities in search of better-paying opportunities than those in the countryside, fueling urbanization as well as an increase in migration. Accordingly to the United Nations, more than 40% of the Chinese population lived in cities in 2005, compared with 15% in 1950s, and China’s urban population is expected to grow about 60% to 875 million by 2030. Close to half of the approximately 23.9 million people in Inner Mongolia now live in cities, accordingly to the Chinese central government. Hohhot City has a population of 2.4 million and growing, and demand for housing there is reflected in the increase of 14.9%  to the prices of new apartments in 2006.

At the same time, the rising activity in the local and regional real estate market that has benefited our construction and real estate development operations has also, on a national level, caused grave concerns to the Chinese central government, which fears that soaring housing prices could help overheat the country’s already fast-growing economy, and possibly lead to social unrest. To rein in the real estate market, the Chinese central government has taken measures to discourage borrowing, such as hiking the interest rate and raising the amount of money that banks must hold in reserve to reduce the amount available for lending.

As of May 2007, the reserve requirement has been changed seven times (four times alone in 2007), from 7.5% in June 2006 to the current 11%. These efforts by the Chinese central government, if fully effective, may discourage construction and real estate development activities by causing an increase in the number of unsold housing units, thereby negatively impacting the business operations of Jin Ma Construction and Jin Ma Real Estate.

China’s Hotel Industry

The hotel industry is a growing segment within the hospitality industry, which is itself a major component of the travel industry. Companies in the lodging industry generally operate in one or more of the various lodging segments, including luxury, upscale, middle and economy. Growth in demand in the lodging industry is driven by two main factors: (i) the general health of the travel and tourism industry and (ii) the propensity for corporate spending on business travel.

China is now ranked fourth in the world in terms of overseas tourist arrivals, and the World Travel Organization predicts China will become the number one global tourism destination by 2020. China received 103.6 million overseas visits in the first ten months of 2006, up 3.4% from the same period in 2005, and 60 times more than in 1978, according to the Chinese National Tourism Administration. Business tourists currently account for 25% of all inbound arrivals; and this sector is anticipated to grow to support the expanding economy. The country is now competing head on with other global tourism destinations.

The growing popularity of Inner Mongolia as a tourism destination, and the importance of Hohhot City as the gateway to the region, is demonstrated by the number of foreign hotel operators that are expanding their operations in the city. Shangri-La Hotels and Resorts, a premium Asian-Pacific hotel brand, is scheduled to open a hotel in Hohhot City sometime in late 2007. Starwood Hotels and Resorts Worldwide is teaming up with Inner Mongolian Datang International Tuo Ke Tuo Power Generation Company to manage the Sheraton Hohhot Hotel in downtown Hohhot City, which is scheduled to open in July 2009.

To further elevate the level of China’s tourist service, as well as promote the protection, development, management and construction of tourist spots and destinations, the central government has actively promoted the use of rating systems throughout the hotel industry. China had 12,930 star-ranked tourist hotels nationwide by the end of 2006, or 5,572 more than in 2001, which included 288 five-star hotels, 1,307 four-star hotels, 4,747 three-star hotels, and more than 6,500 one-and two-star hotels in China. Our Hotel was certified as a two-star facility in 2001 by the Hohhot Tourism Bureau, and after the completion of our renovation efforts during fiscal year 2006, we plan to seek recertification.

Despite the recent series of unprecedented health crises in China, such as the outbreaks of Severe Acute Respiratory Syndrome (SARS) and avian influenza (bird flu), the lodging industry is growing. Even as the aggregate number of hotel rooms has steadily increased in China, demand in the past few years has consistently outpaced supply, creating a continuing favorable business environment for our hotel operation.

OUR BUSINESS OPERATIONS

Through the three Jin Ma Companies, We operate in three reportable segments: (1) construction, (2) hotel management, and (3) real estate development.

(1)	Our Construction Operation

Our construction business derives revenue primarily from services in general contracting, preconstruction planning and comprehensive construction management services in Hohhot City. We have parlayed our extensive experience in the industry into a robust pipeline of residential, commercial and government construction projects. Our duties as general contractor typically include planning, preparing and organizing each phase of the construction, applying and securing all governmental certificates required for the specific project, coordinating and supervising construction crews and work progress, inspecting and ensuring the quality of the construction, and accounting and distributing construction funds for which we ear gross profit of approximately 20%..

As of September 30, 2007, we completed the construction of the following projects all located within regional capital of Hohhot City

Name	Location	Property Type	Number of Buildings and/or Units	Completed GFO (m2)	Date of Completion

Hohhot Local Tax Authority Residential Apartments	Jin Qiao Development Zone, Hohhot	Residential	5 Buildings containing 494 Units	59,250	October 2005

Traffic Police Garden Residential Apartments	Zhong Zhuan Road, Hohhot	Residential	6 Buildings Containing 452 Units	58,800	November 2005

Jin Qiao Residential Apartments	Jin Qiao Development Zone, Hohhot	Residential	2 Buildings Containing 320 Units	28,609	April 2006

Jin Quan Comprehensive Community Building	Xin Hua Street, Hohhot	Commercial	1 Building	14,864	May 2006

Inner Mongolia Technical College of Construction Teaching Building	Wu Chuan Road, Hohhot	Government Building	1 Building	12,036	June 2006

Ha Deng Expressway Administrative Facilities	Deng Kou, Ba Yan Zhuo Er City	Infrastructure	Not Applicable	Not Applicable	June 2006

He Sheng Jia Yuan Residential Apartments (Phases I & II)	Gong Yuan West Road, Yu Quan District, Hohhot	Residential	6 Buildings containing 596 Units	50,736	September 2006

Hohhot City Intermediate People’s Court, Legal Service Center	Jin Qiao Development Zone, Hohhot	Government Building	1 Building	13,954	November 2006

Bin Shui Xin Cun Residential Apartments	Hailar East Road, Xin Cheng District, Hohhot	Residential	1 Building containing 106 Units	9,558	December 2006

Chi Feng Local Tax Bureau	The new district of Chi Feng city	Government Building	1buildings	12,368	June 2006

Inner Mongolia Agricultural University Yi Fu Building	The new district of Hohhot	Decoration construction	1building	22,000	April 2006

Inner Mongolia Zhun Da Electricity-Generating Corporation	In Erdos of Inner Mongolia	Infrastructure	Not Applicable	Not Applicable	June 2006

Jia Shijie Supermarket	In Hui district of Hohhot	Decoration construction	1 building	14,000	April 2006

1. Hohhot Local Tax Authority Residential Apartments. This project is comprised of five buildings containing 494 residential units and is a Level Two Project. The Hohhot Local Tax Authority, which owns the land use rights, appointed Jin Ma Construction as contractor. The project is located within the Jin Qiao Development Zone in Hohhot City.

2. Traffic Police Garden Residential Apartments. The Traffic Police Garden Residential Apartments, made up six buildings with 452 residential units, is a Level Two Project. Jin Ma Construction was appointed the contractor by the Hohhot City Traffic Police Department, which owns the land use rights. The apartment buildings are located close to a retail and commercial area in Hohhot City.

3. Jin Qiao Residential Apartments. Jin Ma Construction oversaw the construction of the two apartment buildings of the Jin Qiao Apartments. The project was privately developed and is located within the Jin Qiao Development Zone in Hohhot City.

4. Jin Quan Comprehensive Community Building. The Community Building is a five-story commercial building with two floors of retail commercial spaces and three floors of offices. This project, which is a Level Two Project, was privately developed by a third-party developer, with Jin Ma Construction acting as general contractor.

5. Teaching Building. Jin Ma Construction was appointed the general contractor for this project by the Inner Mongolia Technical College of Construction to oversee the construction of this Level Two Project.

6. Ha Deng Expressway Administrative Facilities. The Ha Deng Expressway is a national highway connecting Hademen and Dengkou in Inner Mongolia. Jin Ma Construction was contracted by the Ha Deng Expressway Construction Administration within the regional government of Inner Mongolia to construct toll stations, administrative offices, restroom facilities and retention walls for the Expressway.

7. He Sheng Jia Yuan Residential Apartments. The two phases of He Sheng Jia Yuan include 6 buildings with 596 apartment units in the aggregate. Jin Ma Construction was retained as general contractor in this privately developed project. He Sheng Jia Yuan is situated in Yu Quan District, a part of historical Hohhot City popular with tourists.

8. Hohhot City Intermediate People’s Court, Legal Service Center. Jin Ma Construction was contracted by the Hohhot City Intermediate People’s Court to supervise the construction of this project. The Legal Service Center, a Level Two Project, serves as an administrative building for residents seeking legal counseling.

9. Bin Shui Xin Cun Residential Apartments. Bin Shui Xin Cun is a planned apartment community located in Nandian Village in Xincheng District, which is in the downtown area of Hohhot City. Jin Ma Construction was contracted by the Village Committee for Nandian Village to construct one of the buildings, containing 106 apartment units.

10. Chi Feng Local Tax Bureau Building. Jin Ma Construction was appointed the general contractor for this project by City of Chi Feng to oversee the construction of the administrative building for the city’s local tax bureau office. The building is located in new district of Chi Feng City of the Autonomous Region of Inner Mongolia.

11. Inner Mongolia Agricultural University Yi Fu Building. Jin Ma Construction was contracted as a general contractor by Inner Mongolia Agricultural University to refinish the Yi Fu Building surface. Yi Fu building is a six floor building and the entire surface area is measured at approximately 22,000 square meters. The building is located in Hohhot city.

12. Inner Mongolia Zhun Da Electricity-Generating Corporation. Jin Ma Construction was contracted as a general contractor by Inner Mongolia Zhun Da Electricity-Generating Corporation to construct an industrial size water tank, approximately 300 cubic meter capacity. The project is located in Zhong Ge Er Ji County in Inner Mongolia.

13. Jia Shijie Supermarket. Jia Shijie Supermarket is a privately owned supermarket located in the City of Hohhot. Jin Ma Construction was contracted as a general contractor to refinish the building surface and the entire surface area is measured at approximately 14,000 square meters.

Current and Future Construction Projects

We are currently constructing and planning the following residential apartment and retail/commercial properties in the City of Hohhot in China:

Name	Location	Property Type	Number of Buildings	Commencement Date	Expected Date of Completion

Barracks for Prison	In Number Two Prison of Hohhot	Government Building	1Building	August 2007	February 2008

Xiao Kang Xin Cun Residential Apartments (Phases I )	Tabuban, Hohhot	Residential	15 Buildings	January 2007	October 2007

Xiao Kang Xin Cun Residential Apartments (Phase II)	Tabuban, Hohhot	Residential	15 Buildings	September 2007	August 2008

Hohhot Court (Phase II)	Jin Qiao Development Zone, Hohhot	Government Building	1 Building	Expected date of commencement- October 2007	August 2008

1. Riverbank Garden Community. When completed, Riverbank Garden Community will include four buildings. It is located in the Sai Han District of Hohhot City. Construction has started the project in August 2007 and expected to complete the project in May 2008.

2. Barracks for Prison. When completed, Barracks for Prison will include 1 building. It is located in the Number Two Prison of Hohhot City. Construction has started the project in August 2007, and expected to complete the project in February 2008.

3. Xiao Kang Xin Cun Residential Apartments (Phases I ). Xiao Kang Xin Cun (Phase I) is located in the Tabuban District in Hohhot City. It has a total of 11 buildings. The project, a Level Two Project, was developed by the Village Committee for the Tabuban Village in the Huimin District of Hohhot City, and Jin Ma Construction was in charge of construction for the project.

4. Xiao Kang Xin Cun Residential Apartments (Phase II). Xiao Kang Xin Cun is located in the Tabuban District in Hohhot City. When completed, it will have a total of 15 buildings and 2,630 residential units. The project, a Level Two Project, is being developed by the Village Committee for the Tabuban Village in the Huimin District of Hohhot City, and Jin Ma Construction is in charge of construction for both phases of the project. The Phase II project has been started in September 2007 and expected to complete in August 2008.

5. The Hohhot Court. When completed, the building will be the new home of the Hohhot Municipality Intermediate People’s Court, which has appointed Jin Ma Construction as contractor. We anticipate that construction will commence in October 2007.

Our Services

Construction. We often act as the general contractor in a real estate development project. Our employees monitor the construction of each project, participate in all material design and building decisions, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and monitor compliance with applicable zoning and building codes. The selection of our subcontractors is conducted through a competitive process, and several subcontractors are invited to participate. The main criteria for selecting subcontractors are cost, qualifications, the quality of completed projects and of work done, if any, on our existing or prior projects. Once the selection process is completed, we will normally negotiate a fixed price contract with the sub-contractors which include terms relating to time for completion of construction, quality of materials used and warranty periods.

Project Management. Our project management is undertaken by a team of architects, engineers, project managers and other support staff. The project management team is responsible for the overall management of all of the development projects. For each project, there is a team responsible for the day-to-day management. Project management covers all major stages of a development project, as follows:

•	Feasibility Studies. Conducting a detailed geological study and market study, formulating a master timetable, and preparing preliminary proposals for the type and class of property to be constructed;

•

Design. Completing a preliminary design layout and obtaining approvals from relevant authorities, commencing site preparation, selecting construction materials, modifying the design layout, producing a construction blue-print and establishing a construction management team;

•

Construction. Obtaining, evaluating and selecting sub-contractor bids, finalizing the design layout and construction blue-print, monitoring construction progress compared to our timetable and introducing and implementing quality and cost control procedures; and

•	Completion. Establishing a property management team, submitting a completion and inspection report to the governmental authorities, obtaining required government approvals and settling payments.

Quality Control. We place emphasis on the quality of our development projects and implement quality control procedures at different construction stages to ensure that the work done by our sub-contractors meets our standards and requirements and those of the relevant governmental authorities.

We impose quality control on our building materials. Our on-site management team conducts regular quality inspections of the construction work. When a particular section of construction work is completed, our on-site management team will inspect the work to ensure that the work is in compliance with our quality standards and the relevant governmental regulations. We require our sub-contractors to promptly remedy all defects, and we then make a further inspection of their work.

Our Competitive Strengths

The Company is in competition with other construction companies in Hohhot City and Inner Mongolia, some of which are larger and have greater financial resources than the Company. These include Inner Mongolia Third Construction Company and Hohhot City Construction Company. Nevertheless, we believe that we can effectively compete with these companies. Jin Ma Construction is one of the first construction companies in the region, and we have gained a solid reputation based on the quality of our works and an established track record spanning a diverse array of projects. Through the numerous government projects that we constructed, the Company has established an excellent working relationship with the local and regional governments, and Jin Ma Construction continues to act as general contractor in many ongoing government projects. All of our engineering and technical staff is certified in their respective fields, and many, such as our construction manager and our technical director, have been in the industry and with the Company for over twenty years. Since 2004, Jin Ma Construction has been independently audited and certified as being in conformance with the ISO 9001:2000 standards for quality management system, the ISO 140001:1996 standards for environmental management system, and the GB/T28001:200 standards for occupational safety management system. These certifications, while not mandated by law, provide us with a competitive edge over many of our competitors that are not similarly certified, in that they lend further assurance to our customers in the quality of our work.

(2)	Our Hotel Management Business

Our hotel business derives revenue primarily from guest room rentals and food and beverage operations at our hotel, the Inner Mongolia Jin Ma Hotel. The 22-room hotel is a full-service two-star facility, offering amenities such as restaurant, business center, and a lounge. Our guests can also partake in traditional Chinese ceremonies that we offer regularly in our restaurant and banquet facilities. The hotel is located on an approximately 2.16 acre lot, all owned by Jin Ma Hotel, at No. 31 Tongdao South Road in downtown Hohhot City. The hotel is housed in a single building with approximately 5,048 square meters that have been configured for use as the hotel as well as offices on the upper floor of the building for the three Jin Ma Companies. The property includes a parking garage for 36 cars. We also own all of the fixtures, improvements, furniture, and the other contents currently used in the business of the hotel.

Recent Renovation Program

In fiscal 2006, we completed the most significant capital investment program in our history in order to improve comfort, freshen décor and upgrade technology at the hotel. We invested over USD$180,000 into the renovation of the hotel, primarily for all guest rooms as well as non-room guest contact areas such as lobbies, restaurants, exteriors, banquet rooms and landscaping. The capital improvements have been funded primarily from existing cash.

We continued to operate the hotel during the renovation process, which limited our ability to maximize occupancy and room rates at these properties during primarily the last two quarters of fiscal 2006. As a result, operating performance at the hotel was negatively impacted. However, as evidenced by our overall occupancy rate of 96% during fiscal 2006, we believe the results of this program have been successful and that our capital investment will continue to improve our operating results.

Competitive Strengths

Locally, our competition includes the Inner Mongolia Hotel and the Inner Mongolia Zhao Jun Hotel. However, many well-known hotel operators are also seeking to establish their presence in the area, including the Shangri-La Hotel and Resort in late 2007 and the Sheraton Hohhot Hotel in July 2009. Because many of these hotels are aimed toward the luxury segment of the industry, we believe that we have a competitive advantage in attracting those travelers to the city who are more price-sensitive. With our renovation efforts, we can now offer many of the same amenities available at our higher-price competitors, but without increasing the costs to our guests. We are also planning to seek recertification to raise our two-star rating based on the renovation works that we have done. If we are successful in this effort, we believe that the Hotel will be well-positioned as the first choice among budget travelers to Hohhot City.

(3)	Real Estate Development

We design, develop, market and sell high-quality, affordable homes in apartment high-rises, which are targeted at Chinese middle income families. We also design, develop, market and sell these homes in mixed-use development projects. Our development projects are all in Hohhot City.

Our apartments are targeted for different segments within the mass residential property market, including young white-collar employees, middle to senior managers in enterprises, entrepreneurs and families with young children. These upwardly mobile people represent the emerging middle class and are a growing source of demand in the mass residential property market. Certain properties developed by us are mixed-use properties that also include retail and commercial floors on the lower levels of the buildings.

We presently have equity interests in three property development projects in and around Hohhot City and has either obtained, or is in the process of obtaining, land use rights certificates in respect of each of these property development projects. Additionally, we have initiated plans and designs for the development of a project in Hohhot City with aggregate site area of approximately 500 acres, and expect to acquire equity interest in and obtain land use rights certificate to the project site once the plans and designs are completed. We intend to continue to solidify our position in Hohhot City, and will also consider quality business opportunities in other fast growing areas of Inner Mongolia, if market conditions are appropriate.

Completed and real estate held for sale currently being sold

TaoYuan Shuixie Residential Apartments. This project includes four buildings with 324 residential apartment units. It is located in Hui District of Hohhot City. Jin Ma Real Estate is the developer of this project. Construction commenced in January 2007, and was completed in June 2007.

Gold Horse Staff Residential Buildings. This project includes four apartment buildings containing 324 residential units. Inner Mongolia Feng Hua (Group) Construction Co., Ltd., a third-party company, was the general contractor for Gold Horse Staff, rather than Jin Ma Construction as in our other development projects. Construction commenced in January 2007, and was completed in June 2007.

Current and Future Projects

Name	Location	Property Type	Number of Buildings	Expected Date of Commencement	Expected Date of Completion

Procuratorate Housing Estates	Hohhot	Residential	7 Buildings	October 2007	October 2008

Nan Yuan Estates	Nan Ying Zi Village, Yu Quan District, Hohhot	Residential/Retail Commercial	12 Buildings	March 2008	August 2009

Gold Horse Garden (Phases I & II)	Cheng Ji Si Han Street, Hohhot	Residential/Retail Commercial	61 Buildings	April 2008	December 2010

1. The Procuratorate Housing Estates. When completed, Procuratorate Housing will comprise of seven buildings containing 600 residential apartment units sitting on 60 acres. This project is a joint effort with Jin Ma Construction, which will be serving as the general contractor for the construction of this project. Construction is anticipated to commence in October 2007, as we have completed the design and planning for this project, and we anticipate completion in October 2008. Procuratorate Housing is located in the Yu Quan District of Hohhot City. We have an equity interest in the underlying property, and have applied for the land use rights certificate, which approval is expected by us.

2. Nan Yuan Estates. When completed, Nan Yuan will comprise of twelve buildings containing 1,100 residential apartment units sitting on 108 acres. Jin Ma Construction is the general contractor in charge of construction for this project. Construction is anticipated to commence in March 2008 and we anticipate completion in August 2009. Nan Yuan is situated in Yu Quan District, in the western side of Hohhot City. We have an equity interest in the underlying property, and have applied for the land use rights certificate, which approval is expected by the Company.

3. Gold Horse Garden. When completed, the two phases of Gold Horse Garden will comprise in the aggregate of 61 buildings and 5,000 residential units. The entire project site will occupy 500 acres. Jin Ma Construction is building this project. We are currently in the planning and design phase of for this project, with construction by Jin Ma Construction anticipated to commence in April 2008, and completion anticipated in August 2008. The Gold Horse Garden Project is in Hohhot City. We have not yet acquired equity interest or applied for land use rights certificate in connection with this project.

Our Business Strategy

We are focusing on Hohhot City for the development of residential communities. We believe that the size and growth potential of Hohhot City coupled with the ongoing liberalization of the real estate markets offer us considerable growth opportunities. We intend to develop additional residential communities and mixed-use developments in Hohhot City proper and surrounding areas that are within reasonable commuting distance to Hohhot City. We believe that the following features of Hohhot City represent continuing growth opportunities for us in the city:

•	a population of more than 2.4 million with established economic development and infrastructure;
•	a significant level of unsatisfied demand for high quality, yet affordable homes;
•

a regulatory environment that encourages the development of our residential communities, in terms of enabling us to obtain necessary permits and approvals to engage in our business without undue difficulty or expense, and encourages individual home ownership through the use of subsidies or otherwise; and

•	available real estate development rights at attractive prices.

We target the emerging Chinese middle-income class as home buyers. Our target residential market is the growing Chinese middle income population. China’s home builders have traditionally targeted the upper and lower income market, and largely ignored the middle-income class. Because of banking reforms permitting wider availability of home mortgage loans and the positive effects of China’s economic reforms, we believe that the home building market for the middle-income class represents substantial growth opportunities for us.

We provide substantial benefits to home buyers. We believe that our residential apartments provide the following benefits to home buyers:

•	affordable living space to support large families, frequently include three generations-grandparents, parents and children;
•	living within close proximity to schools, shopping centers, retail shops, offices, medical facilities, city centers and public transportation; and
•	quality building management services including security, landscape and maintenance.

We aim to continue our commitment to quality. We seek to construct buildings having a high quality of construction and workmanship.

We strive to enter markets early. We will continue to enter markets early where we can acquire land use rights at reasonable prices and develop residential communities in potential growth centers in and around Hohhot City. We have successfully implemented this strategy, where we are one of the first home builders to develop a residential community targeted at middle income families. We believe that early entry into markets will continue to enable us to establish ourselves in these markets before the onset of widespread competition.

We select superior sites and carefully evaluate the feasibility of each project. We believe that securing a good location is a major factor in the success of a property development project. We consider the following factors when we evaluate our property development sites:

•	size of land;
•	geographic location;
•	potential financial return;
•	potential market demand for the development;
•	our existing property portfolio and available resources;
•	land cost, affordability and potential financial return;
•	overall market situation and opportunities;
•	access to city centers;
•	geological conditions;
•	demolition and resettlement costs; and
•	infrastructure support.

During the site selection process, we will evaluate and research the economic and social situation of the area, the market demand for and potential returns from a proposed project and the funding and manpower requirements. Once we have selected a site, we formulate a comprehensive development plan.

Our Customers

Our target market for residential customers is Chinese middle income families in key urban markets who want to become home owners in a planned community. We classify a typical family income of RMB 36,000, or approximately US$ 4,600, per year as middle income earners. We believe that families earning this income will be able to purchase our houses costing approximately RMB 200,000, or approximately US$26,000, through a down payment of 30% or approximately RMB 60,000, or approximately US$7,700, with the balance financed by a bank mortgage having a repayment period ranging from five to ten years, resulting in a monthly payment of between RMB 1,500 to RMB 2,000, or approximately US$190 to US$260.

For each development project, we designate specific employees as a team to handle the related sales and marketing activities. Subject to market conditions and government approval by the relevant land administration bureau, we seek to pre-sell our development projects at an early stage. We also arrange with one or more banks to provide mortgage loan facilities to home purchasers for up to 70% of the home purchase price, substantially all of which is guaranteed by Jin Ma Real Estate until the homes are delivered to the buyers. Our sales and marketing strategy involves the following key elements:

•

offering a financing package for home buyers which pre-qualifies home buyers for a 70% mortgage with only a small down payment, or booking fee, which is typically no more than RMB 60,000, or approximately US$7,874, and the balance of the purchase price paid over a staggered period between one to two months;

•	advertising through various media, including regional newspapers, magazines, posters, billboards and advertising pamphlets to reach potential purchasers;
•	using sales literature and brochures which describe our projects and our company; and
•	operating a sales center in a high-traffic downtown area where our office is located and on-site.

We have established a high level of visibility in Hohhot City. We also believe that local awareness of our project has been facilitated through word of mouth. Sales of our homes are normally made at our sales centers situated either in the city center or at our development site.

Pre-Sale of Our Apartment Units.

We seek to pre-sell homes in the several phases in our development as early as possible, subject to market conditions and regulatory constraints. Pre-sales occur when units of a project are sold while the project is still under construction. Under Chinese law, pre-sale is only permitted if a pre-sale permit has been granted by the relevant land administration bureau to the project which is still under construction. Pre-selling allows us to begin marketing our development before we would otherwise be able to do so, and shorten the time during which we have market exposure for the construction and other expenses of our developments. Pre-sales also allow us to improve our working capital management by accelerating our cash inflow and to minimize market risks associated with our development projects.

In a pre-sale, the first step is that the home buyer pays an initial booking fee. The home buyer then pays 30% of the purchase price less the booking fee upon the execution of a sales and purchase agreement. The remaining 70% must be paid over a staggered period between one to two months although, in most instances, it is paid by the bank providing the mortgage financing upon execution of the sales and purchase agreement. During fiscal 2007, only a small percentage of our units were presold. We plan on increasing the amount of presold units in the future.

Financing for Our Home Purchasers.

As part of our pre-sale activities, we may arrange for commercial banks to provide purchaser financing in the sale of our developments. Unlike mortgage financing in the United States, banks will typically look to the developer and the planned development to determine whether to make a commitment to provide purchaser mortgages. However, the banks retain the right to approve or reject mortgages on an individual basis based upon the perceived credit-worthiness of the home purchaser and other factors that it considers appropriate. We guarantee a customer’s mortgage until the home is handed over to the customer. Our customers typically arrange for mortgages through China Construction Bank, The People’s Bank of China, or Agricultural Bank of China.

Project Finance.

We have financed the development of our development projects to date through bank borrowings, proceeds from the pre-sale of portions of our development projects, credits provided by our contractors and through our internally generated funds. Because each development project will require a substantial amount of capital to finance its construction cost, it is our policy to control the timing of the launch of each of our development projects and the phases of these projects.

Competitive Strengths

The development and sale of residential and commercial real estate markets in China are subject to intense competition. We compete with numerous small and large developers for sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. We also compete for sales with individual resales of existing homes and condominiums and available rental housing. We believe that we compare favorably to other developers in the Hohhot City area in which we operate, due primarily to our experience within this geographic market, and our responsiveness to market conditions enables us to capitalize on the opportunities for advantageous land acquisitions in desirable locations. Our competitors include the Inner Mongolia Ju Hua Real Estate Development Co., Ltd., Inner Mongolia Chi Cheng Real Estate Development Co., Ltd., Hohhot Jia Di Real Estate Development Co., Ltd. and Inner Mongolia Nai Lun Real Estate Development Co., Ltd., many of whom have greater financial, managerial, marketing and other resources than us. Residential and commercial property developers compete not only for property buyers, but also for desirable properties, raw materials and skilled subcontractors. We also expect that continued economic development of China in general and in Hohhot City in particular will be accompanied by further property development and expansion. We believe that our principal competitive strengths are as follows:

•	our management’s extensive experience and in-depth knowledge of the Hohhot City and Inner Mongolia real estate markets;
•	our strategy which emphasizes development high-quality residential properties for middle income families;
•	our access to construction capabilities through Jin Ma Construction;
•	our focus on Hohhot City and surrounding areas, in which we enjoy competitive advantages;
•	our experienced project management team, which effectively and actively controls every stage of the development of our projects; and
•	our close working relationships with both the local and regional governments.

SUPPLIERS

Construction

We do not maintain significant inventories of construction materials except for work in process and a limited amount of other construction materials. Generally, the construction materials used in our operations are readily available from numerous sources. We do own, maintain and operate approximately 80 vehicles and construction related equipment that can, and are often deployed, on projects that we are serving as general contractor. For the year ended June 30, 2007, four vendors provided 24.7%, 12.6%, 19.2% and 19.2% of our construction work. At June 30, 2007, we had $136,397 in accounts payable to theses vendors. We did not have any vendor concentrations in fiscal 2006. We use five to seven subcontractors to perform our construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary

Hotel Management

We acquire the supplies for the hotel operation from various local sources. We have no long term agreements with our suppliers, and purchase supplies on a purchase order basis. Management recognizes that this strategy also carries with it the potential disadvantages and risks of shortages and supply interruptions. Our suppliers generally are meeting our supply requirements, and we believe our relationships with our suppliers are stable.

Real Estate Development

The supply of land is controlled by the government. All such purchases of land are required to be reported to and authorized by the regional government of Inner Mongolia and/or the municipal government of Hohhot City.

Jin Ma Real Estate uses subcontractors for the development of its projects and selects the lowest-cost provider through an open bidding process. Such service providers are numerous in Hohhot City and we foresee no difficulties in securing alternative sources of services as needed.

Patents, Trademarks, Licenses, Franchises, Concessions. Royalty Agreements or Labor Contracts

None

Government Approval and Regulation of the Company’s Principal Products or Services

We believe that each of the Jin Ma Companies has been compliant to date with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China and that such laws, rules and regulations do not currently have a material impact on our operations:

Construction. China’s construction industry is heavily regulated by the national government. On November 1, 1997, the Central Government of the PRC published the Construction Law of the PRC, Presidential Order No. 91, which is the basic construction law of China. This law outlines the basic requirements and rules for all construction activity in China. Underneath the National Government, the Ministry of Construction also writes laws. On March 14, 2001, the Ministry of Construction published Rule No. 87, which puts forth licensing requirements for all construction companies operating in China. The Ministry of Construction also writes specific standards for all different types of construction. These standards stipulate the basic requirements for construction companies in China in such areas as registered capital, tangible assets, liability insurance, employee regulations and engineering certifications. The standards also have graded levels of qualification. We have second class certification our constructions operation.

In addition, provincial and municipal governments may also enact regulations through their own construction bureaus.

Hotel Management. The hotel industry in China is subject to a number of laws and regulations, including laws and regulations relating specifically to hotel operation and management, as well as those relating to environmental and consumer protection. There are no regulatory ceilings on room rates in China. The market-based pricing is permissible for the hotel industry and room rates may be determined at the sole discretion of hotel management. Relative to other industries in China, regulation of the hotel industry in China is still developing and evolving. As a result, most legislative action has consisted of general measures such as industry standards, rules or circulars issued by different ministries rather than detailed legislation. Many of these standards, rules and circulars date from the late 1990’s, and it is expected that they may be amended, revised or expanded in the coming years as the hotel industry in China matures.

Real Estate Development. Our real estate development projects are subject to various laws and governmental regulations, such as zoning regulations, relating to its business operations and project developments. Real estate developers may secure land from the city government by obtaining exploitation and utilization rights over land through public tendering. The maximum term for such leasehold interest ranges from 40 to 70 years depending on the purpose of use.

Leasehold interests obtained legally may be transferred, leased, and mortgaged during the leasehold period. We must obtain and keep current various licenses, permits and regulatory approvals for our development projects. Due to the increasing levels of development in the areas of China where we currently operates, it is possible that new laws, rules and/or regulations may be adopted that could affect both our current and proposed development projects. The enactment of such laws, rules or regulations in the future could have a negative impact on our projected growth or profitability, which could decrease our projected revenues or increase our costs of doing business.

Employees

As of September 30, 2007, the Jin Ma Companies collectively had a total of 465 full time employees. Jin Ma Construction accounted for 253 employees, including 26 management personnel; Jin Ma Hotel accounted for 180 employees, including 32 management personnel; and Jin Ma Real Estate accounted for 22 employees, all of which are management personnel. Additionally, we employ our chief financial officer on an outsourced basis. Typically, we will enter into employment agreement with an employee after he or she has been employed for three to six months. Management believes that our relations with our employees are good.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, in accordance with relevant regulations. In the last two fiscal years, the Jin Ma Companies contributed, in the aggregate, approximately $18,000 and $14,000 for the fiscal years ended June 30, 2007 and 2006, respectively. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

RISK FACTORS

You should carefully consider the risks described below before buying shares of our Common Stock in this offering. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may impair our business operations. If any of the adverse events described in this risk factors section actually occur, our business, results of operations and financial condition could be materially adversely affected, the trading price of our common stock could decline and you might lose all or part of your investment. We have had operating losses to date and cannot assure that we will be profitable in the foreseeable future. We make various statements in this section which constitute “forward-looking” statements under Section 27A of the Securities Act.

Risks Relating to Our Overall Business Operations

We do not have any operations other than pursuant to the Contractual Arrangements with the Jin Ma Companies. The term of those Contractual Arrangements is only for 10 years and there are no assurances those agreements will be renewed.

Neither Speedhaul nor its subsidiaries Gold Horse or Global Rise are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this Annual Report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. As described in the financial statements included in this Annual Report, the assets and liabilities at June 30, 2007 and the results of operations for the years ended June 30, 2007 and 2006 are those of the Jin Ma Companies.

All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations.

Our President and CEO is also the CEO and founder of the Jin Ma Companies. We are not receiving the benefit of certain terms of the Contractual Arrangements and as such will need to raise additional capital to fund our operating expenses.

Our President and CEO is also the founder and CEO of the Jin Ma Companies. Pursuant to the Contractual Arrangements we have the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring approval by their respective members. While the Contractual Arrangements effectively grant us operating control of the Jin Ma Companies, it is possible that conflicts of interest may occur between us and the Jin Ma Companies which may not be resolved to our benefit.

While the terms of the Contractual Arrangements provide that we are to be paid quarterly service fees equal to the net profit of the Jin Ma Companies, such payments have not been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. Although we have no business and operations other than pursuant to the terms of the Contractual Arrangements, we incur operating expenses related to our public company reporting requirements including legal and accounting fees. We need to raise capital to fund these expenses and unless we are successful in raising this capital, of which there are no assurances, it is possible that we could fail to timely file one or more of the periodic reports we are required to file with the SEC which could lead to a delisting of our common stock from the OTC Bulletin Board. In such an event, the ability of our stockholders to liquidate their investment in our company would be adversely impacted.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a relatively limited operating history, and no history as a public reporting company . These limited operating histories and the unpredictability of all three of our industries, namely construction, lodging and real estate development, make it difficult for investors to evaluate our businesses and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We engage in a number of related party transactions which could adversely impact our company in future periods. Certain of these related party transactions violate provisions of the Sarbanes-Oxley Act of 2002.

From time to time we have advanced our CEO and companies related through common ownership by our CEO with funds for working capital. At June 30, 2007 our CEO and these related entities owed us approximately $1,048,000. These advances are non-interest bearing, unsecured and payable on demand. Through monthly payments these companies intend to repay these advances. While these loans were made prior to the closing date of the Share Exchange Agreement, as a result of the closing of that agreement we are now subject to the provisions of the Sarbanes-Oxley Act of 2002 which, in part, prohibits us from making loans to executive officers or directors. We have discontinued the practice of providing advances to our related parties.

We may not be able to maintain and/or comply with all applicable government regulation.

We are subject to extensive regulation by the central government and by the regional and local authorities of Inner Mongolia and Hohhot City where our business operations take place and our properties are located. We believe that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations in construction, hotel operation and real estate development. Nevertheless, there can be no assurance that we will continue to be in substantial compliance with current laws and regulations, or whether we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform its activities in order to comply with such regulations. Failure by us to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

As our business operations generate noise, waste water, gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. We are in compliance with present environmental protection requirements. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We believe that we have all necessary permits and licenses to conduct all our business operations as they are presently conducted. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations. We may use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our construction or development activities or in connection with the Jin Ma Hotel. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. Certain laws, ordinances and regulations could restrict or limit our ability to conduct our business operations.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially Mr. Liankuan Yang, our founder, chief executive officer and the chairman of our board of directors. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our businesses and clientele.

Lack of property and general liability insurance.

We and our subsidiaries are self-insured, and do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of our business operations. As a result, any material loss or damage to its properties or other assets, or personal injuries arising from our business operations would have a material adverse affect on our financial condition and operations.

We are vulnerable to concentration risks because all our business operations are currently exclusively in the Hohhot City Market.

Our construction, hotel and real estate development activities are entirely located in Hohhot City in Inner Mongolia. Because of our geographic concentration, our operations are more vulnerable to local economic downturns and adverse risks than those of larger, more diversified companies.

Risks Relating to Our Construction Operations

If we are unable to accurately estimate and control our contract costs and timelines, then we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

If we do not control our contract costs, we may be unable to maintain positive operating margins or experience operating losses. We typically enter into one of three principal types of contracts with our clients: cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under fixed-price contracts modified by incentive and penalty provisions, we are paid a fixed price that may be increased or decreased based on incentive and provisions in our contracts. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under each type of contract, if we are unable to estimate and control costs and/or project timelines, we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

If we fail to timely complete, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may affect our overall profitability.

We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or subsequently fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, unavailability of vendor materials, changes in the project scope of services requested by clients or labor disruptions. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial damages, which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on that project, which may affect our overall profitability.

Our use of the “percentage-of-completion” method of accounting could result in reduction or reversal of previously recorded revenues and profits.

A substantial portion of our revenues and profits are measured and recognized using the “percentage-of-completion” method of accounting, which is discussed further in Note 1, “Organization and Summary Of Significant Accounting Policies” to our “Financial Statements.” Our use of this method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program and construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

Our future revenues depend on our ability to consistently bid and win new contracts and renew existing contracts and, therefore, our failure to effectively obtain future contracts could adversely affect our profitability.

Our future revenues and overall results of operations require us to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

The constructions industry is highly competitive.

The markets we serve are very competitive, price and lead-time sensitive and are impacted by changes including unforeseen delays in project timing and work flow. Competition is based primarily on quality, service, delivery, price, the speed of construction, and personal relationships with customers. We compete with other constructions contractors in the region, some of whom have greater financial or other resources than we. Demand for our services is cyclical and vulnerable to economic downturns. If the economy weakens, then our revenues, profits and our financial condition may deteriorate.

We may be subject to significant potential liabilities as a result of construction defect, product liability and warranty claims made against us.

Through our construction operations, we may be subject to construction defect, product liability and related warranty claims, arising in the ordinary course of business. These claims are common to the real estate development and the construction industries and can be costly.

With respect to certain general liability exposures, including construction defect and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. We may not have sufficient funds available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding such claims, and future claims may arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

Reliance on independent contractors in providing various services creates risks and the Company is exposed to various risks in relation to contractors’ performance.

We engage independent third party contractors, through open tenders, to provide various services including construction, piling and foundation, building and fitting-out works, interior decoration and installation of elevators. Although it is our strategy and policy to select reputable independent third party contractors with positive track records in most cases and supervises the construction progress, there is no assurance that the services rendered by any of these independent third party contractors will always be satisfactory or match the targeted quality level required by us. Additionally, we are exposed to the risk that a contractor may require additional capital in excess of the cost they tendered to complete a contractual property development and we may have to provide such additional capital. Furthermore, there is risk that contractors may experience financial or other difficulties which may affect their ability to carry out construction works, thus delaying the completion of our property developments or resulting in additional costs for us. Any of these factors could adversely affect our revenues and reputation. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which we operate. In addition, inadequate subcontractor resources could have a material adverse effect on our business.

Risks Relating to Our Hotel Operation

We are subject to all the operating risks common to the hotel industry.

Operating risks common to the hotel industry include:

•	changes in general economic conditions in China and specifically in the Inner Mongolia region;
•	impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;
•	domestic and international political and geopolitical conditions;
•	travelers’ fears of exposures to contagious diseases;
•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;
•	restrictive changes in regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;
•	changes in travel patterns;
•

changes in operating costs including, but not limited to, energy, labor costs, food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	the availability of capital to allow us to fund renovations and investments;
•	foreign exchange fluctuations; and
•	the financial condition of the airline industry and the impact on air travel.

If we are unable to compete successfully, our financial condition and results of operations may be harmed.

The hotel industry in China is relatively undeveloped yet highly competitive. Competition in the industry is primarily based on room rates, quality of accommodations, brand name recognition, convenience of location, geographic coverage, service quality, range of services, and guest amenities. We compete primarily with other two- and three-star hotels as well as economy hotel chains and various regional and local economy hotels. We also compete with four- and five-star hotels, as we offer rooms with standards comparable to many of those hotels while maintaining competitive pricing. In addition, we may also face competition from new entrants in the hotel segment in Hohhot City. Our typical business and leisure traveler customers may change their travel, spending and consumption patterns and choose to stay in hotels in different segments. New and existing competitors may offer competitive rates, greater convenience, services or amenities or superior facilities, which could attract customers away from our hotel, resulting in a decrease in occupancy and average daily rates for our hotel. Any of these factors may have an adverse effect on our competitive position, results of operations and financial condition.

Accidents or injuries in our hotel may adversely affect our reputation and subject us to liability.

There are inherent risks of accidents or injuries in hotels. One or more accidents or injuries at our hotel could adversely affect our safety reputation among customers and potential customers, decrease our occupancy rates and increase our costs by requiring us to take additional measures to make our safety precautions even more visible and effective. If accidents or injuries occur at our hotel, we may be held liable for costs related to the injuries.

Our costs and expenses may remain constant or increase even if our revenues decline.

A significant portion of our operating costs is fixed. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our operating costs and expenses are unlikely to decrease proportionately. The hotel industry is seasonal in nature. Thus, during our slow seasons, our expenses do not vary as significantly as changes in occupancy and revenues, since we need to continue to pay salary, make regular repairs, maintenance and renovations and invest in other capital improvements throughout the year to maintain the attractiveness of our hotel. Our property development and renovation costs may increase as a result of increasing costs of materials. However, we have a limited ability to pass increased costs to customers through room rate increases. Therefore, our costs and expenses may remain constant or increase even if our revenues decline.

If we are unable to maintain our hotels’ good condition and attractive appearance, our hotel occupancy rates may decline.

During fiscal year 2006, we completed significant renovation of our hotel. In order to maintain our hotel’s good condition and attractive appearance, however, we require ongoing renovations and other leasehold improvements, including periodic replacement of furniture, fixtures and equipment. If we do not make needed investments and improvements, we could lose our market share to our competitors and our hotel occupancy rates may decline. This creates an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Accordingly, our financial results may be sensitive to the cost and availability of funds.

Our financial and operating performance may be adversely affected by epidemics, natural disasters and other catastrophes.

Our financial and operating performance may be adversely affected by epidemics, natural disasters and other catastrophes, particularly in locations where we operate a large number of hotels. In early 2003, several economies in Asia, including China, were affected by the outbreak of severe acute respiratory syndrome, or SARS. During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. In addition, some Asian countries, including China, have recently encountered incidents of the H5N1 strain of bird flu, or avian flu. This disease, which originally spread through poultry populations, is capable in some circumstances of being transmitted to humans and is often fatal. Losses caused by epidemics, natural disasters and other catastrophes, including SARS, avian flu, earthquakes or typhoons, are either uninsurable or too expensive to justify insuring against in China. In the event an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any financial obligations related to the hotel. Similarly, war (including the potential for war) and terrorist activity (including threats of terrorist activity), travel-related accidents, as well as geopolitical uncertainty and international conflict, will affect travel and may in turn have a material adverse effect on our business and results of operation. In addition, we may not be adequately prepared in contingency planning or recovery capability in relation to a major incident or crisis, and as a result our operational continuity may be adversely affected and our reputation may be harmed.

Risks Relating to Our Real Estate Development Operations

There are uncertainties with Chinese real state law.

For the development of a new commercial real estate project, the developer must first obtain land use rights. Land use rights can be granted through bidding, auction and listings. The developer then enters into a land use right grant contract with the relevant government authority. The transferor and transferee must enter into a land use right transfer contract and file the executed contract with the appropriate government bureau, which will then issue a new land use certificate in the name of the transferee. In May 2002, the Ministry of Land and Resources issued a regulation regarding the land use right transfer.

Whereas in the past, private parties were able to transfer land use rights by mutual agreement, this practice was prohibited by the new regulation. Under the new scheme, any procurement of land for business purposes can only be effected through bidding, auction and listing on an authorized exchange floor.

The long term value of Chinese land rights are still quite uncertain, and their rights not the kind of secure investment that would lead a lender, as might happen in American, to rely primarily on the land value and look beyond the individual ability of a borrower to repay the debt. Chinese banks, for example, rarely make construction loans because in theory they cannot lend more than the value of the land that is their security at the time of the loan. The Chinese deal with this problem by signing “presale” contracts whereby the end user pays all of the consideration before the building is commenced. Effectively, the users finance the seller’s construction. Users borrow the money from the banks under arrangements which later will “morph” into mortgage loans when there is something to which the mortgage can attach. Usually the developer must deposit the purchase proceeds in the bank and the bank monitors the expenditures.

Before a presale method can be legally adopted, the developer of the project normally must have obtained (i) a land use right certificate, (ii) a planning permit for construction use of land, (iii) a planning permit for the construction project, (iv) a certificate of commencement of construction, and (v) a permit for presale of commercial housing.

Our results of operation and financial condition are greatly affected by the performance of the real estate market.

Our real estate development activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

Our real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences.

Unfavorable changes in market and economic conditions could hurt occupancy or rental rates.

Market and economic conditions may significantly affect rental rates. Occupancy and rental rates in our market, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The risks that may affect conditions in our market include the following:

•	the economic climate, which may be adversely impacted by industry slowdowns and other factors
•	local conditions, such as oversupply of office and residential space and the demand for office and residential space;
•	the inability or unwillingness of tenants to pay their current rent or rent increases; and
•	competition from other available office and residential buildings and changes in market rental rates.

 Real estate development is subject to timing, budgeting and other risks.

We intend to expand our real estate development activities, as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;
•	receipt of required governmental permits and authorizations;
•	development costs incurred for projects that are not pursued to completion;
•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;
•	defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation;
•	ability to raise capital;
•	governmental restrictions on the nature or size of a project or timing of completion; and
•	shortages of materials or skilled labor.

We cannot assure you that any development project will be completed on time or within budget or at all. Our cost estimates and projected completion dates for development and construction of new building projects may change significantly as the projects progress. A delay in scheduled openings will delay the Company’s receipt of increased sale revenues. If we do not successfully address our increased management needs or we otherwise are unable to manage our growth effectively, our operating results could be materially and adversely affected.

While we attempt to anticipate consumer preferences and location-related concerns, we are subject to the inherent uncertainty of market acceptance.

We are currently selling our developed properties principally in Hohhot. Achieving market acceptance for our properties, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be as receptive to our properties. Market acceptance of our current and proposed properties will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of its properties make them superior to competitive properties and justify their pricing. There can be no assurance that our current and proposed properties will be accepted by consumers or that any of our current or proposed properties will be able to compete effectively against other properties. Lack of market acceptance of our properties would have a material adverse effect on us.

Because we face intense competition from other real estate developers and many of our competitors have greater resources than we do, we may not be able to compete successfully and we may lose or be unable to gain market share.

The real estate business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our projects. In general, real estate properties are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuation commodity prices and changes in supply due to weather, production, and natural disaster. Our real estate properties face competition from other developers in its marketing areas.

Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than us, and have projects that have gained wide customer acceptance in the marketplace. Large foreign real estate companies have also entered the real estate industry in China. The greater financial resource of such competitors will permit them to procure properties and to implement extensive marketing and promotional programs, both generally and indirect response to advertising claims by us.

We are required by market practice to guarantee the mortgages of our customers.

In accordance with market practice in China, we are required to provide guarantees (during the development phase) to the banks in respect of mortgages offered to the property buyers until submission of the relevant real estate ownership certificates and certificates of other interests in the property unit by the relevant property buyers to the mortgagee bank. If a property buyer defaults under the loan and we are required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgagee bank, the mortgagee bank will assign its rights under the loan and the mortgage to us and, subject to registration, we will have full recourse to the property. In line with industry practice, the Company does not conduct independent credit checks on the property buyers but relies instead on the credit checks conducted by the mortgagee banks. For financial reporting purposes, the sale of a property unit is not recognized until title has passed and we are released from its loan guarantee on the unit

Mortgage interest rates may increase, cooling demand for the Company’s properties.

The provision of mortgage facilities to property buyers is considered to have created increasing demand for properties in the China. The recent increases in bank mortgage interest rates, however, may significantly increase the cost of mortgage financing to property buyers, thus reducing the attractiveness of mortgages as a source of financing property purchases and, accordingly, adversely affecting the affordability of residential properties. The Chinese government has also raised the reserve requirements for banks, as well as other conditions, which may make mortgage financing unavailable or unattractive to the potential property buyers.

The practice of pre-selling developments may expose the Company to substantial liabilities.

The existing common practices by property developers to pre-sale properties (while still under construction) in China involves certain risks. For example, the Company may fail to complete a property development which may have been fully or partially pre-sold. In such circumstances, it could find itself liable to purchasers of pre-sold units for losses suffered by them. There can be no assurance that these losses would not exceed the purchase price paid in respect of the pre-sold units. In addition, if a pre-sold property development is not completed on time, the purchasers of pre-sold units may be entitled to compensation for late delivery. If the delay extends beyond a certain period, the purchasers may even be entitled to terminate the pre-sale agreement and claim for damages.

If we are unable to generate sufficient cash from operations or other sources, we may find it necessary to curtail our development activities.

Significant capital resources are required to fund our development expenditures. We cannot guarantee that sufficient capital can be generated to develop every one of our projects by way of only presale revenue, and there can be no assurance that we will otherwise obtain sufficient funds from other sources to meet the expected development plans for our properties. We cannot guarantee the Company’s ability to obtain bank loans and credit facilities and renewals of existing borrowings from financial institutions on maturity under favorable terms and conditions. Changes in interest rates on our borrowings will also affect its financing costs and consequently its results of operations.

Dependence on natural resources and construction materials in China.

The major materials of the real estate industry are land and construction materials. Land supply is strictly controlled by the Chinese government.

The continuing land consumption by the real estate industry in China will make it continually difficult for real estate developers to obtain land which may lead to substantial increases in land prices, which will in turn increase development costs. In addition, although the costs of some construction materials have declined in recent years, the price of new materials due to the implementation of environmental laws may increase further. The effect of prices of land and construction materials makes our operating results unpredictable.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business indirectly.

Since the Company’s main country of business operations is China, our business operations and financial position are subject, to a significant degree, to the economic, political and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. China’s government started implementing its economic reform policy in 1978, which has enabled China economy to gradually transform from a “planned economy” to a “socialist market economy.” In 1993, the concept of the socialist market economy was introduced into the Constitution of China, and the country has since accelerated development of a market economy. A noteworthy phenomenon in the recent development of China economy is that non-state owned enterprises such as private enterprises play an increasingly important role in China economy and the degree of direct control by China government over the economy is gradually declining.

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the overall PRC economy, they may also have a negative effect on us. For example, our results of operations and financial condition may be adversely affected by government control over capital investments or changes in environmental, health, labor or tax regulations that are applicable to us.

The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. For example, China government has been taking macro-economic austerity measures to suppress inflation and curb the pace of economic growth since July 1993. These measures include raising interest rates, tightening credit supply, delaying implementation of certain reform policies on pricing, enhancing financial supervision as well as tightening control on the granting of approval for property and infrastructure projects. However, since 1998, there has been deflation in China economy and the current economic policies of China mainly focus on stimulating consumption and expansion of domestic demand. Since late 2003, the PRC government implemented a number of measures, such as increasing the People’s Bank of China’s statutory deposit reserve ratio and imposing commercial bank lending guidelines that had the effect of restricting loans to certain industries.

While the Chinese government has not reversed its economic reform policies since 1978, any significant material changes in the social, political and economic conditions of China may cause its government to change its economic reform policies and thus the Company’s operations and profits may be materially affected.

Change in tax laws and regulations in China.

Various tax reform policies have been implemented in China in recent years. Interpretation of certain tax policies is still awaiting guidance from Chinese government. Moreover, there can be no assurance that the existing tax laws and regulations will not be revised or amended in the future.

 The Jin Ma Companies are subject to restrictions on making payments to us.

We are a holding company incorporated in the State of New Jersey and do not have any assets or conduct any business operations other than our contractual agreements, through our wholly owned subsidiary, with our affiliated entities in China, the Jin Ma Companies. As a result of our holding company structure, we rely entirely on payments from the Jin Ma Companies under our contractual arrangements. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the net profits from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common shares and we may not be able to pay our operating expenses.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us and may restrict the level of legal protections to foreign investors.

China’s legal system is based on statutory law. Unlike the common law system, statutory law is based on written statutes. Prior court decisions may be cited as persuasive authority but do not have binding effect. Since 1979, China government has been promulgating and amending the laws and regulations regarding economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. The legal system in the China cannot provide the investors with the same level of protection as in the US. The Company is governed by the law and regulations generally applicable to local enterprises. Many of these laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing law and regulations can be uncertain and unpredictable and therefore have restrictions on legal protections of foreign investors.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income will be primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE, by complying with certain procedural requirements. However, for most capital account items, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Risks Related to Our Corporate Structure

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our affiliated Chinese entities, Jin Ma Construction, Jin Ma Hotel, Jin Ma Real Estate, and their respective shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of construction, lodging and real estate development businesses and companies, including limitations on our ability to own key assets.

The PRC government regulates the construction, lodging and real estate development industries, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in these industries. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of these industries include the following:

•	We only have contractual control over the Jin Ma Companies. We do not own them due to the restriction of foreign investment in Chinese businesses; and
•

Uncertainties relating to the regulation of the construction, lodging and real estate development businesses in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, real estate development, construction and hotel businesses in China, including our business.

In order to comply with certain PRC laws, we conduct our businesses through the Jin Ma Companies by means of contractual arrangements. If the PRC government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

We operate our business in China through the Jin Ma Companies. Each of the Jin Ma Companies holds the licenses and approvals necessary to operate our businesses in China. We have contractual arrangements with the Jin Ma Companies and their respective shareholders that allow us to substantially control the Jin Ma Companies. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Our contractual arrangements with the Jin Ma Companies and their respective shareholders may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in the Jin Ma Companies and rely on contractual arrangements to control and operate such businesses. These contractual arrangements may not be as effective in providing control over the Jin Ma Companies as direct ownership. For example, any of the Jin Ma Companies could fail to take actions required for our businesses despite its contractual obligation to do so. If the Jin Ma Companies fail to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that the Jin Ma Companies’ shareholders would always act in our best interests.

The Chairman of the Board of Directors of the Jin Ma Companies have potential conflicts of interest with us, which may adversely affect our business.

Mr. Liankuan Yang, our Chief Executive Officer, is also the Chairman of the Board of Directors of the Jin Ma Companies. Conflicts of interests between his duties to our company and the Jin Ma Companies may arise. As Mr. Yang is a director and executive officer of our company, he has a duty of loyalty and care to us under New Jersey law when there are any potential conflicts of interests between our company and the Jin Ma Companies. We cannot assure you, however, that when conflicts of interest arise, Mr. Yang will act completely in our interests or that conflicts of interests will be resolved in our favor. If we cannot resolve any conflicts of interest between us and Mr. Yang, we would have to rely on legal proceedings, which could result in the disruption of our business.

Risks Relating to Ownership of Our Securities

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, database, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to successfully adopt and implement such control systems, this may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

On June 29, 2007, we entered into the Share Exchange Agreement with the Gold Horse Stockholders, pursuant to which we agreed to acquire 100% of the issued and outstanding securities of Gold Horse in exchange for shares of our common stock. On June 29, 2007, the Share Exchange closed, Gold Horse became our wholly-owned subsidiary, our sole business operations became that of Gold Horse, and the management and directors designated by Gold Horse became our management and directors. We may not, however, realize the benefits that we presently hope to receive as a result of the Share Exchange, which includes:

•	access to the capital markets of the United States;
•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;
•	the ability to use registered securities to make acquisition of assets or businesses;
•	increased visibility in the financial community;
•	enhanced access to the capital markets;
•	improved transparency of operations; and
•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized in respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

Following the closing of the Share Exchange, we began operating as a public company subject to evolving corporate governance and public disclosure regulations that may result in additional expenses and continuing uncertainty regarding the application of such regulations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Following the Share Exchange, our shares may have limited liquidity.

Following the Share Exchange, a substantial portion of the Company’s shares of common stock will be subject to registration, and will be closely held by certain insider investors. Consequently, the public float for the shares may be highly limited. As a result, should you wish to sell your shares into the open market you may encounter difficulty selling large blocks of your shares or obtaining a suitable price at which to sell your shares.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board such as ours generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

Certain of our officers and directors own a substantial portion of our outstanding common stock, which enables them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

At September 30, 2007, our directors and executive officers control approximately 63.5% of our outstanding shares of common stock. Specifically, Mr. Liankuan Yang, our President, Chief Executive Officer and Chairman of the Board, Ms. Runlan Ma, our Secretary, and Ms. Yang Yang, a director, have a family relationship and control in the aggregate approximately 63.5% of the outstanding shares of common stock of the Company. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company’s internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. Presently, we will become subject to compliance with SOX 404 for our fiscal year ending June 30, 2008. In addition, for our fiscal year ending June 30, 2009 the independent registered public accounting firm auditing our financial statements must also attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. While we have yet to begin evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as presently required, we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404. Given our lack of internal accounting personnel as well as the challenges we face as the most significant portion of our operations are presently located in the PRC, it is likely that we will identify significant deficiencies or material weaknesses in our internal controls. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. Speedhaul’s common shares have historically been sporadically or “thinly-traded” on the “Over-The-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that Speedhaul is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for Speedhaul’s common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for Speedhaul’s common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in Speedhaul’s share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by its stockholders may disproportionately influence the price of those shares in either direction. The price for its shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, an investment in Speedhaul is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Fluctuations in exchange rates of the Renminbi could adversely affect the value of our stock.

For over 10 years the official exchange rate for the conversion of Renminbi to US dollars was unofficially pegged at US$1 to RMB8.28. In July 2005, the People’s Bank of China (PBOC), the country’s central bank, began a new policy of calculating the Renminbi’s value against the US dollar using a weighted average of the prices given by major banks. The highest and lowest offers are excluded from the calculation. As a result of this change the RBM has appreciated against the US dollar so that the exchange rate was US$1 to RMB8.11 at December 31, 2005, and is now approximately US$1 to RMB7.63. It should be expected that currency exchange fluctuations will occur in the future as a result of circumstances beyond our control, such as the level of trade deficit or equalization between the US and the China, global economic conditions, global currency markets, and other factors. All of our revenue is generated in the China in Renminbi, so that during periods that the US dollar is worth less in relation to the value of the Renminbi, our total revenue and results of operations reported in US dollars in the financial statements we publish in the US will be less. Consequently, fluctuations in exchange rates could adversely affect the US dollar value of our results of operations and the perceived value of our Company in the public market.

The application of the “Penny Stock” Rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.

These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against our directors, officers and employees under New Jersey law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, however we are prepared to give such indemnification to our directors and officers to the extent provided by New Jersey law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Past activities of the company and its affiliates may lead to future liability for the company.

Prior to our entry into the share exchange agreement with Gold Horse on June 29, 2007, Speedhaul engaged in businesses unrelated to those of Gold Horse and the Jin Ma Companies. Although the Speedhaul Shareholders are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our company.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING

STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-KSB contains ``forward-looking statements’’ that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Annual Report on Form 10-KSB. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions;
•	inability to raise sufficient additional capital to implement our business plan;
•	intense competition, from providers of services similar to those offered by us;
•	unexpected costs and operating deficits, and lower than expected sales and revenues;
•	adverse results of any legal proceedings;
•	inability to satisfy government and commercial customers using our technology;
•	the volatility of our operating results and financial condition;
•	inability to attract or retain qualified senior management personnel, including sales and marketing, and technology personnel; and
•	other specific risks that may be alluded to in this Annual Report on Form 10-KSB.

All statements, other than statements of historical facts, included in this Annual Report on Form 10-KSB regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-KSB, the words ``will,’’ ``may,’’ ``believe,’’ ``anticipate,’’ ``intend,’’ ``estimate,’’ ``expect,’’ ``project,’’ ``plan’’ and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Annual Report on Form 10-KSB are reasonable, no one can assure investors that these plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from expectations expressed herein are described under ``Risk Factors’’ and elsewhere in this Annual Report on Form 10-KSB. These cautionary statements and risk factors qualify all forward-looking statements attributable to information provided in this Annual Report on Form 10-KSB and on behalf of us or persons acting on our behalf.

Information regarding market and industry statistics contained in this Annual Report on Form 10-KSB is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See ``Risk Factors’’ for a more detailed discussion of uncertainties and risks that may have an impact on future results.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s properties are located in Hohhot City, the capital city of the Autonomous Region of Inner Mongolia in China. Please see the information set forth above in the discussion of our Hotel Operation and our Real Estate Development Operation under contained elsewhere in this Annual Report on Form 10-KSB. To house our staff, and as our corporate headquarters, we maintain an office within the Jin Ma Hotel. We believe that this arrangement is adequate for our current and immediately foreseeable operating needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company’s management is not aware of any material legal proceedings pending against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is traded over-the-counter on the Over-the-Counter Electronic Bulletin Board under the symbol “SPEH”. The following table sets forth the high and low sales prices for the common stock for each quarter within the last two fiscal years, as reported by the Over-the-Counter Electronic Bulletin Board. The prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	LOW	HIGH
2007
Fourth Quarter	$-	$-
Third Quarter	$-	$-
Second Quarter	$-	$-
First Quarter	$-	$-

2006
Fourth Quarter	$-	$-
Third Quarter	$-	$-
Second Quarter	$-	$-
First Quarter	$-	$-

As of September 30, 2007, there were approximately 85 stockholders of record of our common stock.

Dividends

We do not currently intend to pay any cash dividends in the foreseeable future on our Common Stock and, instead, intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

From July to October 2007, the Company sold 1,468,458 shares of common stock to 67 individuals residing in China for net proceeds of $1,468,458. The issuance of these securities was exempt from registration under the Securities Act of 1933 by reason of Regulation S of that Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operation for the fiscal years ended June 30, 2007 and 2006 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-KSB (“Form 10-KSB”). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-KSB. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Speedhaul Holdings, Inc. was originally incorporated on March 31, 2000 under the name “Gateway III”. As a result of the share exchange translation (the “Share Exchange Transaction”) that was completed on June 29, 2007 and is described more elsewhere in this Form 10-KSB. Gold Horse International, Inc. (“Gold Horse”), a Nevada corporation engages in the construction, real estate development and hotel operation and became our wholly owned subsidiary and our new operating business. Gold Horse was incorporated under the laws of the State of Nevada on August 14, 2006. Gold Horse conducts its business operations through its wholly owned subsidiary Global Rise, which was incorporated under the laws of the Cayman Islands on May 9, 2007, and three operating companies based in the PRC. The acquisition of Gold Horse will be accounted for as a reverse merger because on a post-merger basis, the members of Gold Horse held a majority of the outstanding common stock of Speedhaul on a voting and fully-diluted basis.

As a result of the share exchanges, Gold Horse was deemed to be the acquirer for accounting purposes. Accordingly, the financial statement data presented are those of Gold Horse for all periods prior to our acquisition of Gold Horse on June 29, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing appearing elsewhere herein, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned and majority-owned subsidiaries including variable interest entities (“VIEs”) for which we are the primary beneficiary.

The accompanying consolidated financial statements include the accounts of Speedhaul Holdings, Inc. and our wholly owned subsidiaries Gold Horse and Global Rise, and our variable interest entities Jin Ma Construction, Jin Ma Hotel and Jin Ma Real Estate. All significant inter-company accounts and transactions have been eliminated in consolidation.

We have adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risks of, and enjoy the rewards normally associated with ownership of the entities, and therefore we are the primary beneficiary of these entities.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts and the useful life of property and equipment, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings.

Accounts and other receivables

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2007, we established, based on a review of our outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $740,338. Additionally, at June 30, 2007, we established, based on a review of our outstanding other receivable balances, an allowance for doubtful accounts in the amount of $923,803.

Inventories

Inventories, consisting of construction materials and consumable goods related to our operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At June 30, 2007, real estate held for sale amounted to $1,149,906.

Advances from customers

Advances from customers at June 30, 2007 of $609,574 consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Revenue recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Real estate sales which primarily involve the sale of multi-family homes and community environments are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate”. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability (reflected as advances from customers in our consolidated balance sheets).

Revenue from the performance of general contracting, construction management and design-building services is recognized upon completion of the service.

Revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, is recognized when rooms are occupied and services have been rendered.

In accounting for long-term engineering and construction-type contracts, we follow the provisions of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenues using the percentage of completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. This method of revenue recognition requires the Company to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards which may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset, “costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“SFAS 109”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”   It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157,”Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. We will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for us. We are currently assessing the impact, if any, the adoption of SFAS 157 will have on our financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”   We believe that our current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159,”The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on our financial statements.

Comparison of Years Ended June 30, 2007 and June 30, 2006.

The following table sets forth the results of our operations for the periods indicated:

	For the Years Ended June 30,
	2007	2006
	(Audited)	(Audited)
NET REVENUES:
Construction	$21,615,0615	$17,474,915
Hotel	2,747,727	2,503,971
Real Estate	3,959,518	2,629,869
Total Revenues	28,322,306	22,608,755

COST OF SALES:
Construction	18,178,472	15,232,045
Hotel	1,440,978	1,264,664
Real Estate	2,750,522	1,812,053
Total Cost of sales	22,369,972	18,308,792

GROSS PROFIT	5,952,334	4,299,993

OPERATING EXPENSES:
Hotel operating expenses	171,879	220,054
Bad debt expense	530.963	516,032
Salaries and employee benefits	359,473	326,595
Depreciation and amortization	348,059	209,645
General and administrative	127,808	315,716
Total Operating Expenses	1,538,182	1,588,042

INCOME FROM OPERATIONS	4,414,152	2,711,951

OTHER INCOME (EXPENSE):
Other income	2,453	20,947
Other expense	(2,334	(2,121
Interest income	618	191
Interest expense	(250,2720)	(240,3720)
Total Other Income (Expense)	(249,5350)	(221,3550)

INCOME BEFORE INCOME TAX	4,164,617	2,490,596

INCOME TAX	1,570,091	821,897

NET INCOME	$2,594,526	$1,668,699

Net Revenues. For the year ended June 30, 2007, our net revenues increased 5,713,551 or 25% from $22,608,755 for fiscal 2006 to $28,322,306 for the year ended June 30, 2007. The increase in revenues was mainly due to increased activity in our construction operations. Jin Ma Construction completed the Hohhot City Intermediate People’s Court Legal Service Center project during fiscal 2006, and was retained as contractor in five construction projects, including the renovation of the administrative building for the Chifeng Area Land Tax Authority, which translated into an increase in revenues for our construction operation from $17,474,915 in fiscal 2006 to $21,615,061 in fiscal 2007. Revenues for our hotel operations increased slightly from $2,503,971 to $2,747,727, an increase of $243,256 or 9.7%, because of an increase in tourism resulting from the completion of the Muslim Scenic Route through Hohhot City, despite some disruption caused by our renovation efforts during the last two quarters of 2006. Revenues for our real estate development operation increased from $2,629,869 for fiscal 2006 to $3,959,518 for fiscal 2007, an increase of $1,329,649 or 50.6% due to the sale of apartments from our inventory of completed projects.

Cost of Sales. Cost of sales increased from $18,308,762, or approximately 81% of net revenues for the year ended June 30, 2006, to $22,369,972, or approximately 79% of net revenues for the year ended June 30, 2007. The increase of 22% in cost of sales in relation to the increase in revenues is in line with the increase in revenues from all three of our operating segments as noted above. Cost of sales from our construction operation increased from $15,232,045 to $18,178,472, an increase of 19%, in line with the increased revenue from the increased construction activities in conjunction with the additional projects that Jin Ma Construction added to its roster during fiscal 2006. Additionally, increases in cost of sales from our construction operation were partly attributable to increases in costs for building supplies, labor costs, and other costs incurred on our projects. Cost of sales for our hotel operation increased from $1,264,664 to $1,440,978, an increase of 14% rising in proportion to our increase in revenues. Cost of sales for our real estate development operation increased from $1,812,053 to $2,750,522, an increase of 52%, rising in proportion to the increase in our real estate revenues.

Gross Profit. Gross profit increased approximately 38% from $4,299,993 for the year ended June 30, 2006 to $5,952,334 for the year ended June 30, 2007.

Operating Expenses. For the year ended June 30, 2007, overall operating expenses decreased $49,860 or approximately 3% from $1,588,042 for the year ended June 30, 2006 to $1,538,182 for the year ended June 30, 2007. This decrease was mainly due to a decrease in hotel operating expenses and general and administrative expenses offset by the increases bad debt expense, salaries and employee benefits and depreciation expense as discussed below.

Hotel Operating Expenses. Hotel operating expenses decreased approximately 22% from $220,054 for the year ended June 30, 2006 to $171,879 for the year ended June 30, 2007.

Bad Debt Expense. For the year ended June 30, 2007, bad debt expense amounted to $530,963 as compared to $516,032 for the year ended June 30, 2006, an increase of $14,931 or 2.9%. Hotel operating expenses decreased approximately 22% from $220,054 for the year ended June 30, 2006 to $171,879 for the year ended June 30, 2007. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We are currently reviewing our credit policies and began aggressively pursuing overdue accounts.

Salaries and Employee Benefits. For the year ended June 30, 2007 salaries and employee benefits amounted to $359,473 as compared to $326,595 for the year ended June 30, 2006, an increase of 32,878 or 10%, as we increased the number of our employees. We increased our accounting staff and administrative staff to meet the needs of becoming a public entity. Additionally, we increased our sales and we increased our real estate sales staff.

Depreciation and Amortization. For the year ended June 30, 2007, depreciation and amortization amounted to $348,059 as compared to $209,645 for the year ended June 30, 2006, an increase of $138,414 or 66%.

General and Administrative Expenses. For the year ended June 30, 2007, general and administrative expenses consist of office expenses and supplies, utilities, telephone and communications, maintenance, automobile expense and amounted to $127,808 as compared to $315,716 for the year ended June 30, 2006, a decrease of $187,908 or 59.5%. The decrease was attributable to a decrease in office supplies and expenses and other general and administrative expenses.

Additionally, due to cost cutting measures, we reduced our office supplies and expenses by $50,873 and reduced other general and administrative expenses by $48,718.

Net Income. Net income increased 55.5% from $1,668,699 for the year ended June 30, 2006 to $2,594,526 for the year ended June 30, 2007. This increase in net income was due primarily to revenues and gross profits and the overall decrease in operating expenses as described above. This translates to basic and diluted net income per common share of $0.05 and $0.03 for the years ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At June 30, 2007, we had a cash balance of $251,044. These funds are located in financial institutions located as China.

Our working capital position increased $4,966,789 to $7,509,409 at June 30, 2007 from $2,542,620 at June 30, 2006. This increase in working capital is primarily attributable to a reclassification of deposit on land use rights to a current asset from a long-term asset of approximately $2,117,000 and an increase in amounts due from related parties.

Our balance sheet at June 30, 2007 also reflects notes payable to third parties of approximately $1.69 million due through September 2012 which was a working capital loan made to us by these third parties. These loans bear annual interest rates ranging from 14.4% to 18% and are unsecured.

Cash Flows

Twelve Months ended June 30, 2007 and 2006

Net cash flow provided by operating activities was $1,243,306 in fiscal 2007 and $1,713,486 in fiscal 2006. The decrease of net cash flow provided by operating activities in fiscal 2007 as compared to fiscal 2006 was mainly due to the payment of taxes in fiscal 2007 offset by the collection of accounts receivable.

Net cash flow used in investing activities was $1,183,832 for fiscal 2007 as compared to cash provided by investing activities of $43,917 fiscal 2006. For the year ended June 30, 2007, cash used in investing activities consisted of an increase in amounts advanced from related parties of $891,019 and cash used for the purchase of property and equipment of $394,242 offset by a decrease in construction in progress of $101,429. For the year ended June 30, 2006, cash provided by investing activities consisted of a decrease in construction in progress of $1,632,037 offset by cash used for advances to related parties $39,567, for deposits of land use rights of $1,237,520, and for the purchase of property and equipment of $311,033.

Net cash flow provided by financing activities was $0 in fiscal 2007 as compared to net cash flow used in financing activities of $2,273,524 in fiscal 2006. For the year ended June 30, 2006, we used cash for the repayment of loans of $267,799, distributed cash to the equity members of the Jin Ma Companies of $1,485,456 and repaid related party advances of $520,269.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of June 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations :
Other Indebtedness	$1,686,077	-	1,377,872	308,205	-
Operating Leases	$-	-	-	-	-
Purchase Obligations	$-	-	-	-	-
Total Contractual Obligations:	$1,686,077	-	1,377,872	308,205	-

Other indebtedness includes long-time loans borrowed from individuals.

We currently have no material commitments for capital expenditures. Other than working capital and loans, we presently have no other alternative source of working capital. We need working capital to fund our construction and real estate projects. We may not have sufficient working capital to fund new construction projects line as well as providing working capital necessary for our ongoing operations and obligations. We may need to raise additional working capital to complete these projects. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

Related Party Transactions

For a description of out related party transactions, please see Part III, Item 12. Certain Relationships and Related Transactions of this Annual Report.

Quantitative and Qualitative Disclosures about Market Risk

Speedhaul does not use derivative financial instruments in its investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, trade accounts receivable, other receivables, related party receivables, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, Speedhaul may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and debt obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2007, we had approximately $251,000 in cash. A hypothetical 10% increase in interest rates on our debt obligations would not have a material impact on our earnings, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. All of our revenues derived and a substantial portion of our expenses and liabilities incurred are in Renminbi (“RMB”). Thus, our revenues and operating results may be impacted by changes in the relative values of U.S. dollars and RMB, as the results are translated to U.S. Dollars for reporting purposes. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. We recorded net foreign currency loss of $16,421 and gain of $108,145 in 2005 and 2006, respectively. We cannot predict the impact of future exchange rate fluctuations on our results of operations.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating businesses is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

ITEM 7.	FINANCIAL STATEMENTS

See our Financial Statements beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company’s independent auditors.

ITEM 8A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. On September 28, 2006, in connection with the completion of the Gold Horse International acquisition, we hired our Chief Financial Officer. Our CFO is becoming more familiar with the Company, its finances and accounting needs. Additionally, the Company’s CEO is becoming more familiar with SEC disclosure requirements and procedures. The Company’s management believes that substantial remediation measures are required in order to improve the Company’s disclosure controls and are due in part from inadequate staffing and training within the Company’s finance and accounting group. We believe that we will face challenges in integrating procedures and operations and integration activities may affect our disclosure controls and procedures and there are no assurances that until such time as our CFO has fully familiarized himself with our operations and we expand our finance and accounting group that our financial statements will not contain errors in future periods.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Positions held:

Liankuan Yang	51	Chief Executive Officer, President, and Chairman of the Board of Directors
Adam Wasserman	43	Chief Financial Officer
Runlan Ma	47	Secretary
Jonathan Blum	50	Director
Mingguo Wang	47	Director
Wenbiao Wang	43	Director
Gregory T. Wolfson	31	Director
Yang Yang	25	Director

Biographical Information

Liankuan Yang. Mr. Yang has served as our Chief Executive Officer, President, and Chairman of the Board of Directors since July 9, 2007. Mr. Yang founded Jin Ma Construction, Jin Ma Hotel and Jin Ma Real Estate, and is the Chairman and President of all three companies. Mr. Yang, a graduate of the China Agriculture University, has engineering background and has extensive experience in business management. Mr. Yang has been recognized repeatedly as an “Excellent Entrepreneur” by the National Ministry of Construction, the National Ministry of Agriculture and the Regional Government of Inner Mongolia Autonomous Region. In recognition of his business achievements, Mr. Yang is also the recipient of the Special Prize from the Mayor of Hohhot City. Mr. Yang is the husband of Ms. Runlan Ma and the father of Ms. Yang Yang.

Adam Wasserman. Mr. Wasserman has served as our Chief Financial Officer since July 9, 2007. Mr. Wasserman devotes approximately 20% of his time to our company. As our business grows, we will either seek to increase the amount of time Mr. Wasserman devotes to our company or hire a full-time chief financial officer. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the Chief Financial Officer of Transax International Limited since May 2005 and Lotus Pharmaceuticals, Inc. since October 2006. . From June 1991 to November 1999 he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, Mr. Wasserman was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Administration from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and is a director, the treasurer and an executive board member of Gold Coast Venture Capital Association.

Runlan Ma. Ms. Ma has served as Secretary since July 9, 2007. Ms. Ma, a graduate of the Inner Mongolia Institute of Finance and Economy, joined Jin Ma Hotel in 2002 and has since then been in charge of its business operation. Ms. Ma is also presently a supervisor of business operation at Jin Ma Construction and Jin Ma Real Estate. Ms. Ma previously worked as a department manager the Inner Mongolia National Tax Bureau. Ms. Ma is the wife of Mr. Liankuan Yang and the mother of Ms. Yang Yang.

Jonathan Blum. Mr. Blum has been a member of our Board of Directors since July 9, 2007. Jonathan Blum has 20 years of client advisory experience on Wall Street and as a consultant. From 2002 to 2006, Mr. Blum was a Partner and Head of the Investment Banking practice at Jesup & Lamont Securities, a New York based boutique banking firm. Prior to Jesup & Lamont, Mr. Blum was a Managing Director at Prudential Securities Incorporated responsible for the firm’s Real Estate, Energy and Consumer M&A practices. Before joining Prudential Securities, Mr. Blum was a Director of M&A at Salomon Smith Barney and a Managing Director in the M&A practice of Chase Securities, Inc. Mr. Blum graduated summa cum laude with a B.S. in finance from Boston University and received an M.B.A. with distinction from the Harvard Business School. Mr. Blum is a Director of Cornerstone Pharmaceuticals, Inc., an oncology-focused bio-technology company based in New Jersey.

Mingguo Wang. Mr. Wang has been a member of our Board of Directors since July 9, 2007  Mr. Wang is a graduate of the Beijing University of Chinese Medicine and joined Jin Ma Real Estate in 2005 as a director overseeing its business operations. From 1984 to 2004, Mr. Wang was employed Beijing Yong’an Fuxing Pharmaceutical Co., Ltd., initially as a sales representative, then as a deputy manager and finally as a department manager before leaving that company.

Wenbiao Wang. Mr. Wang has been a member of our Board of Directors since July 9, 2007. Since March 1995, Mr. Wang has been the senior engineer at Jin Ma Construction. Mr. Wang has over 20 years of experience in engineering and construction. Mr. Wang attended the Inner Mongolia University of Technology, and joined Jin Ma Construction after his graduation.

Gregory T. Wolfson. Mr. Wolfson has been a member of our Board of Directors since July 9, 2007.. Mr. Wolfson has been a director of Gold Horse since September 2006. Mr. Wolfson was a financial advisor with Austen Morris Associates in Shanghai, China from September 2005 to July 2006. From June 2004 to September 2005, Mr. Wolfson was the chief representative and general manager of Genesis Technology Group in Shanghai, China, overseeing its day-to-day operations. From March 2002 to June 2004, Mr. Wolfson consulted on website development and systems engineering for clients in both California and Massachusetts. Mr. Wolfson was a systems engineer with Worldcare International in Cambridge, Massachusetts from June 2001 to March 2002, and a website and application developer with NSK & Associates in Boston, Massachusetts from October 2000 to June 2001. During 2000, Mr. Wolfson was a website developer and business consultant for Leapfrog Smart Products in Orlando, Florida. From July 1999 to May 2000, Mr. Wolfson was a website developer for Think Tank Consulting in Munich, Germany. Mr. Wolfson is a graduate of Tufts University and is conversant in both Mandarin Chinese and German.

Yang Yang. Mr. Yang has been a member of our Board of Directors since July 9, 2007. Ms. Yang joined Jin Ma Real Estate in September 2004 after completing her studies at AIT University Ms. Yang is the manager at Jin Ma Hotel and Jin Ma Real Estate. Ms. Yang joined the Company after completing her university studies in business management and accounting in Australia. Ms. Yang is the daughter of Mr. Liankuan Yang and Ms. Runlan Ma.

Committees of our Board of Directors

We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this Annual Report. Speedhaul does not have a policy regarding the attendance of board members at the annual meeting of stockholders.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner.

Audit Committee Financial Expert

No member of our board of directors its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors. Further, we are currently quoted on the OTC Bulletin Board, which does not have any listing requirements mandating the establishment of any particular committees.

Code of Ethics

On February 1, 2006, the Board of Directors established a written code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics is incorporated as an exhibit to this Annual Report.

ITEM 10.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Liankuan Yang, current CEO	2007	7,500	0	0	0	0	0	$20,000	$27,500
President and Director (1)	2006	7,864	0	0	0	0	0	0	7,864

Andrew Norins, former CEO,	2007	0	0	0	0	0	0	0	0
President, Chairman, Secretary	2006	0	0	0	0	0	0	0	0
and Treasurer (1)

(1)	Mr. Yang has served as our Chief Executive Officer and President since July 10, 2007. Mr. Yang’s fiscal 2007 other compensation includes fees paid for car allowances and personal expenses.

(2)	In connection with the Share Exchange Agreement, Mr. Andrew Norins resigned as Speedhaul’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on June 29, 2007.

Outstanding Equity Awards at Fiscal Year-End

For the fiscal year ended June 30, 2007 and for each prior fiscal year, we did not issue any options or Stock Appreciation Rights to any officer, employee or director.

Employment Agreements, Termination of Employment, and Change-in-Control Arrangements

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Mr. Yang’s compensation is determined from time to time by the Boards of Directors of the Jin Ma Companies, of which he is a member. In determining the amount of compensation to be paid, such Board of Directors arbitrarily settles upon an amount representing a salary and a benefit package. The amount of compensation is not tied to any performance goals or other traditional measurements and may be increased from time to time at the sole discretion of such Boards.

Compensation of Directors

In 2007, members of the Board of Directors did not currently receive any cash compensation for their services as Directors. To attract and keep Board members the Company may grant options to Board members in fiscal 2007.8

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2007, certain information regarding the ownership of the Company’s capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of September 30, 2007 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based on 50,000,002 shares of the Common Stock issued and outstanding on a fully diluted basis, as of September 30, 2007.

Name of Beneficial Owner and Address (1)	Number of Shares Beneficially Owned (2)		Percent of Shares (3)
Liankuan Yang, CEO, President and Chairman	22,750,000	(4)	45.50
Adam Wasserman, Chief Financial Officer (5)	—		0
Runlan Ma, Secretary	4,500,000		9.00
Jonathan Blum, Director (6)	—		0
Mingguo Wang, Director	—		0
Wenbiao Wang, Director	—		0
Gregory Wolfson, Director	—		0
Yang Yang, Director	4,500,000		9.00
Genesis Technology Group, Inc. (7)	8,542,500		17.08
Shaohua Tan, Inc. (8)	4,020,000		8.04
Xinkuan Yang (9)	3,750,000		7.50
Kenneth L. Clinton (10)	3,350,000		6.70
Zhanjun Yang (11)	3,000,000		6.00
Yongjun Yang (12)	3,000,000		6.00
Yonggang Zhao (13)	3,000,000		6.00
All Executive Officers and Directors as a Group (8 persons)	31,750,000		63.50

________________

 * Less than 1%

(1)	Unless otherwise indicated, the address is No. 31 Tongdao South Road, Hohhot City, Inner Mongolia, China.
(2)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	The percentage of outstanding shares of common stock of Speedhaul is based upon 50,000,002 shares.

(4)

Includes 10,000,000 shares directly held by Liankuan Yang. Mr. Yang may also direct the voting of the 12,750,000 shares in the aggregate held by Xinkuan Yang, Zhanjun Yang, Yongjun Yang and Yonggang Zhao.

(5)	Adam Wasserman’s address is 1643 Royal Grove Way, Weston, Florida 33327.
(6)	Jonathan Blum’s address is 140 Fifth Avenue, New York, New York 10011.
(7)

Genesis Technology Group, Inc.’s address is 7900 Glades Road, Boca Raton, Florida 33432. My Gary L. Wolfson has voting and dispositive control over securities held by Genesis Technology Group, Inc. Technology Group, Inc.

(8)

Shaohua Tan, Inc.’s address is Suite 310, Block B, CEC Ideal Plaza, 3 Danling Street, Haidian District, Beijing, China 100080. Dr. Shaohua Tan has voting and dispositive control over securities held by Shaohua Tan, Inc.

(9)	Xinkuan Yang’s address is No.9, Unit 3, Building 2, Jinfu New Estate, Hou Shatan, Huimin District, Hohhot, Inner Mongolia, China.
(10)	Kenneth L. Clinton’s address is 4322 Lincoln Street, Hollywood, Florida 33021.
(11)	Zhanjun Yang’s address is East Room, 3rd Floor, Unit 1, Building 5, No.3 Xianghe New Estate, Huimin District, Hohhot, Inner Mongolia, China.
(12)	Yongjun Yang’s address is No.1 (continuation), Building 15, South Sihexing, Dormitory Building, Fertilization Factory, Gangtie Road, Huimin district, Hohhot, Inner Mongolia, China.
(13)	Yonggang Zhao’s address is No.13, Bayan Wusu Community, Erdos Road, Yuquan District, Hohhot, Inner Mongolia, China

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Gold Horse’s Contractual Arrangements with the Jin Ma Companies and their Respective Equity Owners

PRC law currently limits foreign equity ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders that were executed on August 31, 2006. Concurrently with the Closing of the Share Exchange Transaction, the Contractual Arrangements were amended and restated by and among Gold Horse, Global Rise, our wholly owned subsidiary, and Speedhaul on the one hand, and each of the Jin Ma Companies and their respective shareholders on the other hand, pursuant to which Gold Horse effectively transferred and assigned the Contractual Arrangements, including all of its rights and obligations thereto, to Global Rise, and Speedhaul was made a party to the Contractual Arrangements. For a description of these contractual arrangements, see “Contractual Arrangements with the Jin Ma Companies and Their Shareholders.”

Related Party Transactions of the Jin Ma Companies

Set forth below are the related party transactions between the Jin Ma Companies’ shareholders, officers and/or directors, and the Jin Ma Companies, with whom Gold Horse, through its wholly owned subsidiary Global Rise, has contractual arrangements which give Gold Horse the ability to substantially influence the Jin Ma Companies’ daily operations and financial affairs, appoint each of their senior executives and approve all matters requiring the approval of their shareholders.

From time to time, we advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At June 30, 2007, we had a receivable from these related entities of $1,047,832. Through monthly payments, the related companies intend to repay these advances.

At June 30, 2007, due from related parties was due from the following;

Name	Relationship	Amount
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$ 999,984
Liankuan Yang	Officer and director	47,848

		$ 1,047,832

Director Independence

Our board of directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.	EXHIBITS

Exhibit Number	Description
2.1

Share Exchange Agreement dated June 29, 2007, among our company, Gold Horse International, Inc. (“Gold Horse”) and the selling the shareholders of Gold Horse, as set out in the share exchange agreement. (4)

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of New Jersey on December 2, 2004 and which became effective on December 28, 2004 (2)
3.4	Text of Amendments to Bylaws (4)
10.1

Amended and Restated Consulting Services Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise International, Limited (“Global Rise”) and Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) and shareholders of Jin Ma Construction (4)

10.2	Amended and Restated Operating Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Construction and shareholders of Jin Ma Construction (4)
10.3	Amended and Restated Equity Pledge Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Construction and shareholders of Jin Ma Construction (4)
10.4	Amended and Restated Option Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Construction and shareholders of Jin Ma Construction (4)
10.5	Amended and Restated Shareholders’ Voting Rights Proxy Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise and the shareholders of Jin Ma Construction (4)
10.6	Amended and Restated Consulting Services Agreement dated June 29, 2007 by and between Speedhaul Gold Horse, Global Rise and Inner Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”) (4)
10.7	Amended and Restated Operating Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Hotel and shareholders of Jin Ma Hotel (4)
10.8	Amended and Restated Equity Pledge Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Hotel and shareholders of Jin Ma Hotel (4)
10.9	Amended and Restated Option Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Hotel and shareholders of Jin Ma Hotel (4)
10.10	Amended and Restated Shareholders’ Voting Rights Proxy Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise and the shareholders of Jin Ma Hotel (4)
10.11

Amended and Restated Consulting Services Agreement dated June 29, 2007 by and between Speedhaul Gold Horse, Global Rise and Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”) (4)

10.12	Amended and Restated Operating Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Real Estate and shareholders of Jin Ma Real Estate (4)
10.13	Amended and Restated Equity Pledge Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Real Estate and shareholders of Jin Ma Real Estate (4)
10.14	Amended and Restated Option Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Real Estate and shareholders of Jin Ma Real Estate (4)
10.15	Amended and Restated Shareholders’ Voting Rights Proxy Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise and the shareholders of Jin Ma Real Estate (4)
10.16	Stock Purchase Agreement for sale of unregistered common stock dated July 24, 2007 (*)
14.1	Code of Ethics (3)
17.1	Letter of Resignation from Andrew Norins to the Board of Directors (4)
21.1	List of Subsidiaries (*)
31.1	Certification of Chief Executive Officer (*)
31.2	Certification of Chief Financial Officer (*)
32.1	Certification of Chief Executive Officer (*)
32.2	Certification of Chief Financial Officer (*)

(*)	Filed herein

(1)	Filed on April 5, 2007 as an exhibit to the Company’s Form 8-K Current Report, and incorporated herein by reference.
(2)	Filed on March 11, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2/A and incorporated herein by reference.
(3)	Filed on February 26, 2007 as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(4)	Filed on July 9, 2007 as an exhibit to the Company’s Form 8-K Current Report, and incorporated herein by reference..

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended June 30,
Category	2007	2006
Audit Fees (1)	$62,000	$65,000
Audit Related Fees (2)	12,500	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0

(1)

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-KSB and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)

Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-QSB and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.
(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDHAUL HOLDINGS, INC.

October 15, 2007	By:	/s/ Liankuan Yang
Liankuan Yang, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liankuan Yang	Chief Executive Officer and Director	October 15, 2007
Liankuan Yang

/s/ Adam Wasserman	Chief Financial Officer and	October 15, 2007
Adam Wasserman	Principal Accounting Officer

/s/ Jonathan Blum	Director	October 15, 2007
Jonathan Blum

/s/ Mr. Mingguo Wang	Director	October 15, 2007
Mr. Mingguo Wang

/s/ Mr. Wenbiao Wang	Director	October 15, 2007
Mr. Wenbiao Wang

/s/ Gregory Wolfson	Director	October 15, 2007
Gregory Wolfson

/s/ Ms. Yang Yang	Director	October 15, 2007
Ms. Yang Yang

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheet as of June 30, 2007	F-3

Consolidated Statements of Income for the years ended
June 30, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the
Years ended June 30, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Speedhaul Holdings, Inc. and Subsidiaries

Hohhot, Inner Mongolia, China

We have audited the accompanying consolidated balance sheet of Speedhaul Holdings, Inc. and Subsidiaries as of June 30, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Speedhaul Holdings, Inc. and Subsidiaries as of June 30, 2007, and the results of their consolidated operations and their cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

September 21, 2007

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2007

ASSETS

Cash	$251,044
Accounts receivable, net of allowance for doubtful accounts of $740,338	5,246,986
Inventories	20,477
Advance to supplier	198,113
Other receivable, net of allowance for doubtful accounts of $923,803	193,815
Due from related parties	1,047,832
Real estate held for sale	1,149,906
Deposit on land use rights	2,223,069
Cost and estimated earnings in excess of billings	15,237
Deposit	131,151

Total Current Assets	10,477,630

Property and equipment, net	4,731,168
Intangible asset	160,487

Total Assets	$15,369,285

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$611,215
Accrued expenses	1,091,154
Taxes payable	532,257
Advances from customers	609,574
Billings in excess of costs and estimated earnings	124,021

Total Current Liabilities	2,968,221

Loans payable, long-term	1,686,077

Total Liabilities	4,654,298

Commitments

Stockholders’ equity:
Preferred stock ($.0001 par vale; 20,000,000 shares authorized; none issued and outstanding)	—
Common stock ($.0001 par vale; 100,000,000 shares authorized; 50,000,002 shares issued and outstanding)	5,000
Additional paid-in capital	5,954,807
Statutory reserve	594,006
Retained earnings	3,616,296
Other comprehensive gain - foreign currency	544,878

Total Stockholders’ Equity	10,714,987

Total Liabilities and Stockholders’ Equity	$15,369,285

See accompanying notes to consolidated financial statements

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2007	2006

NET REVENUES
Construction	$21,615,061	$17,474,915
Hotel	2,747,727	2,503,971
Real estate	3,959,518	2,629,869

Total Revenues	28,322,306	22,608,755

COST OF SALES
Construction	18,178,472	15,232,045
Hotel	1,440,978	1,264,664
Real estate	2,750,522	1,812,053

Total Cost of Sales	22,369,972	18,308,762

GROSS PROFIT	5,952,334	4,299,993

OPERATING EXPENSES:
Hotel operating expenses	171,879	220,054
Bad debt expense	530,963	516,032
Salaries and employee benefits	359,473	326,595
Depreciation and amortization	348,059	209,645
General and administrative	127,808	315,716

Total Operating Expenses	1,538,182	1,588,042

INCOME FROM OPERATIONS	4,414,152	2,711,951

OTHER INCOME (EXPENSE):
Other income	2,453	20,947
Other expense	(2,334)	(2,121)
Interest income	618	191
Interest expense	(250,272)	(240,372)

Total Other Expense	(249,535)	(221,355)

INCOME BEFORE INCOME TAX	4,164,617	2,490,596

INCOME TAX	1,570,091	821,897

NET INCOME	2,594,526	1,668,699

COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	453,154	108,145

COMPREHENSIVE INCOME	$3,047,680	$1,776,844

NET INCOME PER COMMON SHARE:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48,504,110	48,500,000
Diluted	48,504,110	48,500,000

See accompanying notes to consolidated financial statements

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended June 30, 2007 and 2006

	Common Stock		Additional			Other	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income	Equity

Balance, June 30, 2005	48,500,000	$4,850	$5,954,957	$1,264,850	$167,683	$(16,421)	$7,375,919

Distribution to LLC members	—	—	—	(1,485,456)	—	—	(1,485,456)

Adjustment to statutory reserve	—	—	—	(166,870)	166,870	—	—

Foreign currency translation adjustment	—	—	—	—	—	108,145	108,145

Net income for the year	—	—	—	1,668,699	—	—	1,668,699

Balance, June 30, 2006	48,500,000	4,850	5,954,957	1,281,223	334,553	91,724	7,667,307

Recapitalization of Company	1,500,002	150	(150)	—	—	—	—

Adjustment to statutory reserve	—	—	—	(259,453)	259,453	—	—

Foreign currency translation adjustment	—	—	—	—	—	453,154	453,154

Net income for the year	—	—	—	2,594,526	—	—	2,594,526

Balance, June 30, 2007	50,000,002	$5,000	$5,954,807	$3,616,296	$594,006	$544,878	$10,714,987

See accompanying notes to consolidated financial statements

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,594,526	$1,668,699
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	348,059	209,645
Bad debt expense	593,236	516,032
Changes in assets and liabilities:
Accounts receivable	5,786,777	(5,064,591)
Inventories	173,451	709,209
Other receivables	(213,943)	(178,721)
Advance to suppliers	1,274,467	(280,765)
Costs and estimated earnings in excess of billings	(14,841)	—
Real estate held for sale	(947,019)	1,666,989
Deposit	(127,738)	61,876
Accounts payable and accrued expenses	(8,500,105)	5,501,971
Income tax payable	32,000	529,898
Advances from customers	123,643	(3,626,756)
Billings in excess of costs and estimated earnings	120,793	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,243,306	1,713,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in amounts due from related parties	(891,019)	(39,567)
Decrease in construction in progress	101,429	1,632,037
Payment of deposit for land use rights	—	(1,237,520)
Purchase of property and equipment	(394,242)	(311,033)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,183,832)	43,917

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on loans payable	—	(267,799)
Repayments on related party advances	—	(520,269)
Distribution to prior LLC members	—	(1,485,456)
NET CASH USED IN FINANCING ACTIVITIES	—	(2,273,524)

EFFECT OF EXCHANGE RATE ON CASH	10,646	(98,524)

NET (DECREASE) INCREASE IN CASH	70,120	(614,645)

CASH - beginning of year	180,924	795,569

CASH - end of the year	$251,044	$180,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$1,220,790	$226,879

See accompanying notes to consolidated financial statements

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Speedhaul Holdings, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on March 21, 2000 under the laws of the State of New Jersey under its former name “Segway III”. Prior to June 29, 2007, the Company was a development stage company attempting to implement our business plan to become a fully integrated online provider that links the supply and demand sides of the ground trucking industry.

On June 29, 2007, the Company executed a Share Exchange Agreement (“Share Exchange Agreement”) with Gold Horse International, Inc. (“Gold Horse”), a Nevada corporation, whereby the Company acquired all of the outstanding common stock of Gold Horse in exchange for newly-issued stock of the Company to Gold Horse shareholders.  Gold Horse was incoporated on August 14, 2006 in the State of Nevada.

Under the Share Exchange Agreement, on June 29, 2007, the Company issued 48,500,000 shares of its common stock to the Gold Horse Stockholders and their assignees in exchange for 100% of the common stock of Gold Horse. Additionally, the Company’s prior President, CEO and sole director, cancelled 9,655,050 of the Company’s common stock he owned immediately prior to the closing. After giving effect to the cancellation of shares, the Company had a total of 1,500,002 shares of common stock outstanding immediately prior to Closing. After the Closing, the Company had a total of 50,000,002 shares of common stock outstanding, with the Gold Horse Stockholders and their assignees owning 97% of the total issued and outstanding shares of the Company's common stock.

Gold Horse became a wholly-owned subsidiary of the Company and Gold Horse’s former shareholders own the majority of the Company’s voting stock.

Gold Horse owns 100% of Global Rise International, Limited (“Global Rise”), a Cayman Islands corporation incorporated on May 9, 2007. Through Global Rise, Gold Horse operates, controls and beneficially owns the construction, hotel and real estate development businesses in China under a series of contractual arrangements (the “Contractual Arrangements”) with Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”), Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) and Inner Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”), (collectively referred to as the “Jin Ma Companies”). Other than the Contractual Arrangements with the Jin Ma Companies, the Company, Gold Horse or Global Rise has no business or operations. The Contractual Arrangements are discussed below.

The relationship among the above companies as follows:

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of these Contractual Agreements, the acquisition of Gold Horse and the Jin Ma Companies by the Company was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Gold Horse held a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, Gold Horse is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statement data presented are those of the Jin Ma Companies for all periods prior to the Company's acquisition of Gold Horse on June 29, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

PRC law currently places certain limitations on foreign ownership of Chinese companies. To comply with these foreign ownership restrictions, the Company operates its business in China through the Jin Ma Companies, each of which is a limited liability company headquartered in Hohhot, the capital city of the Autonomous Region of Inner Mongolia in China, and organized under PRC laws. Each of the Jin Ma Companies has the relevant licenses and approvals necessary to operate the Company’s businesses in China. The Company has Contractual Arrangements with each of the Jin Ma Companies and their shareholders (collectively the Jin Ma Companies Shareholders”) pursuant to which the Company provides business consulting and other general business operation services to the Jin Ma Companies. Through these Contractual Arrangements, the Company also has the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring shareholder approval. As a result of these Contractual Arrangements, which enable the Company to control the Jin Ma Companies, the Company is considered the primary beneficiary of the Jin Ma Companies. Accordingly, the Company consolidates the Jin Ma Companies' results, assets and liabilities in its financial statements

The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which the Company has the right to advise, consult, manage and operate each of the Jin Ma Companies, and collect and own all of their respective net profits. Additionally, under a Shareholders' Voting Rights Proxy Agreement, the Jin Ma Companies Shareholders have vested their voting control over the Jin Ma Companies to the Company. In order to further reinforce the Company’s rights to control and operate the Jin Ma Companies, these companies and their shareholders have granted the Company, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Jin Ma Companies or, alternatively, all of the assets of the Jin Ma Companies. Further the Jin Ma Companies Shareholders have pledged all of their rights, titles and interests in the Jin Ma Companies to the Company under an Equity Pledge Agreement.

Gold Horse entered into the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders on August 31, 2006. On June 29, 2007, concurrently with the closing of the Share Exchange Transaction, the Contractual Arrangements were amended and restated by and among Gold Horse, Global Rise, the Company’s wholly-owned subsidiary, and the Company on the one hand, and each of the Jin Ma Companies and their respective shareholders on the other hand, under which the Company was made a party to the Contractual Arrangements.

The Company’s relationships with the Jin Ma Companies and their respective shareholders are governed by the Contractual Arrangements. Under PRC laws, each of Speedhaul, Gold Horse, Global Rise, Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel is an independent legal person and none of them is exposed to liabilities incurred by the other party. Other than pursuant to the Contractual Arrangements, the Jin Ma Companies do not transfer any other funds generated from their respective operations to the Company. The Company has entered into the following Contractual Arrangements with each of the Jin Ma Companies:

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consulting Services Agreements.  Pursuant to the exclusive Consulting Services Agreements with each of the Jin Ma Companies, the Company exclusively provide to the Jin Ma Companies general business operations services and consulting services as well as general business operation advice and strategic planning (the “Services”). Each of the Jin Ma Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to us that is equal to all of its net profit for such quarter.

Operating Agreements.  Pursuant to the Operating Agreements with the Jin Ma Companies and their respective shareholders, the Company provides guidance and instructions on the Jin Ma Companies' daily operations, financial management and employment issues. The Jin Ma Companies Shareholders must designate the candidates recommended by the Company as their representatives on each of the Jin Ma Companies' board of directors. The Company has the right to appoint senior executives of the Jin Ma Companies. In addition, the Company agreed to guarantee the Jin Ma Companies' performance under any agreements or arrangements relating to the Jin Ma Companies' business arrangements with any third party. Each of the Jin Ma Companies, in return, agrees to pledge its accounts receivable and all of its assets to the Company. Moreover, each of the Jin Ma Companies agrees that without the Company’s prior consent, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years and may be extended only upon our written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreements. Under the Equity Pledge Agreements, the shareholders of the Jin Ma Companies pledged all of their equity interests in the Jin Ma Companies to the Company to guarantee the Jin Ma Companies' performance of their obligations under the exclusive consulting services agreements. If the Jin Ma Companies or its shareholders breach their respective contractual obligations, the Company, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of the Jin Ma Companies also agreed that upon occurrence of any event of default, we shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the shareholders of the Jin Ma Companies to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that we may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of the Jin Ma Companies agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The equity pledge agreement will expire two (2) years after the Jin Ma Companies' obligations under the exclusive consulting services agreements have been fulfilled.

Option Agreements. Under the Option Agreements, the shareholders of the Jin Ma Companies irrevocably granted us or our designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Jin Ma Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. We, or our designee, have sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreements. Pursuant to the Proxy Agreements, the shareholders of the Jin Ma Companies agreed to irrevocably grant a person to be designated by us with the right to exercise their voting rights and their other rights, in accordance with applicable laws and their respective Article of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of the Jin Ma Companies, and appoint and vote for the directors and chairman as the authorized representative of the shareholders of the Jin Ma Companies.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inner Mongolia Jin Ma Construction Company Ltd.

Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) is an engineering and construction company that offers general contracting, construction management and building design services primarily in Hohhot City, in the Autonomous Region of Inner Mongolia in China. In operation since 1980, Jin Ma Construction was formally registered as a limited liability company in Hohhot City in March 2002.

Inner Mongolia Jin Ma Hotel Co. Ltd.

Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”) was founded in 1999 and formally registered in April 2004 as a limited liability company in Hohhot City.  Jin Ma Hotel presently owns, operates and manages the Inner Mongolia Jin Ma Hotel (the “Hotel”), a 22-room full service hotel situated in Hohhot City approximately 15 kilometers from the Hohhot Baita Airport.

Inner Mongolia Jin Ma Real Estate Development Co. Ltd.

Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”), established in 1999, was formally registered as a limited liability company in Hohhot City in February 2004.

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned and majority-owned subsidiaries including variable interest entities ("VIEs") for which the Company is the primary beneficiary.

The accompanying consolidated financial statements include the accounts of Speedhaul Holdings, Inc. and its wholly owned subsidiaries Gold Horse and Global Rise, and its variable interest entities Jin Ma Construction, Jin Ma Hotel and Jin Ma Real Estate. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts and the useful life of property and equipment, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings.

Fair value of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and advances from customers approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2007, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $740,338. Additionally, at June 30, 2007, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $923,803.

Inventories

Inventories, consisting of construction materials and consumable goods related to the Company’s operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $198,113 as at June 30, 2007.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is computed using straight line method over the estimated useful lives of the assets, ranging from five to forty years.

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At June 30, 2007, real estate held for sale amounted to $1,149,906.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended June30, 2007 and 2006 were not material.

Costs in excess of billings

Costs in excess of billings are stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Company’s plans for the development of each property; and (ii) considers the cost to complete and the estimated fair value of the completed projects.

Direct construction, development costs, property taxes and other related costs to the construction projects are capitalized during periods those activities which are necessary to get the projects ready for its intended use. The capitalization ends when the construction is substantially completed and the projects are ready for its intended use.

Advances from customers

Advances from customers at June 30, 2007 of $609,574 consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended June 30, 2007.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2007, there was no significant book and tax basis differences.

Pursuant to the PRC Income Tax Laws, the Company is subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

Earnings and diluted earnings per common share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2007 and 2006, the Company did not have any common stock equivalents.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenues streams of the Company:

Real estate sales which primarily involve the sale of multi-family homes and community environments are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability (reflected as advances from customers in the Company’s consolidated balance sheets).

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue from the performance of general contracting, construction management and design-building services is recognized upon completion of the service.

Revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, is recognized when rooms are occupied and services have been rendered.

In accounting for long-term engineering and construction-type contracts, the Company follows the provisions of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenues using the percentage of completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. This method of revenue recognition requires the Company to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards which may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset, "costs and estimated earnings in excess of billings," represents revenues recognized in excess of amounts billed.  The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in China. Total cash in state-owned banks at June 30, 2007 amounted to $251,044, of which no deposits are covered by insurance.

The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Stock-based compensation

Effective September 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the year ended June 30, 2007. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There were no options outstanding as of June 30, 2007 and 2006.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation and comprehensive income

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2007, the cumulative translation adjustment of $544,878 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the years ended June 30, 2007 and 2006, accumulated other comprehensive income was $453,154 and $108,493, respectively.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended June 30, 2007 and 2006, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment (Refer to Note 11).

Recent accounting pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140.” The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect this implementation to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“SFAS 109”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

NOTE 2 – INVENTORIES

At June 30, 2007, inventories consisted of the following:

Construction materials	$1,746
Consumable goods	18,731

$20,477

NOTE 3 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs in excess of billings at June 30, 2007 consisted of:

Costs incurred on uncompleted contracts	$8,980,006
Estimated earnings	2,072,159
11,052,165
Less billings to date	(11,160,949)

$(108,784)

Amounts are included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings	$15,237
Billings in excess of costs and estimated earnings	(124,021)

$(108,784)

NOTE 4 – DEPOSIT ON LAND USE RIGHTS

The Company has recorded as a deposit on land use rights the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. In order to obtain the provincial government’s permission to build on top on the land, the Company will need to make additional payments to the higher level government. Accordingly, the Company has not received the final license to build on the land and has reflected amounts paid as of June 30, 2007 of $2,223,069 as a deposit on land use rights on the accompanying consolidated balance sheet.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consist of the following:

	Useful Life
Office equipment	5 Years	$49,230
Machinery equipment	5-15 Years	2,467,724
Vehicles	10 Years	61,390
Building and building improvements	20 – 40 Years	3,758,419
		6,336,763

Less: accumulated depreciation		(1,605,595)

		$4,731,168

Depreciation of property and equipment is provided using the straight-line method. For the year ended June 30, 2007 and 2006, depreciation expense amounted to $348,059 and $209,645, respectively.

NOTE 6 – INTANGIBLE ASSET

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. The Company has recorded the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. This type of arrangement is common for the use of land in the PRC. The land use rights are valued at a fixed amount RMB 1,223,679, fluctuated by the exchange rate. At June 30, 2007, the land use rights are valued at $160,487. Under the terms of the agreement, the Company has rights to use certain land for a period to be specified when the land is put into use. As of June 30, 2007, this land has not been entered into service. The Company will amortize these land use rights over the contract period when determined.

NOTE 7 – RELATED PARTY TRANSACTIONS

Due from related parties:

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At June 30, 2007, the Company had a receivable from these related entities of $1,047,832. Through monthly payments, the related companies intend to repay these advances. At June 30, 2007, due from related parties was due from the following;

Name	Relationship	Amount
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$999,984
Yang Liankuan (a)	Officer and director	47,848

		$1,047,832

(a)	The amount due from the officer and director was an advance and will be paid back prior to December 31, 2007.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 8 – ACCRUED EXPENSES

At June 30, 2007, accrued expenses consist of the following:

Construction payable	$223,309
Accrued interest expenses	676,587
Employees benefit	148,791
Accrued payroll	28,638
Other accounts payable	13,829

$1,091,154

NOTE 9 – LOANS PAYABLE

Loans payable are for working capital purposes and consisted of the following at June 30, 2007:

Loans to various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured.	$993,600

Loans to various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured.	167,873

Loans to various unrelated parties, due in January 2010 with annual interest of 18% and unsecured.	85,248

Loans to various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	170,496

Loans to various unrelated parties, due in August 2008 with annual interest of 14.4% and unsecured	131,151

Loans to various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	32,788

Loans to various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	104,921

Total loans payable	$1,686,077

The interest expense on the above loans for the years ended June 30, 2007 and 2006 were $250,272 and $240,372, respectively.

Future maturities of long-term debt is as follows:

Fiscal year ended June, 30,
2009	$131,151
2010	$1,246,721
2011	$–
2012	$203,284
2013	$104,921

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 10 – INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets are dependent upon future earnings, if any, of which the timing and amount are uncertain. The Company is governed by the Income Tax Law of the People’s Republic of China and the U.S..

The operations of the Company are in China and are governed by the Income Tax Law of the People's Republic of China and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, the Company is subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax).

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for years ended June 30, 2007 and 2006:

	2007	2006
U.S statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0%)	(34.0%)
China income taxes	33.0%	33.0%
Permanent difference	4.7%	.0%

Total provision for income taxes	37.7%	33.0%

At June 30, 2007, there were no significant book and tax basis differences except for the permanent differences.

The income tax expenses for the years ended June 30, 2007 and 2006 are $1,570,091 and $821,897 respectively.

NOTE 11 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended June 30, 2007 and 2006, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the years ended June 30, 2007 and 2006 is as follows:

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 11 – SEGMENT INFORMATION (continued)

Year Ended June 30, 2007:

	Construction segment	Hotel segment	Real estate development segment	Consolidated
Net Revenues	$ 21,615,061	$ 2,747,727	$ 3,959,518	$ 28,322,306
Cost of sales	18,178,472	1,440,978	2,750,522	22,369,972
Operating expenses (excluding depreciation)	545,067	535,461	109,595	1,190,123
Depreciation	131,786	206,799	9,474	348,059
Interest expense	250,272	—	—	250,272
Net income	1,542,188	344,000	708,338	2,594,526
Segment Assets	9,049,034	3,562,409	2,757,842	15,369,285

Year Ended June 30, 2006:

	Construction segment	Hotel segment	Real estate development segment	Consolidated
Net Revenues	$ 17,474,915	$ 2,503,971	$ 2,629,869	$ 22,608,755
Cost of sales	15,232,045	1,264,664	1,812,053	18,308,762
Operating expenses (excluding depreciation)	654,510	640,929	82,958	1,378,397
Depreciation	127,891	66,469	15,285	209,645
Interest expense	238,914	—	1,458	240,372
Net income	742,323	367,315	559,061	1,668,699
Segment Assets	15,275,770	3,012,135	1,852,694	20,140,599

NOTE 12 – STOCKHOLDERS’ EQUITY

On June 29, 2007, the Company issued 48.500,000 shares of its common stock in connection with a share exchange agreement. Additionally, Andrew Norins, the Company’s prior President, CEO and sole director, cancelled 9,655,050 of the Company’s common stock he owned immediately prior to the closing on the share exchange agreement (see Note 1).

NOTE 13 – STATUTORY RESERVES

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1.	Making up cumulative prior years' losses, if any;

2.

Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

3.

Through December 31, 2005, allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

4.	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

SPEEDHAUL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the Statutory surplus reserve for the years ended June 30, 2007 and 2006. . The amount included in the statutory reserves as of June 30, 2007 amounted to $594,006.

NOTE 14 – OPERATING RISK

(a) Country risk

Currently, the Company’s revenues are primarily derived from construction projects, real estate and hotel revenues to customers in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b) Products risk

In addition to competing with other construction companies, real estate companies, and hotel operations, the Company competes with larger Chinese and international companies who may have greater funds available for expansion, marketing, buying power, resources, and the ability to attract more qualified personnel. These Chinese companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(d) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

NOTE 15 – MAJOR CUSTOMERS & VENDORS

Three customers provided 20%, 36% and 15% of the Company’s revenue for the year ended June 30, 2007 for an aggregate percentage of 71%. At June 30, 2007, the Company had $ 3,929,793 of accounts receivable due from these customers. Two customers provided 11% and 10.5% of the Company’s revenue for the year ended June 30, 2006.

For the year ended June 30, 2007, four vendors provided 24.7%, 12.6%, 19.2% and 19.2% of the Company’s construction work. At June 30, 2007, the Company had $136,397 in accounts payable to theses vendors. The Company did not have any vendor concentrations in fiscal 2006. The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

NOTE 16 – SUBSEQUENT EVENT

From July to October 2007, the Company sold 1,468,458 shares of common stock to 67 individuals residing in China for net proceeds of $1,468,458