Form 10QSB
period 2007-09-30
GOLD HORSE INTERNATIONAL, INC.
filed 2007-11-19
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _______ to _________

Commission file number: 000-30311

GOLD HORSE INTERNATIONAL, INC.

(Name of Small Business Issuer in Its Charter)

Florida	22-3719165
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 31 Tongdao South Road

Hohhot, Inner Mongolia, China

(Address of Principal Executive Offices and Zip Code)

86 (471) 339 7999

(Issuer’s telephone number)

Speedhaul Holdings, Inc.

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

Yes    ☐     No     ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,624,461 shares at November 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐	No	☒

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, Chinese, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

When used in this quarterly report, the terms the “Gold Horse International,” the “Company,” “we,” and “us” refers to Gold Horse International, Inc., formerly known as Speedhaul Holdings, Inc. and our wholly-owned subsidiaries and controlled companies.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

ASSETS

Cash and cash equivalents	$806,186
Accounts receivable, net	6,832,470
Inventories	49,231
Advance to supplier	372,936
Other receivable, net	227,599
Real estate held for sale	668,541
Deposit on land use rights	2,321,280
Cost and estimated earnings in excess of billings	1,908
Deposit	133,021

Total Current Assets	11,413,172

Due from related parties, net	1,001,314
Accounts receivable, net	512,180
Property and equipment, net	6,226,781
Intangible asset	162,775

Total Assets	$19,316,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Loans payable	$133,021
Accounts payable	3,101,574
Accrued expenses	963,500
Taxes payable	378,509
Advances from customers	755,814
Billings in excess of costs and estimated earnings	173,315

Total Current Liabilities	5,505,733

Loans payable, long-term, net of current portion	1,577,099

Total Liabilities	7,082,832

Commitments

Stockholders’ equity:
Preferred stock ($.0001 par vale; 20,000,000 shares authorized; none issued and outstanding)	—
Common stock ($.0001 par vale; 100,000,000 shares authorized; 50,000,002 shares issued and outstanding)	5,000
Non controlling Interest in Variable Interest Entities	5,954,807
Shares to be issued (624,459 shares)	624,459
Statutory reserve	674,423
Retained earnings	4,270,749
Other comprehensive gain - foreign currency	703,952

Total Stockholders’ Equity	12,233,390

Total Liabilities and Stockholders’ Equity	$19,316,222

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$7,883,769	$6,120,011
Hotel	856,186	687,865
Real estate	930,814	—

Total Revenues	9,670,769	6,807,876

COST OF SALES
Construction	6,690,373	5,150,450
Hotel	482,379	359,769
Real estate	564,654	—

Total Cost of Sales	7,737,406	5,510,219

GROSS PROFIT	1,933,363	1,297,657

OPERATING EXPENSES:
Hotel operating expenses	35,176	69,561
Bad debt expense	300,894	543,883
Salaries and employee benefits	134,201	46,796
Depreciation and amortization	99,426	53,132
General and administrative	165,471	402,701

Total Operating Expenses	735,168	1,116,073

INCOME FROM OPERATIONS	1,198,195	181,584

OTHER INCOME (EXPENSE):
Other expense	—	(1,697)
Interest income	87	5,032
Interest expense	(64,713)	(61,168)

Total Other Expense	(64,626)	(57,833)

INCOME BEFORE INCOME TAX	1,133,569	123,751

INCOME TAX	398,699	201,860

NET INCOME (LOSS)	734,870	(78,109)

COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	159,074	86,277

COMPREHENSIVE INCOME	$893,944	$8,168

NET INCOME PER COMMON SHARE:
Basic	$0.01	$—
Diluted	$0.01	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,000,002	48,500,000
Diluted	50,000,002	48,500,000

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$734,870	$(78,109)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation	99,426	53,132
Bad debt expense	300,894	543,883
Changes in assets and liabilities:
Accounts receivable	(2,251,612)	(6,408,883)
Inventories	(28,269)	(92,420)
Other receivables	(30,808)	24,360
Advance to suppliers	(170,828)	695,835
Costs and estimated earnings in excess of billings	13,454	—
Real estate held for sale	494,377	—
Deposit	—	(125,359)
Accounts payable and accrued expenses	2,322,996	4,330,948
Income tax payable	(160,241)	255,875
Advances from customers	136,612	897,662
Billings in excess of costs and estimated earnings	47,203	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,508,074	96,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in amounts due from related parties	2,677	—
Increase in construction in progress	—	(26,125)
Payment of deposit for land use rights	(66,058)	—
Purchase of property and equipment	(1,517,860)	(107,132)
NET CASH USED IN INVESTING ACTIVITIES	(1,581,241)	(133,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	—	71,196
Repayments on related party advances	—	(102,244)
Proceeds from sale of common stock	624,459	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	624,459	(31,048)

EFFECT OF EXCHANGE RATE ON CASH	3,850	1,537

NET INCREASE (DECREASE) IN CASH	555,142	(65,844)

CASH - beginning of year	251,044	180,924

CASH - end of the period	$806,186	$115,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$61,168
Income taxes	$534,451	$201,860

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on March 21, 2000 under the laws of the State of New Jersey under its former name “Segway III”. Prior to June 29, 2007, the Company was a development stage company attempting to implement our business plan to become a fully integrated online provider that links the supply and demand sides of the ground trucking industry. In November 2007, the Company filed a Certificate of Domestication in the State of Florida whereby the Company domesticated as a Florida corporation under the name Gold Horse International, Inc.

On June 29, 2007, the Company executed a Share Exchange Agreement (“Share Exchange Agreement”) with Gold Horse International, Inc. (“Gold Horse Nevada”), a Nevada corporation, whereby the Company acquired all of the outstanding common stock of Gold Horse Nevada in exchange for newly-issued stock of the Company to Gold Horse Nevada shareholders. Gold Horse Nevada was incorporated on August 14, 2006 in the State of Nevada.

Under the Share Exchange Agreement, on June 29, 2007, the Company issued 48,500,000 shares of its common stock to the Gold Horse Nevada Stockholders and their assignees in exchange for 100% of the common stock of Gold Horse International. Additionally, the Company’s prior President, CEO and sole director, cancelled 9,655,050 of the Company’s common stock he owned immediately prior to the closing. After giving effect to the cancellation of shares, the Company had a total of 1,500,002 shares of common stock outstanding immediately prior to Closing. After the Closing, the Company had a total of 50,000,002 shares of common stock outstanding, with the Gold Horse Nevada Stockholders and their assignees owning 97% of the total issued and outstanding shares of the Company’s common stock.

Gold Horse Nevada became a wholly-owned subsidiary of the Company and Gold Horse Nevada’s former shareholders own the majority of the Company’s voting stock.

Gold Horse Nevada owns 100% of Global Rise International, Limited (“Global Rise”), a Cayman Islands corporation incorporated on May 9, 2007. Through Global Rise, Gold Horse Nevada  operates, controls and beneficially owns the construction, hotel and real estate development businesses in China under a series of contractual arrangements (the “Contractual Arrangements”) with Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”), Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) and Inner Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”), (collectively referred to as the “Jin Ma Companies”). Other than the Contractual Arrangements with the Jin Ma Companies, the Company, Gold Horse Nevada or Global Rise has no business or operations. The Contractual Arrangements are discussed below.

The relationship among the above companies as follows:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

As a result of these Contractual Agreements, the acquisition of Gold Horse Nevada and the Jin Ma Companies by the Company was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Gold Horse Nevada held a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, Gold Horse Nevada is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statement data presented are those of the Jin Ma Companies for all periods prior to the Company’s acquisition of Gold Horse Nevada on June 29, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

PRC law currently places certain limitations on foreign ownership of Chinese companies. To comply with these foreign ownership restrictions, the Company operates its business in China through the Jin Ma Companies, each of which is a limited liability company headquartered in Hohhot, the capital city of the Autonomous Region of Inner Mongolia in China, and organized under PRC laws. Each of the Jin Ma Companies has the relevant licenses and approvals necessary to operate the Company’s businesses in China. The Company has Contractual Arrangements with each of the Jin Ma Companies and their shareholders (collectively the Jin Ma Companies Shareholders”) pursuant to which the Company provides business consulting and other general business operation services to the Jin Ma Companies. Through these Contractual Arrangements, the Company also has the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring shareholder approval. As a result of these Contractual Arrangements, which enable the Company to control the Jin Ma Companies, the Company is considered the primary beneficiary of the Jin Ma Companies. Accordingly, the Company consolidates the Jin Ma Companies’ results, assets and liabilities in its financial statements

The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which the Company has the right to advise, consult, manage and operate each of the Jin Ma Companies, and collect and own all of their respective net profits. Additionally, under a Shareholders’ Voting Rights Proxy Agreement, the Jin Ma Companies Shareholders have vested their voting control over the Jin Ma Companies to the Company. In order to further reinforce the Company’s rights to control and operate the Jin Ma Companies, these companies and their shareholders have granted the Company, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Jin Ma Companies or, alternatively, all of the assets of the Jin Ma Companies. Further the Jin Ma Companies Shareholders have pledged all of their rights, titles and interests in the Jin Ma Companies to the Company under an Equity Pledge Agreement.

Gold Horse Nevada entered into the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders on August 31, 2006. On June 29, 2007, concurrently with the closing of the Share Exchange Transaction, the Contractual Arrangements were amended and restated by and among Gold Horse Nevada, Global Rise, the Company’s wholly-owned subsidiary, and the Company on the one hand, and each of the Jin Ma Companies and their respective shareholders on the other hand, under which the Company was made a party to the Contractual Arrangements.

The Company’s relationships with the Jin Ma Companies and their respective shareholders are governed by the Contractual Arrangements. Under PRC laws, each of Gold Horse International, Gold Horse Nevada, Global Rise, Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel is an independent legal person and none of them is exposed to liabilities incurred by the other party. Other than pursuant to the Contractual Arrangements, the Jin Ma Companies do not transfer any other funds generated from their respective operations to the Company. The Company has entered into the following Contractual Arrangements with each of the Jin Ma Companies:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Operating Agreements. Pursuant to the Operating Agreements with the Jin Ma Companies and their respective shareholders, the Company provides guidance and instructions on the Jin Ma Companies’ daily operations, financial management and employment issues. The Jin Ma Companies Shareholders must designate the candidates recommended by the Company as their representatives on each of the Jin Ma Companies’ board of directors. The Company has the right to appoint senior executives of the Jin Ma Companies. In addition, the Company agreed to guarantee the Jin Ma Companies’ performance under any agreements or arrangements relating to the Jin Ma Companies’ business arrangements with any third party. Each of the Jin Ma Companies, in return, agrees to pledge its accounts receivable and all of its assets to the Company. Moreover, each of the Jin Ma Companies agrees that without the Company’s prior consent, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years and may be extended only upon our written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreements. Under the Equity Pledge Agreements, the shareholders of the Jin Ma Companies pledged all of their equity interests in the Jin Ma Companies to the Company to guarantee the Jin Ma Companies’ performance of their obligations under the exclusive consulting services agreements. If the Jin Ma Companies or its shareholders breach their respective contractual obligations, the Company, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of the Jin Ma Companies also agreed that upon occurrence of any event of default, we shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the shareholders of the Jin Ma Companies to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that we may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of the Jin Ma Companies agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The equity pledge agreement will expire two (2) years after the Jin Ma Companies’ obligations under the exclusive consulting services agreements have been fulfilled.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned and majority-owned subsidiaries including variable interest entities (“VIEs”) for which the Company is the primary beneficiary.

The accompanying consolidated financial statements include the accounts of Speedhaul Holdings, Inc. and its wholly owned subsidiaries Gold Horse Nevada and Global Rise, and its variable interest entities Jin Ma Construction, Jin Ma Hotel and Jin Ma Real Estate. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the three months ended September 30, 2007 and 2006 include the allowance for doubtful accounts and the useful life of property and equipment, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings.

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2007, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $172,449 on its current accounts receivable and $822,634 on its long-term accounts receivable. Additionally, at September 30, 2007, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $816,140.

Inventories

Inventories, consisting of construction materials and consumable goods related to the Company’s operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $372,936 as at September 30, 2007.

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

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At September 30, 2007, real estate held for sale amounted to $668,541.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Advances from customers

Advances from customers at September 30, 2007 of $755,814 consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended September 30, 2007.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2007, there were no significant book and tax basis differences.

Pursuant to the PRC Income Tax Laws, the Company is subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Earnings and diluted earnings per common share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2007 and 2006, the Company did not have any common stock equivalents.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

The asset, “costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in China. Total cash in state-owned banks at September 30, 2007 amounted to $806,186, of which no deposits are covered by insurance.

The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Stock-based compensation

The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There were no options outstanding as of September 30, 2007 and 2006.

Foreign currency translation and comprehensive income

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2007, the cumulative translation adjustment of $705,343 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the three months ended September 30, 2007 and 2006, accumulated other comprehensive income was $160,465 and $86,277, respectively.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended September 30, 2007 and 2006, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment (Refer to Note 10).

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Recent accounting pronouncements

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

NOTE 2 – INVENTORIES

At September 30, 2007, inventories consisted of the following:

Construction materials	$14,288
Consumable goods	34,943

$49,231

NOTE 3 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs in excess of billings at September 30, 2007 consisted of:

Costs incurred on uncompleted contracts	$9,335,526
Estimated earnings	2,049,947
11,385,473
Less billings to date	(11,556,880)

$(171,407)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Amounts are included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings	$1,908
Billings in excess of costs and estimated earnings	(173,315)

$(171,407)

NOTE 4 – DEPOSIT ON LAND USE RIGHTS

The Company has recorded as a deposit on land use rights the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. In order to obtain the provincial government’s permission to build on top on the land, the Company will need to make additional payments to the higher level government. The Company has not received the final license to build on the land. Additionally, during the three months ended September 30, 2007, the Company deposited funds to obtained land use rights on additional land. Accordingly, the Company has reflected amounts paid as of September 30, 2007 of $2,321,280 as a deposit on land use rights on the accompanying consolidated balance sheet.

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consist of the following:

	Useful Life
Office equipment	5 Years	$54,482
Machinery equipment	5-15 Years	3,980,313
Vehicles	10 Years	108,571
Building and building improvements	20 – 40 Years	3,812,013
		7,955,379

Less: accumulated depreciation		(1,728,598)

		$6,226,781

Depreciation of property and equipment is provided using the straight-line method. For the three months ended September 30, 2007 and 2006, depreciation expense amounted to $99,426 and $53,132, respectively.

NOTE 6 – INTANGIBLE ASSET

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. The Company has recorded the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. This type of arrangement is common for the use of land in the PRC. The land use rights are valued at a fixed amount RMB 1,223,679, fluctuated by the exchange rate. At September 30, 2007, the land use rights are valued at $162,775. Under the terms of the agreement, the Company has rights to use certain land for a period to be specified when the land is put into use. As of September 30, 2007, this land has not been entered into service. The Company will amortize these land use rights over the contract period when determined.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 7 – ACCRUED EXPENSES

At September 30, 2007, accrued expenses consist of the following:

Accrued interest expenses	$751,391
Employees benefit	144,872
Accrued payroll	61,238
Other accounts payable	5,999
$963,500

NOTE 8 – LOANS PAYABLE

Loans payable are for working capital purposes and consisted of the following at September 30, 2007:

Loans to various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured.	$1,007,768

Loans to various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured.	170,267

Loans to various unrelated parties, due in January 2010 with annual interest of 18% and unsecured.	86,464

Loans to various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	172,928

Loans to various unrelated parties, due in August 2008 with annual interest of 14.4% and unsecured	133,021

Loans to various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	33,255

Loans to various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	106,417
Total loans payable	1,710,120
Less : Current portion	(133,021)
Long term liability	$1,577,099

For the three months ended September 30, 2007 and 2006, interest expense amount to $64,713 and $61,168, respectively. Future maturities of long-term debt are as follows:

Period ended September,
2008 (current liability)	$133,021
2010	$1,264,499
2011	$33,255
2012	$279,345

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 9 – RELATED PARTY TRANSACTIONS

Due from related parties:

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At September 30, 2007, the Company had a net receivable from these related entities of $1,001,314. At September 30, 2007, due from related parties was due from the following;

Name	Relationship	Amount
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$952,783
Yang Liankuan (a)	Officer and director	48,531

		$1,001,314

(a)	The amount due from the officer and director was an advance.

NOTE 10 – SEGMENT INFORMATION

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

During the three months ended September 30, 2007 and 2006, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company’s reportable segments are strategic business units that offer different products. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the three months ended September 30, 2007 and 2006 is as follows:

Three Months Ended September 30, 2007:	Construction Segment	Hotel Segment	Real estate development segment	Unallocated	Consolidated
Net revenues from unaffiliated customers	$7,883,769	$856,186	$930,814	$—	$9,670,769
Cost of sales	6,690,373	482,379	564,654	—	7,737,406
Operating expenses (excluding depreciation)	383,046	114,940	68,451	69,305	635,742
Depreciation	35,030	61,964	2,432	—	99,426
Interest expense	64,713	—	—	—	64,713
Net income (loss)	474,372	131,926	197,877	(69,305)	734,870
Identifiable assets	12,392,112	3,616,891	3,307,219	—	19,316,222

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Three Months Ended September 30, 2006:	Construction Segment	Hotel Segment	Real estate development segment	Consolidated
Net revenues from unaffiliated customers	$6,120,011	$687,865	$—	$6,807,876
Cost of sales	5,150,450	359,769	—	5,510,219
Operating expenses (excluding depreciation)	891,862	170,997	82	1,062,941
Depreciation	29,999	20,717	2,416	53,132
Interest expense	61,168	—	—	61,168
Net income (loss)	(157,379)	81,553	(2,283)	(78,109)
Identifiable assets	20,813,508	3,153,791	1,920,798	25,888,097

NOTE 11 – STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2007, the Company sold 624,459 shares of common stock to 36 individuals residing in China for net proceeds of $624,459. As of September 30, 2007, these shares had not been issued and are reflected as common stock issuable on the accompanying consolidated balance sheet.

NOTE 12 – STATUTORY RESERVES

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1.	Making up cumulative prior years’ losses, if any;

2.

Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

3.

Through December 31, 2005, allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

4.	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the three months ended September 30, 2007 and 2006. . The amount included in the statutory reserves as of September 30, 2007 amounted to $674,423.

NOTE 13 – OPERATING RISK

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

(c) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate the PRC subsidiaries could be affected.

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

NOTE 14 – MAJOR CUSTOMERS & VENDORS

One customer provided 73% of the Company’s revenue for the three months ended September 30, 2007 for an aggregate percentage of 73%. At September 30, 2007, the Company had $ 5.395.005 of accounts receivable due from this customer.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

NOTE 16 – SUBSEQUENT EVENT

In October 2007, the Company sold 1,594,793 shares of common stock to 99 individuals residing in China for net proceeds of $1,594,793.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Prior to June 29, 2007, the Company was a development stage company attempting to implement our business plan to become a fully integrated online provider that linked the supply and demand sides of the ground trucking industry. On June 29, 2007, the Company executed the Share Exchange Agreement with Gold Horse Nevada whereby the Company acquired all of the outstanding common stock of Gold Horse Nevada in exchange for newly-issued stock of the Company to the Gold Horse Nevada shareholders. Gold Horse Nevada conducts its business operations through its wholly owned subsidiary Global Rise and three operating companies based in the PRC. The acquisition of Gold Horse Nevada was accounted for as a reverse merger because on a post-merger basis, the members of Gold Horse Nevada held a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result of the share exchanges, Gold Horse Nevada was deemed to be the acquirer for accounting purposes. Accordingly, the financial statement data presented are those of Gold Horse Nevada for all periods prior to our acquisition of Gold Horse Nevada on June 29, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

Neither the Company nor its subsidiaries Gold Horse Nevada or Global Rise are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. As described in the financial statements included in this report, the assets and liabilities at September 30, 2007 and the results of operations for the three months ended September 30, 2007 and 2006 are those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing elsewhere herein, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned and majority-owned subsidiaries including variable interest entities (“VIEs”) for which we are the primary beneficiary.

The accompanying consolidated financial statements include the accounts of Gold Horse International and our wholly owned subsidiaries Gold Horse Nevada and Global Rise, and our variable interest entities Jin Ma Construction, Jin Ma Hotel and Jin Ma Real Estate. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts and other receivables

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. On September 30, 2007, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $172,449 on its current accounts receivable and $822,634 on its long-term accounts receivable. Additionally, at September 30, 2007, we established, based on a review of our outstanding other receivable balances, an allowance for doubtful accounts in the amount of $816,140.

Inventories

Inventories, consisting of construction materials and consumable goods related to our operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At September 30, 2007, real estate held for sale amounted to $668,541.

Advances from customers

Advances from customers at September 30, 2007 of $755,814 consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

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

Comparison of Three Months Ended September 30, 2007 and September 30, 2006.

The following table sets forth the results of our operations for the periods indicated:

	For the Three Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
NET REVENUES:
Construction	$7,883,769	$6,120,011
Hotel	856,186	687,865
Real Estate	930,814	—
Total Revenues	9,670,769	6,807,876

COST OF SALES:
Construction	6,690,373	5,150,450
Hotel	482,379	359,769
Real Estate	564,654	—
Total Cost of sales	7,737,406	5,510,219

GROSS PROFIT	1,933,363	1,297,657

OPERATING EXPENSES:
Hotel operating expenses	35,176	69,561
Bad debt expense	300,894	543,883
Salaries and employee benefits	134,201	46,796
Depreciation and amortization	99,426	53,132
General and administrative	165,471	402,701
Total Operating Expenses	735,168	1,116,073

INCOME FROM OPERATIONS	1,198,195	181,584

OTHER INCOME (EXPENSE):
Other income	—	—
Other expense	—	(1,697)
Interest income	87	5,032
Interest expense	(64,713)	(61,168)
Total Other Income (Expense)	(64,626)	(57,833)

INCOME BEFORE INCOME TAX	1,133,569	123,751

INCOME TAX	398,699	201,860

NET INCOME	$734,870	$(78,109)

Net Revenues. For the three months ended September 30, 2007, our net revenues increased $2,862,893 or approximately 42% from the comparable period in fiscal 2007. The increase in revenues was mainly due to increased activity in our construction operations. Jin Ma Construction completed the Xiao Kang Xin residential apartment project during the three months ended September 30, 2007 and began two new projects during the period, which translated into an increase in revenues for our construction operation of approximately 28.9%. Revenues for our hotel operations increased $168,321 or approximately 24.5%, because of an increase in tourism resulting from the completion of the Muslim Scenic Route through Hohhot City. Finally, we reported revenues for our real estate development operation increased for the three months ended September 30, 2007 of $930,814 due to the sale of apartments from our inventory of completed projects. We did not have any comparable revenues from this segment during the three months ended September 30, 2006.

Cost of Sales. Overall, cost of sales increased slightly from approximately 81% of net revenues for the three months ended September 30, 2006 to approximately 80% of net revenues for the three months ended September 30, 2007. The increase in cost of sales is in line with the increase in revenues from all three of our operating segments as noted above. Cost of sales from our construction operation increased from $5,150,450 to $6,690,373, an increase of 29.9%, in line with the increased revenue from the increased construction activities in conjunction with the additional projects that Jin Ma Construction added to its roster during fiscal 2006. For this segment, cost of sales as a percentage of net revenues was approximately 85% for the three months ended September 30, 2007 as compared to approximately 16% for the comparable period in fiscal 2007. Additionally, increases in cost of sales from our construction operation were partly attributable to increases in costs for building supplies, labor costs, and other costs incurred on our projects. Cost of sales for our hotel operation increased from $359,769 to $482,379, an increase of 34% rising in proportion to our increase in revenues. As a percentage of net revenues for this segment, cost of sales was approximately 56% for the three months ended September 30, 2007 as compared to approximately 52% for the three months ended September 30, 2006 relating to an increase in food costs. Cost of sales for our real estate development operation as a percentage of net revenues was approximately 61% for the three months ended September 30, 2007. As set forth above, as we did not have revenues from this segment in the fiscal 2007 period there is no comparative data available.

Gross Profit. Overall, gross profit increased approximately 49% from $1,297,657 for the three months ended September 30, 2006 to $1,933,363 for the three months ended September 30, 2007.

Operating Expenses. For the three months ended September 30, 2007, overall operating expenses decreased approximately 61% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This decrease was mainly due to a decrease in hotel operating expenses, bad debt and general and administrative expenses offset by the increases in salaries and employee benefits and depreciation expense as discussed below.

Hotel Operating Expenses. Hotel operating expenses decreased by approximately 49% for the three months ended September 30, 2006 to $35,176 for the three months ended September 30, 2007. Hotel operating expenses were approximately 4% of revenues from this segment for the three months ended September 30, 2007 as compared to approximately 10% for the three months ended September 30, 2006 due to the write off of supply inventory in the 2006 period.

Bad Debt Expense. For the three months ended September 30, 2007, bad debt expense amounted to $300,894 as compared to $543,883 for the three months ended September 30, 2006, a decrease of $242,989 or 45%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We are currently reviewing our credit policies and began aggressively pursuing overdue accounts.

Salaries and Employee Benefits. For the three months ended September 30, 2007 salaries and employee benefits increased approximately 187% as compared from the comparable period in fiscal 2007, as we increased the number of our employees. These increases included increases in our accounting staff and administrative staff to meet the needs of becoming a public entity as well as increases in real estate sales staff as our sales in this segment increased.

Depreciation and Amortization. For the three months ended September 30, 2007, depreciation and amortization amounted to $99,426 as compared to $53,132 for the three months ended September 30, 2006, an increase of $46,294 or 87% relating to the acquisition of construction equipment in the current period.

General and Administrative Expenses. General and administrative expenses consist of office expenses and supplies, utilities, telephone and communications, maintenance, automobile expense. General and administrative expenses decreased approximately 59% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The decrease was attributable to a decrease in office supplies and expenses and other general and administrative expenses.

Net Income. Net income increased 1,040% from a net loss of $(78,109) for the three months ended September 30, 2006 to net income of $734,870 for the three months ended September 30, 2007. This increase in net income was due primarily to revenues and gross profits and the overall decrease in operating expenses as described above. This translates to basic and diluted net income per common share of $0.01 and $0.00 for the three months ended September 30, 2007 and 2006, respectively.

Comprehensive Income. For the three months ended September 30, 2007 we reported unrealized gain on foreign currency translation of $159,074, as compared to $86,277 for the three months ended September 30, 2006. This gain is a non-cash item. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements. As a result of this non-cash gain, we reported comprehensive income of $893,944 for the three months ended September 30, 2007 as compared to $8,168 for comparable fiscal 2007 period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At September 30, 2007, we had a cash balance of $806,186. These funds are located in financial institutions located as China.

We are subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Our working capital position decreased $116,265 to $5,907,439 at September 30, 2007 from $7,509,409 at June 30, 2007. This decrease in working capital is primarily attributable to a reclassification of related party receivables and certain accounts receivable to a long-term asset.

At September 30, 2007 current portion of accounts receivable, net of allowance for doubtful accounts, was $6,832,470 as compared to $5,246,986 at June 30, 2007, an increase of $1,585,484 and was attributable to our construction segment. We anticipate that the balance of these accounts receivable will be paid in accordance with each of their terms.

Our inventory of real estate held for sale at September 30, 2007 was $668,541 as compared to $1,149,906 at June 30, 2007, a decrease of $481,365. We will continue to sell our current inventory of real estate. If we sell our remaining inventory of real estate and have no additional units in our inventory, our cash flows from the sale of real estate inventory may decrease.

Our balance sheet at September 30, 2007 also reflects notes payable to third parties of approximately $133,000 due through September 2012 which was a working capital loan made to us by these third parties. These loans bear annual interest rates ranging from 14.4% to 18% and are unsecured.

Our balance sheet at September 30, 2007 reflects a due from related parties of $1,004,314 which represents advances to a related party for working capital. These advances could also be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002 which prohibits a public company from extending or maintaining credit or arranging for the extension of credit in the form of a “personal loan” to an officer or director. If it is determined that these working capital advances violated Section 402 of the Sarbanes Oxley Act of 2002, we could become subject to SEC investigations and/or litigation, which may not be resolved favorably and will require significant management time and attention, and we could incur costs, which could negatively affect our business, results of operations and cash flows.

Cash Flows

Three Months ended September 30, 2007 and 2006

Net cash flow provided by operating activities was $1,508,074 for the three months ended September 30, 2007 as compared to $96,924 for the three months ended September 30, 2006, an increase of $1,411,150. The increase of net cash flow provided by operating activities in the 2007 period as compared to the 2006 period was mainly due to an increase in net income of $812,979. For the three months ended September 30, 2007, we received cash from the sale of real state of $494,377 as compared to $0 for the three months ended September 30, 2006.

Net cash flow used in investing activities was $1,581,241 for the three months ended September 30, 2007 as compared to cash used in investing activities of $133,257 for the three months ended September 30, 2006. For the three months ended September 30, 2007, cash used in investing activities consisted of cash used for the purchase of property and equipment of $1,517,860 which included heavy equipment for our construction segment and the payments of a deposit on land use rights of $66,058 offset by a decrease in amounts advanced from related parties of $2,677. For the three months ended September 30, 2006, cash used in investing activities consisted of a decrease in construction in progress of $26,125 and cash used for the purchase of property and equipment of $107,132.

Net cash flow provided by financing activities was $624,459 for the three months ended September 30, 2007 which represented proceeds from the sale of our common stock as compared to net cash flow used in financing activities of $31,048 for the three months ended September 30, 2006. For the three months ended September 30, 2006, we used cash for the repayment of related party advances of 102,244 off set by cash received for related party advances of $71,196.

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

The following tables summarize our contractual obligations as of September 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +

Contractual Obligations :
Other Indebtedness	$1,710,120	133,021	1,264,499	312,600	--
Operating Leases	$--	--	-	--	--
Purchase Obligations	$--	--	-	--	--
Total Contractual Obligations:	$1,710,120	133,021	1,264,499	312,600	-

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Horse International, Inc.

Date: November 19, 2007	By: /s/ Liankuan Yang

Liankuan Yang

Chief Executive Officer, Principal Executive Officer

Date: November 19, 2007	By: /s/ Adam Wasserman

Adam Wasserman

Chief Financial Officer, Principal Financial and Accounting officer