Form 10QSB
period 2007-12-31
GOLD HORSE INTERNATIONAL, INC.
filed 2008-02-19
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended December 31, 2007

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _______ to _________

Commission file number: 000-30311

GOLD HORSE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	22-3719165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 31 Tongdao South Road, Hohhot, Inner Mongolia, China

(Address of principal executive offices)  (Zip Code)

86 (471) 339 7999

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)	Yes ☐	No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,544,603 shares at February 4, 2007.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2007

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - As of December 31, 2007 (Unaudited) and June 30, 2007	4

	Consolidated Statements of Income (Unaudited)
	For the Three and Six Months Ended December 31, 2007 and 2006	5

	Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended December 31, 2007 and 2006	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4.	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Default Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

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

Unless specifically set forth to the contrary, when used in this prospectus the terms:

•	“Gold Horse International,” the “Company, “we,” “us,” “ours,” and similar terms refers to Gold Horse International, Inc., a Florida corporation,
•	“Gold Horse Nevada” refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,
•	“Global Rise” refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,
•	“IMTD” refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,
•	“Jin Ma Real Estate” refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,
•	“Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,
•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,
•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, and
•	“PRC” or “China” refers to the People’s Republic of China.

The information which appears on our web site at www.goldhorseinternational.com is not part of this prospectus.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEET

	December 31	June 30
	2007	2007
	(unaudited)
ASSETS

Cash	$2,689,358	$251,044
Accounts receivable, net	4,648,446	5,246,986
Inventories	52,940	20,477
Advance to supplier	1,344,552	198,113
Other receivable, net	146,937	193,815
Deferred debt costs	191,850	1,047,832
Real estate held for sale	534,512	1,149,906
Construction in process	71,390	—
Cost and estimated earnings in excess of billings	1,220	15,237
Deposit	136,722	131,151

Total Current Assets	9,817,927	8,254,561

Deposit on land use rights	2,385,865	2,223,069
Due from related parties, net	836,817	—
Accounts receivable, net	526,431	—
Property and equipment, net	6,608,913	4,731,168
Intangible asset	167,304	160,487

Total Assets	$20,343,257	$15,369,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Loan payable	$136,722	$—
Accounts payable	709,286	611,215
Accrued expenses	403,231	1,091,154
Taxes payable	320,352	532,257
Advances from customers	164,318	609,574
Billings in excess of costs and estimated earnings	1,167	124,021

Total Current Liabilities	1,735,076	2,968,221

Convertible debt, net	136,437	—
Loans payable, long-term, net of current portion	1,484,256	1,686,077

Total Liabilities	3,355,769	4,654,298

Commitments

Stockholders' equity:
Preferred stock ($.0001 par value; 20,000,000 shares authorized;
none issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized;
52,219,254 shares issued and outstanding)	5,222	5,000
Additional paid-in capital	4,397,030	5,954,807
Non controlling interest in variable interest entities	5,959,807	—
Statutory reserve	752,931	594,006
Retained earnings	4,766,825	3,616,296
Other comprehensive gain - foreign currency	1,105,673	544,878

Total Stockholders' Equity	16,987,488	10,714,987

Total Liabilities and Stockholders' Equity	$20,343,257	$15,369,285

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$7,243,401	$5,472,992	$15,127,170	$11,593,003
Hotel	717,526	542,691	1,573,712	1,230,556
Real estate	324,714	405,340	1,255,528	405,340

Total Revenues	8,285,641	6,421,023	17,956,410	13,228,899

COST OF SALES
Construction	6,085,871	4,563,750	12,776,244	9,714,200
Hotel	379,225	276,928	861,604	636,697
Real estate	177,375	286,801	742,029	286,801

Total Cost of Sales	6,642,471	5,127,479	14,379,877	10,637,698

GROSS PROFIT	1,643,170	1,293,544	3,576,533	2,591,201

OPERATING EXPENSES:
Hotel operating expenses	21,138	75,017	56,314	144,578
Bad debt expense	6,797	287,949	307,691	831,832
Salaries and employee benefits	184,297	48,772	318,498	95,568
Depreciation and amortization	126,690	79,574	226,116	132,706
General and administrative	118,256	1,487	283,727	404,188

Total Operating Expenses	457,178	492,799	1,192,346	1,608,872

INCOME FROM OPERATIONS	1,185,992	800,745	2,384,187	982,329

OTHER INCOME (EXPENSE):
Other expense	(1,672)	(390)	(1,672)	(2,087)
Interest income	2,027	113	2,114	5,145
Interest expense	(227,692)	(62,201)	(292,405)	(123,369)

Total Other Expense	(227,337)	(62,478)	(291,963)	(120,311)

INCOME BEFORE INCOME TAX	958,655	738,267	2,092,224	862,018

INCOME TAX	384,070	135,052	782,769	336,912

NET INCOME	574,585	603,215	1,309,455	525,106

COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	401,721	106,344	560,795	192,621

COMPREHENSIVE INCOME	$976,306	$709,559	$1,870,250	$717,727

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.01	$0.03	$0.01
Diluted	$0.01	$0.01	$0.02	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,161,837	48,500,000	50,580,920	48,500,000
Diluted	59,434,147	48,500,000	55,902,121	48,500,000

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY SPEEDHAUL HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,309,455	$525,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	226,116	132,706
Bad debt expense	307,691	831,320
Interest expense from amortization of debt discount	136,437	—
Amortization of debt issuance costs	12,790	—
Changes in assets and liabilities:
Accounts receivable	45,402	(3,311,784)
Inventories	(30,785)	(116,667)
Other receivables	154,832	(137,294)
Advance to suppliers	(1,108,890)	482,260
Costs and estimated earnings in excess of billings	14,289	—
Real estate held for sale	647,237	251,687
Accounts payable and accrued expenses	(642,811)	212,639
Income tax payable	(228,512)	(78,749)
Advances from customers	(459,089)	1,560,112
Billings in excess of costs and estimated earnings	(124,843)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	259,319	351,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from related party	36,128	—
Proceeds from sale of property and equipment	1,451	—
Increase in construction in progress	(69,562)	(129,614)
Payment of deposit for land use rights	(66,611)	—
Purchase of property and equipment	(1,854,866)	(107,830)
NET CASH USED IN INVESTING ACTIVITIES	(1,953,460)	(237,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	2,183,000	—
Payment of placement fees	(204,640)	—
Repayment of loans payable	(133,222)	—
Repayments on related party advances	—	(99,536)
Proceeds from sale of common stock	2,219,252	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,064,390	(99,536)

EFFECT OF EXCHANGE RATE ON CASH	68,065	4,574

NET INCREASE IN CASH	2,438,314	18,930

CASH - beginning of year	251,044	180,924

CASH - end of the period	$2,689,358	$199,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$801,336	$—
Income taxes	$946,591	$524,874

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

On October 10, 2007, the Company established Inner Mongolia (Cayman) Technology & Development Ltd. (“IMTD”), a wholly-foreign owned enterprise incorporated in the PRC and wholly-owned subsidiary of Global Rise,

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The relationship among the above companies as follows:

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Inner Mongolia Jin Ma Construction Company Ltd.

Jin Ma Construction is an engineering and construction company that offers general contracting, construction management and building design services primarily in Hohhot City, in the Autonomous Region of Inner Mongolia in China. In operation since 1980, Jin Ma Construction was formally registered as a limited liability company in Hohhot City in March 2002.

Inner Mongolia Jin Ma Hotel Co. Ltd.

Jin Ma Hotel was founded in 1999 and formally registered in April 2004 as a limited liability company in Hohhot City. Jin Ma Hotel presently owns, operates and manages the Inner Mongolia Jin Ma Hotel (the “Hotel”), a 22-room full service hotel situated in Hohhot City approximately 15 kilometers from the Hohhot Baita Airport.

Inner Mongolia Jin Ma Real Estate Development Co. Ltd.

Jin Ma Real Estate, established in 1999, was formally registered as a limited liability company in Hohhot City in February 2004.

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($). In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 2007, the results of operations for the three and six months ended December 31, 2007 and 2006, and cash flows for the six months ended December 31, 2007 and 2006. The operating results for the six month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The audited financial statements for the year ended June 30, 2007 filed with the Securities and Exchange Commission are hereby referenced. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s 2007 Form 10-KSB.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the six months ended December 31, 2007 and 2006 include the allowance for doubtful accounts, the useful life of property and equipment, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings.

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31 and June 30, 2007, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $1,020,191 and $740,338, respectively, on its total accounts receivable. Additionally, at December 31 and June 30, 2007, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $859,257 and $923,803, respectively.

Inventories

Inventories, consisting of construction materials and consumable goods related to the Company’s operations are stated at the lower of cost or market utilizing the first-in, first-out method.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $1,344,552 and $198,113, respectively, as at December 31 and June 30, 2007.

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

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At December 31 and June 30, 2007, real estate held for sale amounted to $534,512 and $1,149,906, respectively.

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

Advances from customers

Advances from customers at December 31 and June 30, 2007 of $164,318 and $609,574, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended December 31, 2007 and during the year ended June 30, 2007.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31 and June 30, 2007, there were no significant book and tax basis differences.

Pursuant to the PRC Income Tax Laws, the Company is subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

Earnings and diluted earnings per common share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The following table presents a reconciliation of basic and diluted earnings per share:

	Three Months ended December 31,		Six Months ended December 31,
	2007	2006	2007	2006

Net income	$574,585	$603,215	$1,309,455	$525,106
Weighted average shares outstanding – basic	51,161,837	48,500,000	50,580,920	48,500,000
EPS – basic	$0.01	$0.01	$0.03	$0.01

Net income	$574,585	$603,215	$1,309,455	$525,106

Weighted average shares outstanding – basic	51,161,837	48,500,000	50,580,920	48,500,000
Effect of dilutive securities:
Unexercised warrants	4,042,577	—	2,544,713	—
Convertible debentures	4,229,733	—	2,776,488	—
Weighted average shares outstanding– diluted	59,434,147	48,500,000	55,902,121	48,500,000
EPS – diluted	$0.01	$0.01	$0.02	$0.01

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in China. Total cash in state-owned banks at December 31, 2007 amounted to $2,548,041, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Stock-based compensation

The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There were no options outstanding as of December 31, 2007 and 2006.

Foreign currency translation and comprehensive income

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2007, the cumulative translation adjustment of $1,105,673 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the six months ended December 31, 2007 and 2006, accumulated other comprehensive income was $1,870,250 and $717,727, respectively.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six months ended December 31, 2007 and 2006, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment (Refer to Note 11).

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 2 – INVENTORIES

At December 31 and June 30, 2007, inventories consisted of the following:

	December 31,	June 30,
	2007	2007
Construction materials	$24,411	$1,746
Consumable goods	28,529	18,731

	$52,940	$20,477

NOTE 3 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs in excess of billings at December 31 and June 30, 2007 consisted of:

	December 31,	June 30,
	2007	2007
Costs incurred on uncompleted contracts	$9,335,526	$8,980,006
Estimated earnings	2,049,947	2,072,159
	11,385,473	11,052,165
Less billings to date	(11,556,880)	(11,160,949)

	$53	$(108,784)

Amounts are included in the accompanying balance sheet under the following captions:

	December 31,	June 30,
	2007	2007
Costs and estimated earnings in excess of billings	$1,220	$15,237
Billings in excess of costs and estimated earnings	(1,167)	(124,021)

	$53	$(108,784)

NOTE 4 – DEPOSIT ON LAND USE RIGHTS

The Company has recorded as a deposit on land use rights the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. In order to obtain the provincial government’s permission to build on top on the land, the Company will need to make additional payments to the higher level government. The Company has not received the final license to build on the land. Additionally, during the six months ended December 31, 2007, the Company deposited funds to obtained land use rights on additional land. Accordingly, the Company has reflected amounts paid as of December 31 and June 30, 2007 of $2,385,865 and $2,223,069, respectively, as a deposit on land use rights on the accompanying consolidated balance sheet.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31 and June 30, 2007, property and equipment consist of the following:

		December 31,	June 30,
		2007	2007
	Useful Life
Office equipment	5 Years	$55,997	$49,230
Machinery equipment	5-15 Years	4,091,058	2,467,724
Vehicles	10 Years	442,926	61,390
Building and building improvements	20-40 Years	3,918,075	3,758,419
		8,508,056	6,336,763

Less: accumulated depreciation		(1,899,143)	(1,605,595)

		$6,608,913	$4,731,168

Depreciation of property and equipment is provided using the straight-line method. For the six months ended December 31, 2007 and 2006, depreciation expense amounted to $226,116 and $132,706, respectively.

NOTE 6 – INTANGIBLE ASSET

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. The Company has recorded the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. This type of arrangement is common for the use of land in the PRC. The land use rights are valued at a fixed amount RMB 1,223,679, fluctuated by the exchange rate. At December 31 and June 30, 2007, the land use rights are valued at $167,304 and $160,487, respectively. Under the terms of the agreement, the Company has rights to use certain land for a period to be specified when the land is put into use. As of December 31, 2007, this land has not been entered into service. The Company will amortize these land use rights over the contract period when determined.

NOTE 7 – ACCRUED EXPENSES

At December 31 and June 30, 2007, accrued expenses consist of the following:

	December 31,	June 30,
	2007	2007
Construction payable		$223,309
Accrued interest payable	$43,005	676,587
Employees benefit	149,607	148,791
Accrued payroll	9,302	28,638
Other accounts payable	201,317	13,829
	$403,231	$1,091,154

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following at December 31 and June 30, 2007:

	December 31,	June 30,
	2007	2007
Loans to various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured.	$967,446	$993,600

Loans to various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured.	106,643	167,873

Loans to various unrelated parties, due in August 2008 with annual interest of 14.4% and unsecured	136,722	131,151

Loans to various unrelated parties, due in January 2010 with annual interest of 18% and unsecured.	88,869	85,248

Loans to various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	177,739	170,496

Loans to various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	34,181	32,788

Loans to various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	109,378	104,921
Total loans payable	1,620,978	1,686,077
Less : Current portion	(136,722)	—
Long term liability	$1,484,256	$1,686,077

For the six months ended December 31, 2007 and 2006, interest expense related to these loans amounted to $128,910 and $123,369, respectively. Future maturities of long-term debt are as follows:

Period ended September:
2008 (current liability)	$136,722
2010	$1,162,958
2011	$34,181
2012	$287,117

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 9 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At December 31 and June 30, 2007, the Company had a net receivable from these related entities of $836,817. Due from related parties was due from the following;

		December 31,	June 30,
Name	Relationship	2007	2007
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$836,817	$999,984
Yang Liankuan —	Officer and director	—	47,848

		$836,817	$1,047,832

NOTE 10 – CONVERTIBLE DEBT

On November 30, 2007, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell an aggregate of $3,275,000 principal amount 10% Secured Convertible Debentures to six accredited investors and to issue those investors common stock purchase warrants to purchase an aggregate of 9,520,352 shares of the Company’s common stock in a private transaction exempt from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of that act.

Under the terms of the Securities Purchase Agreement, on the first closing which occurred on November 30, 2007, the Company issued $2,183,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 6,345,930 shares of the Company’s common stock. The Company paid Next Generation Equity Research, LLC (“Next”), a broker dealer and member of FINRA, a commission of $174,640 and issued Next common stock purchase warrants to purchase an aggregate of 507,674 shares of the Company’s common stock at $.50 per share. Additionally, the Company reimbursed one of the investors $30,000 to defer its legal fees in connection with the financing. The Company intends to use the balance of the proceeds for general working capital.

Within five days following the effectiveness of the registration statement described below, a second closing will occur and the Company will issue the remaining $1,092,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 3,174,419 shares of the Company’s common stock. The Company will pay an additional commission of $87,360 and will grant an additional common stock purchase warrants to purchase an aggregate of 253,953 shares of the Company’s common stock. The issuance is not subject to any other condition other than the registration of the securities.

The debentures, which bear interest at 10% per annum, are due 16 months from the issuance date. Interest is payable in cash quarterly on January 1, April 1, July 1 and October 1 beginning on the first date after the issuance. At the Company’s option, and providing certain conditions precedent have been met, interest can be paid in shares of our common stock valued at the lesser of (i) the conversion rate, or (ii) 90% of the lesser of (a) the average VWAP (as defined in the debenture) for the 20 consecutive trading days prior to the interest payment date or (b) the average VWAP for the 20 consecutive trading days ending on the trading day immediately prior to the delivery of the interest conversion shares. The Company is not permitted to prepay the debentures without the prior written consent of the holders. The debentures are convertible at any time at the option of the holder into shares of the Company’s common stock based upon a conversion rate of $0.344 per share, subject to adjustment as hereinafter set forth.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The Company agreed that so long as the debentures remain outstanding, unless the Company receives the prior written consent of the holders of at least 85% of the outstanding principal amount of the debentures, the Company agreed that it will not:

•	incur additional indebtedness, subject to certain exceptions,
•	incur any liens on any of our property or assets,
•	repurchase any of its common stock, subject to certain exceptions,
•	amend its charter documents in a manner that would be adverse to the debenture holders,
•	pay any cash dividends or distributions on any equity securities, or
•	enter into any transaction with an affiliate unless it is made on an arm’s-length basis and approved by a majority of the disinterred directors.

If the Company should default on the debentures, the holders have the right to immediately accelerate the maturity date of the principal amount of the debentures as well as any accrued but unpaid interest and it such amount is not satisfied within five days the interest rate on the debentures increases to 18%. Events of default include customary clauses such as failure to make payments when required, failure to observe any covenant contained in the debentures, a default under any other document executed in connection with the transaction, bankruptcy or default under any other obligation greater than $150,000. In addition, an event of default would occur if the Company’s common stock should no longer be quoted on the OTC Bulletin Board, if the Company were a party to a change of control transaction involving in excess of 33% of its assets or if the registration statement described below is not declared effective within 180 days after the first closing date, among other provisions.

The warrants are exercisable for five years from the date of issuance at an initial exercise price of $0.50 per share, subject to adjustment as hereinafter set forth. The warrants are exercisable on a cashless basis at any time when there is not an effective registration statement covering the underlying shares. The Company is permitted to call the warrants on 30 trading days’ prior notice at $0.001 per warrant at any time after the effective date of the registration statement covering the shares underlying the warrants when, (i) the VWAP (as defined in the warrant) for each of 20 consecutive trading days beginning with the effective date of the registration statement exceeds $1.50, (ii) the average daily volume for during this period exceeds 500,000 shares of common stock per trading day and (iii) the holder is not in possession of any information that constitutes, or might constitute, material non-public information which was provided by the Company to the holder.

The conversion price of the debentures and the exercise price of the warrants are subject to the proportional adjustment in the event of a stock splits, stock dividends, recapitalizations or similar corporate events. Both the conversion price of the debentures and the number of shares issuable upon conversion of the debentures as well as the exercise price of the warrants and the number of shares issuable upon the exercise of the warrants is subject to adjustment if the Company should issue shares of common stock or other securities convertible or exercisable into shares of common stock or otherwise reprice any existing conversion or exercise prices to a price less than the then current conversion and/or exercise prices. In that event, the conversion and/or exercise price would be reduced to such lesser price and the number of shares of our common stock issuable upon the conversion of the debentures and/or exercise of the warrants would be increased so that the aggregate conversion and/or exercise prices prior to such reduction will be equal to the aggregate conversion and/or exercise prices prior to such reduction.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The debentures are not convertible and the warrants are not exercisable to the extent that (i) the number of shares of our common stock beneficially owned by the holder and (ii) the number of shares of our common stock issuable upon the conversion of the debentures and/or the exercise of the warrants would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased to 9.99% by the holder upon 61 days notice to the Company.

In conjunction with the transaction, Mr. Liankuan Yang and Yang Yang and Ms. Runlan Ma, officers and directors of the Company, pledged an aggregate of 19,000,000 shares of the Company’s common stock owned by them as additional security for the Company’s obligations under the transaction. Mr. Liankuan Yang, Ms. Yang Yang and Ms. Runlan Ma have also entered into lock-up agreements whereby they are agreed not to offer or sell any shares of the Company’s common stock owned by them until the 180th trading day after the effective date of the registration statement described elsewhere herein.

So long as the debentures are outstanding, should the Company issue any common stock or common stock equivalent, the Company granted the purchasers a right of first refusal whereby each purchaser in this offering has the right to participate in such subsequent financing up to an amount equal to 100% of such subsequent financing upon the same terms and conditions of that financing. If the Company undertakes such a financing while the debentures remain outstanding, other than an underwritten offering, the holders are entitled to exchange the debentures on a dollar for dollar basis for any securities which the Company may issue in the subsequent financing.

In addition, during the period from the execution of the Securities Purchase Agreement until 90 days following the effective date of the registration statement described below, the Company agreed not to issue any shares of common stock or securities convertible or exercisable into shares of common stock subject to certain exceptions with includes the offer and sale of up to $3,000,000 of equity securities limited solely to offshore purchasers. The Company also agreed that so long as the purchasers own any of the securities sold or to be issued in the transaction, the Company will not enter into any agreement which would involve a variable rate transaction, which includes floating conversion prices, conversion prices with reset mechanisms or equity lines of credit among others.

The Company granted the purchasers certain piggy-back registration rights. In addition, the Company agreed to file a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the $3,275,000 principal amount debentures and the warrants so as to permit the public resale thereof within 45 days from the first closing date. The Company is subject to the payment to the holders liquidated damages if it fails to file the registration statement within 45 days from the date of the Securities Purchase Agreement, or if the registration statement is not declared effective within 120 days from the date of the Securities Purchase Agreement (or 150 days if the staff of the SEC reviews the filing), or if all the securities are not registered by April 30, 2008 as well as certain other events. The liquidated damages, which are payable in cash, will be calculated at 1.5% of the aggregate purchase price paid by each holder for every 30 day period, with a maximum of 18% of the aggregate purchase price. If the Company fails to pay all or any portion of these liquidated damages, they accrue interest at 18% per annum. The Company is obligated to pay all expenses associated with the registration statement, other than fees and expenses of the holders counsel, if any, any commissions payable by the holders on the sale of the underlying securities. The Company filed its registration on January 23, 2008 and has been notified by the staff of the SEC that it will receive a full review.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. This convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $1,295,233 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the 16-months note term.

Pursuant to the terms of the Warrants, the Purchasers are entitled to purchase up to 6,345,930 shares of common stock of the Company at an exercise price of $0.50 per share. The Warrants have a term of 5 years after the issue date of November 30, 2007. These warrants were treated as a discount on the secured notes and were valued at $887,768 to be amortized over the 16-month note term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 3.41%; volatility of 25% and an expected term of five year.

During the six months ended December 31, 2007, amortization of debt issue costs was $12,790. The remaining balance of debt issue costs at December 31, 2007 was $191,850 which will be amortized over the term of the debenture. The amortization of debt discounts for the six months ended December 31, 2007 was $136,437, which has been included in interest expense on the accompanying statement of operations. The balance of the debt discount is $2,046,563 at December 31, 2007 which will be amortized over the term of the debenture.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $0.344, the secured convertible debt was not a derivative instrument.

The convertible debenture liability is as follows at December 31, 2007:

Convertible debentures payable	$2,183,000
Less: unamortized discount on debentures	(2,046,563)
Convertible debentures, net	$136,437

NOTE 11 – SEGMENT INFORMATION

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

During the six months ended December 31, 2007 and 2006, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company’s reportable segments are strategic business units that offer different products. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Condensed information with respect to these reportable business segments for the six months ended December 31, 2007 and 2006 is as follows:

Six months Ended December 31, 2007:	Construction Segment	Hotel Segment	Real estate Development Segment	Unallocated	Consolidated

Net revenues from unaffiliated customers	$15,127,170	$1,573,712	$1,255,528	$—	$17,956,410
Cost of sales	12,776,244	861,604	742,029	—	14,379,877
Operating expenses (excluding depreciation)	466,348	290,494	92,648	116,740	966,230
Depreciation	90,193	127,268	8,655	—	226,116
Interest expense	128,910	—	—	163,495	292,405
Net income (loss)	1,114,814	197,215	277,227	(279,801)	1,309,455
Identifiable assets	9,350,692	3,723,433	5,135,518	2,133,612	20,343,257

Six months Ended December 31, 2006:	Construction Segment	Hotel Segment	Real estate Development Segment	Consolidated

Net revenues from unaffiliated customers	$11,593,003	$1,230,556	$405,340	$13,228,899
Cost of sales	9,714,200	636,697	286,801	10,637,698
Operating expenses (excluding depreciation)	919,607	295,144	261,415	1,476,166
Depreciation	63,521	52,865	16,320	132,706
Interest expense	123,606	—	(237)	123,369
Net income (loss)	519,308	164,727	(158,929)	525,106
Identifiable assets	18,108,869	3,173,865	1,594,551	22,877,285

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Condensed information with respect to these reportable business segments for the three months ended December 31, 2007 and 2006 is as follows:

Three months Ended December 31, 2007:	Construction Segment	Hotel Segment	Real estate Development Segment	Unallocated	Consolidated

Net revenues from unaffiliated customers	$7,243,401	$717,526	$324,714	$—	$8,285,641
Cost of sales	6,085,871	379,225	177,375	—	6,642,471
Operating expenses (excluding depreciation)	83,302	175,554	24,197	47,435	330,488
Depreciation	55,163	65,304	6,223	—	126,690
Interest expense	64,197	—	—	163,495	227,337
Net income (loss)	640,442	65,289	79,350	(210,496)	574,585
Identifiable assets	9,350,692	3,723,433	5,135,518	2,133,612	20,343,257

Three months Ended December 31, 2006:	Construction Segment	Hotel Segment	Real estate Development Segment	Consolidated

Net revenues from unaffiliated customers	$5,472,992	$542,691	$405,340	$6,421,023
Cost of sales	4,563,750	276,928	286,801	5,127,479
Operating expenses (excluding depreciation)	27,745	124,147	261,333	413,225
Depreciation	33,522	32,148	13,904	79,574
Interest expense	62,438	—	(237)	62,478
Net income (loss)	676,687	83,174	(156,646)	603,215
Identifiable assets	18,108,869	3,173,865	1,594,551	22,877,285

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

During the six months ended December 31, 2007, the Company sold 2,219,252 shares of common stock to 36 individuals residing in China for net proceeds of $2,219,252.

2007 Equity Compensation Plan

On October 25, 2007 the Company’s board of directors adopted its 2007 Equity Compensation Plan. The purpose of the 2007 Equity Compensation Plan is to offer to the Company’s employees, officers, directors and consultants whose past, present and/or potential contributions to the Company have been or are or will be important to our success, an opportunity to acquire a proprietary interest in the Company. The issuance of grants under the 2007 Equity Compensation Plan will be made to persons who are closely related to the Company and who provide bona fide services to the Company in connection with its business. Under Federal securities laws, these services cannot be in connection with the offer of sale of the Company’s securities in a capital raising transaction nor directly or indirectly promote or maintain a market for the Company’s securities. The Company has currently reserved 3,000,000 of its authorized but unissued shares of common stock for issuance under the 2007 Equity Compensation Plan.

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. In addition, the 2007 Equity Compensation Plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Any incentive option granted under the 2007 Equity Compensation Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. Any non-qualified option granted under the 2007 Equity Compensation Plan must provide for an exercise price of not less than the par value of our common stock. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. Unless the 2007 Equity Compensation Plan is approved by our stockholders by October 25, 2008, no incentive stock options may be granted and all incentive stock options that may have been previously granted shall automatically be converted into non-qualified stock options.

Subject to the limitation on the aggregate number of shares issuable under the 2007 Equity Compensation Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2007 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of December 31, 2007, the Company has not made any grants under the 2007 Equity Compensation Plan.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Warrants

Stock warrant activity for the six months ended December 31, 2007 is summarized as follows:

	Number of	Weighted average	Aggregate
	shares	exercise price	Intrinsic value

Outstanding at June 30, 2007	—	$—	$—
Granted	6,853,604	0.50	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at December 31, 2007	6,853,604	$0.50	$—

The following table summarizes the Company’s stock warrants outstanding at December 31, 2007:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price

$0.50	6,853,604	4.92 Years	$0.50	6,853,604	$0.50

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

In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the six months ended December 31, 2007 and 2006. The amount included in the statutory reserves as of December 31, 2007 amounted to $752,931.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

NOTE 15 – MAJOR CUSTOMERS & VENDORS

One customer provided 51% of the Company’s revenue for the six months ended December 31, 2007. At December 31, 2007, the Company had $ 1,648,526 of accounts receivable due from this customer.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

NOTE 16 – SUBSEQUENT EVENT

On January 17, 2008, the Company issued 145,349 shares of common stock to its chief financial officer or his assignee for services rendered. The shares were fair value on the date of grant based on recent trading price. In connection with the issuance of these shares, the Company recorded compensation of $75,581.

On January 17, 2008, the Company issued 180,000 shares of common stock to its directors for services rendered. The shares were fair value on the date of grant based on recent trading price of $0.52. In connection with the issuance of these shares, the Company recorded compensation of $93,600.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Prior to June 29, 2007, we were a development stage company attempting to implement our business plan to become a fully integrated online provider that linked the supply and demand sides of the ground trucking industry. On June 29, 2007, we executed the Share Exchange Agreement with Gold Horse Nevada whereby we acquired all of the outstanding common stock of Gold Horse Nevada in exchange for newly-issued shares of our common stock to the Gold Horse Nevada shareholders. Gold Horse Nevada conducts its business operations through its wholly-owned subsidiary Global Rise and three operating companies based in the PRC. The acquisition of Gold Horse Nevada was accounted for as a reverse merger because on a post-merger basis, the members of Gold Horse Nevada held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result of the share exchanges, Gold Horse Nevada was deemed to be the acquirer for accounting purposes. Accordingly, the financial statement data presented are those of Gold Horse Nevada for all periods prior to our acquisition of Gold Horse Nevada on June 29, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

Neither our company nor our subsidiaries, Gold Horse Nevada, Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not have any assets other than limited cash on deposit in U.S. banks which we are using to fund our operating expenses. Pursuant to the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described in the consolidated financial statements included in this report, the assets and liabilities at December 31, 2007 and the results of operations for the three and six months ended December 31, 2007 and 2006 are substantially those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations.

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

The accompanying consolidated financial statements include the accounts of Gold Horse International and our wholly-owned subsidiaries Gold Horse Nevada, Global Rise, and IMTD and our variable interest entities Jin Ma Construction, Jin Ma Hotel and Jin Ma Real Estate. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, the useful life of property and equipment, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings.

Accounts and other receivables

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. On December 31 and June 30, 2007, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $1,74,669 and $740,338, respectively, on its current accounts receivable. The Company has also established an allowance of $845,522 on its long-term accounts receivable which represents amounts due it by various governmental agencies. Additionally, at December 31 and June 30, 2007, we established, based on a review of our outstanding other receivable balances, an allowance for doubtful accounts in the amount of $859,257 and $923,803, respectively.

Inventories

Inventories, consisting of construction materials and consumable goods related to our operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At December 31 and June 30, 2007, real estate held for sale amounted to $534,512 and $1,149,906, respectively.

Advances from customers

Advances from customers at December 31 and June 30, 2007 of $164,318 and $609,574, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Revenue recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams:

Real estate sales which primarily involve the sale of multi-family homes and community environments are reported in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 66, “Accounting for Sales of Real Estate”. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until:

•	the parties are bound by the terms of a contract,
•	all consideration has been exchanged,
•	any permanent financing of which the seller is responsible has been arranged,
•	all conditions precedent to closing have been performed,
•	the seller does not have substantial continuing involvement with the property, and
•	the usual risks and rewards of ownership have been transferred to the buyer.

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

In accounting for long-term engineering and construction-type contracts, we follow the provisions of the AICPA’s Statement of Position 81-1—Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenues using the percentage of completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. This method of revenue recognition requires we prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards which may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset, “costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized.

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

In February 2007, the FASB issued SFAS No. 159,”The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on our financial statements.

Results of Operations

Comparison of Three and Six Months Ended December 31, 2007 and December 31, 2006.

The following table sets forth the results of our operations for the periods indicated:

	For the Three months		For the Six months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Construction	$7,243,401	$5,472,992	$15,127,170	$11,593,003
Hotel	717,526	542,691	1,573,712	1,230,556
Real Estate	324,714	405,340	1,255,528	405,340
Total Revenues	8,285,641	6,421,023	17,956,410	13,228,899

COST OF SALES:
Construction	6,085,871	4,563,750	12,776,244	9,714,200
Hotel	379,225	276,928	861,604	636,697
Real Estate	177,375	286,801	742,029	286,801
Total Cost of sales	6,642,471	5,127,479	14,379,877	10,637,698

GROSS PROFIT	1,643,170	1,293,544	3,576,533	2,591,201

OPERATING EXPENSES:
Hotel operating expenses	21,138	75,017	56,314	144,578
Bad debt expense	6,797	287,949	307,691	831,832
Salaries and employee benefits	184,297	48,772	318,498	95,568
Depreciation and amortization	126,690	79,574	226,116	132,706
General and administrative	118,256	1,487	283,727	404,188
Total Operating Expenses	457,178	492,799	1,192,346	1,608,872

INCOME FROM OPERATIONS	1,185,992	800,745	2,384,187	982,329

OTHER INCOME (EXPENSE):
Other expense	(1672)	(390)	(1672)	(2,087)
Interest income	2,027	113	2,114	5,145
Interest expense	(227,692)	(62,201)	(292,405)	(123,369)
Total Other Income (Expense)	(227,337)	(62,478)	(291,963)	(120,311)

INCOME BEFORE INCOME TAX	958,655	738,267	2,092,224	862,018

INCOME TAX	384,070	135,052	782,769	336,912

NET INCOME	$574,585	$603,215	$1,309,455	$525,106

Six Months ended December 31, 2007 compared to six months ended December 31, 2006

Net Revenues. Overall, for the six months ended December 31, 2007, our net revenues increased $4,727,511 or approximately 36% from the comparable period in fiscal 2007. The increase in revenues in the six month period was mainly due to increased activity in our construction operations. During the fiscal 2008 periods we reported increase in revenues in that segment of approximately 30%, from the comparable periods in fiscal 2007. Jin Ma Construction completed the Ta Bu Ban residential apartment project during the six months ended December 31, 2007 and began two new projects during the period. Revenues for our hotel operations increased approximately 28% for the six months ended December 31, 2007 from the comparable periods in fiscal 2007, because of an increase in tourism resulting from the completion of the Muslim Scenic Route through Hohhot City. Finally, revenues for our real estate development operation increased approximately 210% in the six months ended December 31, 2007 from the comparable period in fiscal 2007 due to the sale of apartments from our inventory of completed projects.

Cost of Sales. Overall, cost of sales as a percentage of net revenues remained relatively constant for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. Cost of sales from our construction operation as a percentage of revenues increased less than 1% for each of the six months ended December 31, 2007 from the comparable periods in fiscal 2007 in conjunction with the additional projects that Jin Ma Construction added to its roster during fiscal 2006. Additionally, increases in cost of sales from our construction operation were partly attributable to increases in costs for building supplies, labor costs, and other costs incurred on our projects. Cost of sales as a percentage of revenues for our hotel operation increased approximately 3% for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006, which was primarily attributable to an increase in food costs. Cost of sales for our real estate development operation as a percentage of net revenues decreased approximately 12% for the six months ended December 31, 2007 from the comparable fiscal 2007 periods. We started to generate revenues from this segment during the three month ended December 31 2006 period and a higher cost of sales as a percentage of net revenues is associated with initial start up costs.

Gross Profit. Overall, gross profit increased approximately 38% for the six months ended December 31, 2007 from the six months ended December 31, 2006.

Operating Expenses. For the six months ended December 31, 2007, overall operating expenses decreased approximately 26% as compared to the six months ended December 31, 2006. These decreases were mainly due to a decrease in hotel operating expenses, bad debt and general and administrative expenses offset by the increases in salaries and employee benefits and depreciation expense as discussed below.

Hotel Operating Expenses. Hotel operating expenses decreased by approximately 61% for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. Hotel operating expenses were approximately 3% of revenues from this segment for the six months ended December 31, 2007 as compared to approximately 12%for the six months ended December 31, 2006 due to the write off of supply inventory in the 2006 period.

Bad Debt Expense. For the six months ended December 31, 2007, bad debt expense amounted to $307,691 as compared to $831,832 for the six months ended December 31, 2006, a decrease of $524,141 or approximately 63%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We are currently reviewing our credit policies and began aggressively pursuing overdue accounts.

Salaries and Employee Benefits. During the fiscal 2008 periods our salaries and employee benefits increased approximately 233% as compared from the comparable period in fiscal 2007, as we increased the number of our employees. These increases included increases in our accounting staff and administrative staff to meet the needs of becoming a public entity as well as increases in real estate sales staff as our sales in this segment increased.

Depreciation and Amortization. For the six months ended December 31, 2007, depreciation and amortization increased approximately 70%, respectively, from the comparable periods in fiscal 2007 relating to the acquisition of construction equipment in the current period.

General and Administrative Expenses. General and administrative expenses consist of office expenses and supplies, utilities, telephone and communications, maintenance and automobile expense as well as expenses incurred to operate our company in the US. General and administrative expenses decreased approximately 30% for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. The decrease was attributable to a significant decrease in general and administrative expenses in our hotel operations as a result of efficient hotel and restaurant management and proficient trained employees.

Total Other Expense. Total other expense increased approximately 142% for the six month ended December 31, 2007 from the comparable period in fiscal 2007. The increase is primarily attributable to interest expense related to the sale of our 10% Secured Convertible Debentures in November 2007.

Net Income. Net income increased 149% from a net income of $525,106 for the six months ended December 31, 2006 to net income of $1,309,455 for the six months ended December 31, 2007. The increase for the six month ended December 31, 2007 as compared to the comparable periods in fiscal 2006 were due primarily to revenues and gross profits and the overall decrease in operating expenses as described above. This translates to basic per common share of $0.03 and $0.01, and diluted net income per common share of $0.02 and $0.01, for the six months ended December 31, 2007 and 2006, respectively.

Comprehensive Income. For the six months ended December 31, 2007 we reported unrealized gain on foreign currency translation of $560,795 as compared to $192,621 for the six months ended December 31, 2006. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements. As a result of this non-cash gain, we reported comprehensive income of $1,870,250 for the six months ended December 31, 2007 as compared to $717,727 for comparable fiscal 2007 period.

Three Months ended December 31, 2007 compared to three months ended December 31, 2006

Net Revenues. Overall, for the three months ended December 31, 2007, our net revenues increased $1,864,618 or approximately 29% from the comparable period in fiscal 2007. The increase in revenues in the three month period was mainly due to increased activity in our construction operations. During the fiscal 2008 periods we reported increase in revenues in that segment of approximately 32% from the comparable periods in fiscal 2007. Jin Ma Construction completed the Ta Bu Ban residential apartment project during the six months ended December 31, 2007 and began two new projects during the period. Revenues for our hotel operations increased approximately 32% in the three months ended December 31, 2007 because of an increase in tourism resulting from the completion of the Muslim Scenic Route through Hohhot City. Finally, revenues for our real estate development operation decreased approximately 20% for the three months ended December 31, 2007 from the comparable period in fiscal 2007 due to fluctuation based on overall Chinese housing market

Cost of Sales. Overall, cost of sales as a percentage of net revenues remained relatively constant for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Cost of sales from our construction operation as a percentage of revenues increased less than 1% for the three months ended December 31, 2007 from the comparable periods in fiscal 2007 in conjunction with the additional projects that Jin Ma Construction added to its roster during fiscal 2006. Additionally, increases in cost of sales from our construction operation were partly attributable to increases in costs for building supplies, labor costs, and other costs incurred on our projects. Cost of sales as a percentage of revenues for our hotel operation increased approximately 1.2% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, which was primarily attributable to an increase in food costs. Cost of sales for our real estate development operation as a percentage of net revenues decreased approximately 16% for the three months ended December 31, 2007. We started to generate revenues from this segment during the three month ended December 31 2006 period and a higher cost of sales as a percentage of net revenues is associated with initial start up costs.

Gross Profit. Overall, gross profit increased approximately 27% or the three months ended December 31, 2007 from the comparable period in fiscal 2007.

Operating Expenses. For the three months ended December 31, 2007, overall operating expenses decreased approximately 7% as compared to the three months ended December 31, 2006. These decreases were mainly due to a decrease in hotel operating expenses, bad debt and general and administrative expenses offset by the increases in salaries and employee benefits and depreciation expense as discussed below.

Hotel Operating Expenses. Hotel operating expenses decreased by approximately 72% for the three months ended December 31, 2007 from the comparable period in fiscal 2006. Hotel operating expenses were approximately 3% of revenues from this segment for the three months ended December 31, 2007 as compared to approximately 14% for the three months ended December 31, 2006 due to the write off of supply inventory in the 2006 period.

Bad Debt Expense. For the three months ended December 31, 2007, bad debt expense amounted to $6,797 as compared to $287,949 for the three months ended December 31, 2006, a decrease of $281,152 or approximately 98%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We are currently reviewing our credit policies and began aggressively pursuing overdue accounts.

Salaries and Employee Benefits. During the fiscal 2008 periods our salaries and employee benefits increased approximately 278% as compared from the comparable period in fiscal 2007, as we increased the number of our employees. These increases included increases in our accounting staff and administrative staff to meet the needs of becoming a public entity as well as increases in real estate sales staff as our sales in this segment increased.

Depreciation and Amortization. For the three months ended December 31, 2007, depreciation and amortization increased approximately 59% from the comparable periods in fiscal 2007 relating to the acquisition of construction equipment in the current period.

General and Administrative Expenses. General and administrative expenses consist of office expenses and supplies, utilities, telephone and communications, maintenance and automobile expense as well as expenses incurred to operate our company in the US. General and administrative expenses increased significantly in the three months ended December 31, 2007 to $118,256 from $1,487 for the three months ended December 31, 2006 as a result of significant increases in our offices supplies, insurance coverage, travel and other expenses to meet the needs of becoming a public entity.

Total Other Expense. Total other expense increased 263% for the three months ended December 31, 2007 from the three months ended December 31, 2006. The increase is primarily attributable to interest expense related to the sale of our 10% Secured Convertible Debentures in November 2007.

Net Income. Net income decreased approximately 5% from a net income of $603,215 for the three months ended December 31, 2006 to net income of $574,585 for the three months ended December 31, 2007. The decrease for the three month in net income ended December 31, 2007 as compared to the comparable periods in fiscal 2006 were due primarily to revenues and gross profits and the increase in total other expense as described above. This translates to basic per common share of $0.01 and $0.01, and diluted net income per common share of $0.01 and $0.01, for the six months ended December 31, 2007 and 2006, respectively.

Comprehensive Income. For the three months ended December 31, 2007 we reported unrealized gain on foreign currency translation of $401,721 as compared to $106,344 for the three months ended December 31, 2006. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements. As a result of this non-cash gain, we reported comprehensive income of $976,306 for the three months ended December 31, 2007 as compared to $709,559 for comparable fiscal 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At December 31, 2007, we had a cash balance of $2,689,358. Total cash of $2,548,041 is located in financial institutions in China under the control of the Jin Ma Companies, with the balance maintained in U.S. accounts which is under our control.

Our working capital position increased $2,796,511 to $8,082,851 at December 31, 2007 from $5,286,340 at June 30, 2007. This increase in working capital is primarily attributable to net proceeds of approximately $4,198,000 from the sales of our securities and from bet proceeds from convertible debt offset by the acquisition of properties and equipment of $1,854,866. We have lent $1,800,000 of the net proceeds received from our convertible debt to the Jin Ma Companies, which they are using as working capital for their current operations and to fund their registered capital requirements under PRC wholly-owned foreign enterprise rules. These advances are unsecured and interest free. Upon receipt of additional funds from the second closing of the sale of our 10% Secured Convertible Debentures, we intend to transfer additional funds to the Jin Ma Companies. It is anticipated that this advance will also be unsecured and interest free. There has been no repayment schedule fixed for the funds advanced to date to the Jin Ma Companies and we do not anticipate that a repayment schedule will be established for any additional funds we should advance.

Our current assets increased $1,563,366 at December 31, 2007 from June 30, 2007. This increase includes:

At December 31, 2007, Cash balance was $2,689,358 as compared to $251,044 at June 30, 2007, an increase of $2,438,314.

At December 31, 2007 current portion of accounts receivable, net of allowance for doubtful accounts, was $4,648,446 as compared to $5,246,986 at June 30, 2007, a decrease of $598,540 and was attributable to our construction segment. We anticipate that the balance of these accounts receivable will be paid in accordance with each of their terms.

Our inventory of real estate held for sale at December 31, 2007 was $534,512 as compared to $1,149,906 at June 30, 2007, a decrease of $615,394. We will continue to sell our current inventory of real estate. If we sell our remaining inventory of real estate and have no additional units in our inventory, our cash flows from the sale of real estate inventory may decrease.

Our balance sheet at December 31, 2007 also reflects notes payable to third parties of approximately $1,620,978 due through September 2012 which was a working capital loan made to us by these third parties. These loans bear annual interest rates ranging from 14.4% to 18% and are unsecured.

Our balance sheet at December 31, 2007 reflects a due from related parties of $836,817 which represents advances to a related party for working capital. These advances could also be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002 which prohibits a public company from extending or maintaining credit or arranging for the extension of credit in the form of a “personal loan” to an officer or director. If it is determined that these working capital advances violated Section 402 of the Sarbanes Oxley Act of 2002, we could become subject to SEC investigations and/or litigation, which may not be resolved favorably and will require significant management time and attention, and we could incur costs, which could negatively affect our business, results of operations and cash flows.

Net cash flow provided by operating activities was $259,319 for the six months ended December 31, 2007 as compared to net cash provided $351,336 for the six months ended December 31, 2006, a decrease of $92,017. The decrease of net cash flow provided by operating activities in the 2007 period as compared to the 2006 period was primarily due to an increase in advances to suppliers of $1,108,890, the payment of accounts payable and accrued expenses of $642,811 and a decrease in advances from customers of $459,089 offset by an increase in our net income.

Net cash flow used in investing activities was $1,953,406 for the six months ended December 31, 2007 as compared to cash used in investing activities of $237,444 for the six months ended December 31, 2006. For the six months ended December 31, 2007, cash used in investing activities consisted of cash used for the purchase of property and equipment of $1, 854,866 which included heavy equipment for our construction segment and the payments of a deposit on land use rights of $66,611, increase in construction in progress of $69,562 offset by an increase in due from related parties of $36,128. For the six months ended December 31, 2006, cash used in investing activities consisted of an increase in construction in progress of $129,614 and cash used for the purchase of property and equipment of $107,830.

Net cash flow provided by financing activities was $4,064,390 for the six months ended December 31, 2007 which was primarily attributable to proceeds received from the sale of our common stock of $2,219,252 and net proceeds from convertible debt of $2,183,000 offset by a repayment of loans payable of $133,222 and a payment of placement fees of $204,640. For the six months ended December 31, 2006, we used cash for the repayment of related party advances of $99,536.

We have no operations other than the Contractual Arrangements with the Jin Ma Companies and, accordingly, we are dependent upon the quarterly service fees due us to provide cash to pay our operating expenses. Such payments have not been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At December 31, 2007 the Jin Ma Companies owned us $1,309,455 for such fees and we do not know when such funds will be paid to us. Our CEO is also the CEO and principal shareholder of the Jin Ma Companies. Accordingly, we are solely reliant upon his judgment to ensure that these funds advanced to the Jin Ma Companies are repaid to us. If these funds should not be repaid, or if the Jin Ma Companies should continue to withhold payment of the quarterly service fee due us under the Contractual Arrangement, it is possible that we will not have sufficient funds to pay our operating expenses in future periods.

Other than our existing cash we presently have no other alternative source of working capital. We currently have no material commitments for capital expenditures but believe that our working capital is sufficient to fund our current operations for approximately the next 12 months. The Jin Ma Companies have historically funded their capital expenditures and ongoing development projects from their working capital and have advised us that they believe this capital is sufficient for their current needs. Should these funds prove insufficient, the Jin Ma Companies believe that they could secure bank financing at competitive rates as necessary to provide funding for their committed projects. However, the ability of the Jin Ma Companies to raise any significant capital to expand their operations is very limited. We believe that it is in our best long term interests to assist the Jin Ma Companies in their growth plans. Accordingly, it is likely that we will seek to raise working capital to fund the further expansion of various construction and real estate projects by the Jin Ma Companies as the Jin Ma Companies may not have sufficient working capital to fund new construction and real estate projects as well as to provide working capital necessary for their current projects, ongoing operations and financial obligations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company.

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

The following tables summarize our contractual obligations as of December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +

Contractual Obligations :
Other Indebtedness *	$1,620,978	$136,722	$1,162,958	$321,298	--
Convertible debt	2,183,000	--	2,183,000	--	--
Purchase Obligations	--	--	--	--	--
Total Contractual Obligations:	$3,803,978	$136,722	$3,345,958	$321,298	--

*	Other indebtedness includes long-time loans borrowed from individuals.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2008 we issued 180,000 shares of our common stock valued at $93,600 to our directors as compensation for their services. On January 17, 2008 we also issued 145,349 shares of our common stock valued at $75,581 to our Chief Financial Officer or his assignee as compensation for services rendered to us. All of the recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Horse International, Inc.

Date: February 19, 2008	By: /s/ Liankuan Yang

Liankuan Yang

Chief Executive Officer, Principal Executive Officer

Date: February 19, 2008	By: /s/ Adam Wasserman

Adam Wasserman

Chief Financial Officer, Principal Financial and Accounting officer