Form 10-Q
period 2008-03-31
GOLD HORSE INTERNATIONAL, INC.
filed 2008-05-23
CIK 1111284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2008

or

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

86 (471) 339 7999
(Registrant's telephone number, including area code)

N/A.
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No࿠

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,544,603 shares at April 30, 2008.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Unless specifically set forth to the contrary, when used in this prospectus the terms:

•	"Gold Horse International," the "Company, "we," "us," "ours," and similar terms refers to Gold Horse International, Inc., a Florida corporation,
•	"Gold Horse Nevada" refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,
•	"Global Rise" refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,
•	"IMTD" refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,

•	"Jin Ma Real Estate" refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,
•	"Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,
•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,
•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, and
•	"PRC" or "China" refers to the People's Republic of China.

The information which appears on our web site at www.goldhorseinternational.com is not part of this report.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30
	2008	2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,029,847	$251,044
Accounts receivable, net	5,443,228	5,246,986
Inventories, net	67,194	20,477
Advances to suppliers, net	293,688	198,113
Other receivable, net	264,647	193,815
Deferred debt costs	153,480	-
Real estate held for sale	389,795	1,149,906
Construction in process	2,864,300	-
Cost and estimated earnings in excess of billings	-	15,237
Deposit	142,406	131,151

Total Current Assets	11,648,585	7,206,729

Deposit on land use rights	3,837,894	2,223,069
Due from related parties, net	871,602	1,047,832
Property and equipment, net	6,750,091	4,731,168
Intangible asset	174,259	160,487

Total Assets	$23,282,431	$15,369,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$3,311,856	$611,215
Accrued expenses	319,718	1,091,154
Taxes payable	213,298	532,257
Advances from customers	205,325	609,574
Loans payable, current portion	142,406	-
Convertible debt, net	545,750	-
Billings in excess of costs and estimated earnings	5,124	124,021

Total Current Liabilities	4,743,477	2,968,221

Loans payable, net of current portion	1,545,954	1,686,077

Total Liabilities	6,289,431	4,654,298

Commitments

Stockholders' equity:
Preferred stock ($.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value; 300,000,000 shares authorized; 52,544,603 and 50,000,002 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively)	5,254	5,000
Non-controlling interest in variable interest entities	6,097,853	5,954,807
Additional paid-in capital	4,568,639	-
Statutory reserve	737,052	594,006
Retained earnings	3,865,519	3,616,296
Other comprehensive gain - foreign currency	1,718,683	544,878

Total Stockholders' Equity	16,993,000	10,714,987

Total Liabilities and Stockholders' Equity	$23,282,431	$15,369,285

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$3,524,291	$6,459,404	$17,585,684	$18,052,407
Hotel	766,158	679,493	2,339,870	1,910,049
Real estate	304,755	2,606	1,560,283	407,946

Total Revenues	4,595,204	7,141,503	21,485,837	20,370,402

COST OF SALES
Construction	3,027,432	5,369,856	14,895,208	15,084,056
Hotel	456,677	364,390	1,318,281	1,001,087
Real estate	196,377	1,843	938,406	288,644

Total Cost of Sales	3,680,486	5,736,089	17,151,895	16,373,787

GROSS PROFIT	914,718	1,405,414	4,333,942	3,996,615

OPERATING EXPENSES:
Hotel operating expenses	19,347	78,077	75,661	222,655
Bad debt expense	489,184	-	796,875	481,763
Salaries and employee benefits	231,764	34,272	550,262	129,840
Depreciation and amortization	135,010	83,357	361,126	216,063
General and administrative	85,344	18,407	369,071	81,823

Total Operating Expenses	960,649	214,113	2,152,995	1,132,144

INCOME (LOSS) FROM OPERATIONS	(45,931)	1,191,301	2,180,947	2,864,471

OTHER INCOME (EXPENSE):
Other expense	(26)	2,426	(1,698)	339
Registration rights penalty	(55,000)	-	(55,000)	-
Interest income	4,992	-	7,106	553
Interest expense	(565,973)	(67,823)	(858,378)	(186,600)

Total Other Expense	(616,007)	(65,397)	(907,970)	(185,708)

INCOME (LOSS) BEFORE INCOME TAX	(661,938)	1,125,904	1,272,977	2,678,763

INCOME TAX	149,851	704,945	880,708	1,041,857

NET INCOME (LOSS)	(811,789)	420,959	392,269	1,636,906

COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain	615,780	98,779	1,173,805	291,400

COMPREHENSIVE INCOME (LOSS)	$(196,009)	$519,738	$1,566,074	$1,928,306

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.02)	$0.01	$0.01	$0.03
Diluted	$(0.02)	$0.01	$0.01	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52,483,824	48,500,000	51,210,607	48,500,000
Diluted	52,483,824	48,500,000	55,970,580	48,500,000

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$392,269	$1,636,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	361,126	216,063
Bad debt expense	796,875	481,763
Common stock issed for services	156,680	-
Interest expense from amortization of debt discount	545,750	-
Amortization of debt issuance costs	51,160	-
Changes in assets and liabilities:
Accounts receivable	(647,734)	6,247,764
Inventories	(42,682)	236,239
Other receivables	163,366	10,499
Advance to suppliers	(62,728)	1,122,711
Prepaid expenses	-	-
Costs and estimated earnings in excess of billings	15,707	-
Real estate held for sale	815,288	-
Construction in process	(2,719,216)	-
Other assets	-	(126,987)
Accounts payable and accrued expenses	1,698,293	(8,668,466)
Income tax payable	(346,164)	3,661
Advances from customers	(433,432)	222,448
Billings in excess of costs and estimated earnings	(122,978)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	621,580	1,382,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from related party	83,424	-
Proceeds from sale of property and equipment	7,993	-
Payment of deposits for land use rights	(1,351,923)	(660,998)
Purchase of property and equipment	(1,900,345)	(281,677)
NET CASH USED IN INVESTING ACTIVITIES	(3,160,851)	(942,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	2,183,000	-
Payment of placement fees	(204,640)	-
Repayment of loans payable	(135,192)	-
Repayments on related party advances	-	(221,753)
Capital contributions	140,507	-
Proceeds from sale of common stock	2,219,252	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,202,927	(221,753)

EFFECT OF EXCHANGE RATE ON CASH	115,147	9,980

NET INCREASE IN CASH & CASH EQUIVALENTS	1,778,803	228,153

CASH & CASH EQUIVALENTS - beginning of year	251,044	180,924

CASH & CASH EQUIVALENTS - end of the period	$2,029,847	$409,077

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$855,027	$186,600
Incometaxes	$1,188,993	$1,041,857

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

On October 10, 2007, the Company established Inner Mongolia (Cayman) Technology & Development Ltd. ("IMTD"), a wholly-foreign owned enterprise incorporated in the PRC and wholly-owned subsidiary of Global Rise,

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

The relationship among the above companies as follows:

As a result of these Contractual Agreements, the acquisition of Gold Horse Nevada and the Jin Ma Companies by the Company was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Gold Horse Nevada held a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, Gold Horse Nevada is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statement data presented are those of the Jin Ma Companies for all periods prior to the Company's acquisition of Gold Horse Nevada on June 29, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

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
March 31, 2008

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
March 31, 2008

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($). In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2008, and the results of operations and cash flows for the three and nine months ended March 31, 2008 and 2007. The operating results for the nine month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The audited financial statements for the year ended June 30, 2007 filed with the Securities and Exchange Commission are hereby referenced. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2007 Form 10-KSB.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned and majority-owned subsidiaries including variable interest entities ("VIEs") for which the Company is the primary beneficiary.

The accompanying consolidated financial statements include the accounts of Gold Horse International, Inc. and its wholly owned subsidiaries, Gold Horse Nevada, Global Rise and Inner Mongolia (Cayman) Technology and Development, Ltd., and its variable interest entities Jin Ma Construction, Jin Ma Hotel and Jin Ma Real Estate. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the nine months ended March 31, 2008 and 2007 include the allowance for doubtful accounts, the useful life of property and equipment, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings, and the valuation of warrants and beneficial conversions.

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2008 and June 30, 2007, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $1,580,211 and $740,338, respectively, on its total accounts receivable. Additionally, at March 31, 2008 and June 30, 2007, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $776,795 and $923,803, respectively.

Inventories

Inventories, consisting of construction materials and consumable goods related to the Company’s hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Advances to suppliers

The Company advances to certain vendors for purchase of construction materials and services. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $293,688 and $198,113, respectively, as at March 31, 2008 and June 30, 2007.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At March 31, 2008 and June 30, 2007, real estate held for sale amounted to $389,795 and $1,149,906, respectively.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of March 31, 2008, construction in process was $2,864,300.

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

Advances from customers

Advances from customers at March 31, 2008 and June 30, 2007 of $205,325 and $609,574, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended March 31, 2008 and during the year ended June 30, 2007.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2008 and June 30, 2007, there were no significant book and tax basis differences.

Pursuant to the PRC Income Tax Laws, prior to January 1, 2008, the Company is subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs").

The key changes are:

a.	The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%; and
b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

Earnings and diluted earnings per common share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible debt (using the if-converted method) and warrants. Dilutive securities were not include for the three months ended March 31, 2008 since they were anti-dilutive. The following table presents a reconciliation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income (loss) used for basic and diluted earnings (loss) per share	$(811,789)	$420,959	$392,269	$1,636,906

Weighted average shares outstanding – basic	52,483,824	48,500,000	51,210,607	48,500,000
Effect of dilutive securities:
Unexercised warrants	—	—	1,921,612	—
Convertible debentures	—	—	2,838,361	—
Weighted average shares outstanding– diluted	52,483,824	48,500,000	55,970,580	48,500,000
Earnings (loss) per share – basic	$(0.02)	$0.01	$0.01	$0.03
Earnings (loss) per share – diluted	$(0.02)	$0.01	$0.01	$0.03

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in China. Total cash in state-owned banks at March 31, 2008 amounted to $2,011,656, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Stock-based compensation

The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There were no options outstanding as of March 31, 2008 and 2007.

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended March 31, 2008 and 2007 was $68,712 and $9,980, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at March 31, 2008 and June 30, 2007 were translated at 7.0222 RMB to $1.00 USD and at 7.6248 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the nine months ended March 31, 2008 and 2007 were 7.39687 RMB and 7.82854 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

At March 31, 2008 and December 31, 2007, the cumulative translation adjustment of $1,718,683 and $544,878, respectively, was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. For the nine months ended March 31, 2008 and 2007, accumulated other comprehensive income was $1,566,074 and $1,928,306, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the nine months ended March 31, 2008 and 2007, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment (Refer to Note 12).

Recent accounting pronouncements

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Since we do not contribute toward any pension plan for our employees, the initial recognition and required disclosures required by SFAS 158 are not applicable at this time.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

NOTE 2 - INVENTORIES

At March 31, 2008 and June 30, 2007, inventories consisted of the following:

	March 31,	June 30,
	2008	2007
Construction materials	$2,239	$1,746
Consumable goods	64,955	18,731

	$67,194	$20,477

NOTE 3 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs in excess of billings at March 31, 2008 and June 30, 2007 consisted of:

	March 31,	June 30,
	2008	2007
Costs incurred on uncompleted contracts	$5,784,879	$8,980,006
Estimated earnings	1,277,851	2,072,159
	7,062,730	11,052,165
Less billings to date	(7,067,854)	(11,160,949)

	$(5,124)	$(108,784)

Amounts are included in the accompanying balance sheets under the following captions:

	March 31,	June 30,
	2008	2007
Costs and estimated earnings in excess of billings	$-	$15,237
Billings in excess of costs and estimated earnings	(5,124)	(124,021)

	$(5,124)	$(108,784)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 4 – DEPOSITS ON LAND USE RIGHTS

For the development of a new commercial real estate projects, the Company must first obtain granted land use rights. Land use rights can be granted through bidding, auction and listing. The Company then will enter into a land use right grant contract with the relevant government authority. At March 31, 2008 and June 30, 2007, the Company made deposits with various governmental agencies to acquire a long-term interest’s to utilize certain land to construct real property for sale or development. In order to obtain the provincial government’s permission to build on top on the land, the Company will need to make additional payments to the respective governmental agency. Since the Company has not received the final land use rights contract or the license to build on these lands, the Company has reflected these deposits as “deposits on land use rights” on the accompanying balance sheets. Upon obtaining the land use contracts, the deposit on land use rights is to be transferred to construction in process. At March 31, 2008 and June 30, 2007, deposits on land use rights were as follows:

	March 31,	June 30,
	2008	2007
Nan Yuan Estates (residence buildings)	$2,413,839	$2,223,069
Inner Mongolia Electrical Vocational Technical School (old location)	640,825
Procuratorate (Yu Quan) Housing Estates	783,230	-

	$3,837,894	$2,223,069

(a)	As approved by the Hohhot municipal government, the Inner Mongolia Vocational School is being relocated. This amount represents a deposit on the right to acquire the land use right s at this location.

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2008 and June 30, 2007, property and equipment consist of the following:

		March 31,	June 30,
		2008	2007
	Useful Life
Office equipment	5 Years	$63,237	$49,230
Machinery equipment	5-15 Years	4,261,115	2,467,724
Vehicles	10 Years	461,338	61,390
Building and building improvements	20 – 40 Years	4,080,943	3,758,419
		8,866,633	6,336,763

Less: accumulated depreciation		(2,116,542)	(1,605,595)

		$6,750,091	$4,731,168

Depreciation of property and equipment is provided using the straight-line method. For the nine months ended March 31, 2008 and 2007, depreciation expense amounted to $361,126 and $216,063, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 6 – INTANGIBLE ASSET

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. The Company has recorded the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. This type of arrangement is common for the use of land in the PRC. The land use rights are valued at a fixed amount RMB 1,223,679, fluctuated by the exchange rate. At March 31, 2008 and June 30, 2007, the land use rights are valued at $174,259 and $160,487, respectively. Under the terms of the agreement, the Company has rights to use certain land for a period to be specified when the land is put into use. As of March 31, 2008, this land has not been entered into service. The Company will amortize these land use rights over the contract period when determined.

NOTE 7 – ACCRUED EXPENSES

At March 31, 2008 and June 30, 2007, accrued expenses consist of the following:

	March 31,	June 30,
	2008	2007
Construction payable	$-	$223,309
Accrued interest payable	109,419	676,587
Employees benefit	152,432	148,791
Accrued payroll	2,867	28,638
Accrued registration rights penalty	55,000	-
Other accounts payable	-	13,829
	$319,718	$1,091,154

NOTE 8 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. There is no indication that the related party receivable balances would be repaid within one year. Due from related parties was due from the following;

		March 31,	June 30,
Name	Relationship	2008	2007
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$871,602	$999,984
Yang Liankuan	Officer and director	-	47,848

		$871,602	$1,047,832

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 9 – LOANS PAYABLE

Loans payable consisted of the following at March 31, 2008 and June 30, 2007:

	March 31,	June 30,
	2008	2007
Loans to various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured.	$1,007,661	$993,600

Loans to various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured.	111,076	167,873

Loans to various unrelated parties, due in August 2008 with annual interest of 14.4% and unsecured	140,406	131,151

Loans to various unrelated parties, due in January 2010 with annual interest of 18% and unsecured.	92,564	85,248

Loans to various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	185,127	170,496

Loans to various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	35,601	32,788

Loans to various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	113,925	104,921
Total loans payable	1,688,360	1,686,077
Less : Current portion	(142,406)	-
Long term liability	$1,545,954	$1,686,077

For the nine months ended March 31, 2008 and 2007, interest expense related to these loans amounted to $192,169 and $186,600, respectively. Future maturities of long-term debt are as follows:

Period ended March 31:
2009 (current liability)	$142,406
2010	$1,211,301
2011	$35,601
2012	$299,052

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

The Company granted the purchasers certain piggy-back registration rights. In addition, the Company agreed to file a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the $3,275,000 principal amount debentures and the warrants so as to permit the public resale thereof within 45 days from the first closing date. The Company is subject to the payment to the holders liquidated damages if it fails to file the registration statement within 45 days from the date of the Securities Purchase Agreement, or if the registration statement is not declared effective within 120 days from the date of the Securities Purchase Agreement (or 150 days if the staff of the SEC reviews the filing), or if all the securities are not registered by April 30, 2008 as well as certain other events. The liquidated damages, which are payable in cash, will be calculated at 1.5% of the aggregate purchase price paid by each holder for every 30 day period, with a maximum of 18% of the aggregate purchase price. If the Company fails to pay all or any portion of these liquidated damages, they accrue interest at 18% per annum. The Company is obligated to pay all expenses associated with the registration statement, other than fees and expenses of the holders counsel, if any, any commissions payable by the holders on the sale of the underlying securities. The Company filed its registration on January 23, 2008 and has received a full review. As of the date of this report, the registration statement has not been declared effective. Accordingly, pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, the Company has recorded a registration rights penalty of $55,000. The Company believes the registration statement will be declared effective by June 10, 2008.

The Company concluded that since the series A convertible redeemable preferred stock had a fixed redemption price of $0.374, the convertible redeemable preferred stock was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and therefore it qualified as equity under EITF 00-19.

In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. This convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $1,295,233 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the 16-months note term. Additionally, the Company evaluated whether or not the convertible debt contains embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the convertible debt a fixed conversion price of $0.374, the convertible debt.

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

During the nine months ended March 31, 2008, amortization of debt issue costs was $51,160 and has been included in interest expense on the accompanying consolidated statement of operations.. The remaining balance of debt issue costs at March 31, 2008 was $153,480 which will be amortized over the remaining term of the debenture. The amortization of debt discounts for the nine months ended March 31, 2008 was $545,750, which has been included in interest expense on the accompanying consolidated statement of operations. The balance of the debt discount is $1,637,250 at March 31, 2008 which will be amortized over the remaining term of the debenture.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $0.344, the secured convertible debt was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and, although the debt is unconventional, the reset provision is deemed within the Company’s control and therefore it qualified as equity under EITF 00-19

The convertible debenture liability is as follows at March 31, 2008:

Convertible debentures payable	$2,183,000
Less: unamortized discount on debentures	(1,637,250)
Convertible debentures, net	$545,750

NOTE 11 – STOCKHOLDERS’ EQUITY

Common stock

During the six months ended December 31, 2007, the Company sold 2,219,252 shares of common stock to 36 individuals residing in China for net proceeds of $2,219,252.

On January 17, 2008, the Company issued 145,349 shares of common stock to its chief financial officer or his assignee for services rendered. The shares were fair value on the date of grant based on recent trading price. In connection with the issuance of these shares, the Company recorded compensation of $63,080 and prepaid expenses of $12,500, which will be amortized over the service period...

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
March 31, 2008

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

Warrants

Stock warrant activity for the nine months ended March 31, 2008 is summarized as follows:

	Number of	Weighted average	Aggregate
	shares	exercise price	Intrinsic value

Outstanding at June 30, 2007	-	$-	$-
Granted	6,853,604	0.50	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at March 31, 2008	6,853,604	$0.50	$-

The following table summarizes the Company's stock warrants outstanding at March 31, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$0.50	6,853,604	4.92 Years	$0.50	6,853,604	$0.50

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 12 –SEGMENT INFORMATION

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

During the nine months ended March 31, 2008 and 2007, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately. Condensed information with respect to these reportable business segments for the three and nine months ended March 31, 2008 and 2007 is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Construction	$3,524,291	$6,459,404	$17,585,684	$18,052,407
Real Estate	304,755	2,606	1,560,283	407,946
Hotel	766,158	679,493	2,339,870	1,910,049
	4,595,204	7,141,503	21,485,837	20,370,402
Depreciation:
Construction	58,798	36,715	148,991	100,236
Real Estate	11,738	4,354	20,393	7,094
Hotel	64,474	44,288	191,742	108,733
	135,010	83,357	361,126	216,063
Interest expense:
Construction	63,259	67,823	192,169	186,600
Other	502,714	-	666,209	-
	565,973	67,823	858,378	186,600
Net income (loss):
Construction	(234,463)	335,523	774,955	1,319,858
Real Estate	41,772	(10,591)	318,998	46,295
Hotel	138,787	96,027	336,003	270,753
Other	(757,885)	-	(1,037,687)	-
	(811,789)	420,959	392,269	1,636,906
Identifiable assets at March 31, 2008 and June 30, 2007:
Construction	$10,010,027	$9,049,034
Real Estate	9,015,568	2,757,842
Hotel	3,880,202	3,562,409
Other	376,634	-
	$23,282,431	$15,369,285

NOTE 13 - STATUTORY RESERVES

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1.	Making up cumulative prior years' losses, if any;

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the nine months ended March 31, 2008 and 2007. The amount included in the statutory reserves as of March 31, 2008 amounted to $737,052.

NOTE 14 – OPERATING RISK

The Company's operations are subject to a number of risks and uncertainties, including the risk of doing business in the PRC, our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described below as well as the risks described in "Item 1A. - Risk Factors" in our Form 10-K for the year ended December 31, 2007 as filed with the SEC. Readers should carefully review this report in its entirety.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 15 – MAJOR CUSTOMERS & VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Two construction projects, the Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban) and the Riverbank Garden Community provided approximately $9,309,000 or 43.3% and $6,839,000 or 31.8% of the Company’s revenue for the nine months ended March 31, 2008, respectively. At March 31, 2008, the Company had $1,432,241 and $3,713,936 of accounts receivable due from these customers, respectively.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Neither our company nor our subsidiaries, Gold Horse Nevada, Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not have any assets other than limited cash on deposit in U.S. banks which we are using to fund our operating expenses. Pursuant to the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities ("VIEs") we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described in the consolidated financial statements included in this report, the assets and liabilities at March 31, 2008 and June 30, 2007 and the results of operations for the three and nine months ended March 31, 2008 and 2007 are substantially those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing elsewhere herein, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned and majority-owned subsidiaries including variable interest entities ("VIEs") for which we are the primary beneficiary.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, the useful life of property and equipment, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings.

Accounts and other receivables

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2008 and June 30, 2007, we have established, based on a review of our outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $1,062,599 and $740,338, respectively, on our total accounts receivable. Additionally, at March 31, 2008 and June 30, 2007, we established, based on a review of our outstanding other receivable balances, an allowance for doubtful accounts in the amount of $887,855 and $923,803, respectively.

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

Advances from customers

Advances from customers at March 31, 2008 and June 30, 2007 of $205,325 and $609,574, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Revenue recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams:

• Real estate sales which primarily involve the sale of multi-family homes and community environments are reported in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 66, “Accounting for Sales of Real Estate”. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until:

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The adoption of SFAS 159 did not have a material impact on our results of operations, financial position or liquidity.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 are effective on January 1, 2008. The adoption of EITF 06-1 had no effect on our financial position or results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. It is expected that adoption of EITF 07-3 will not have a material impact on tour results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) may have an impact on accounting for future business combinations once adopted.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of SFAS 160 will have on our financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

Results of Operations

Comparison of Three and Nine Months Ended March 31, 2008 and March 31, 2007.

The following table sets forth the results of our operations for the periods indicated:

	For the Three months		For the Nine months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Construction	$3,524,291	$6,459,40	$17,585,684	$18,052,407
Hotel	766,158	679,493	2,339,870	1,910,049
Real Estate	304,755	2,606	1,560,283	407,946
Total Revenues	4,595,204	7,141,503	21,485,837	20,370,402

COST OF SALES:
Construction	3,027,432	5,369,856	14,895,208	15,084,056
Hotel	456,677	364,390	1,318,281	1,001,087
Real Estate	196,377	1,843	938,406	288,644
Total Cost of sales	3,680,486	5,736,089	17,151,895	16,373,787

GROSS PROFIT	914,718	1,405,414	4,333,942	3,996,615

OPERATING EXPENSES:
Hotel operating expenses	19,347	78,077	75,661	222,655
Bad debt expense	489,184	-	796,875	481,763
Salaries and employee benefits	231,264	34,272	550,262	129,840
Depreciation and amortization	135,010	83,357	361,126	216,063
General and administrative	85,344	18,407	369,071	81,823
Total Operating Expenses	960,649	214,113	2,152,995	1,132,144

INCOME (LOSS) FROM OPERATIONS	(45,931)	1,191,301	2,180,947	2,864,471

OTHER INCOME (EXPENSE):
Other income (expense)	(26)	2,426	(1,698)	339
Registration rights penalty	(55,000)	-	(55,000)	-
Interest income	4,992	-	7,106	553
Interest expense	(565,973)	(67,823)	(858,378)	(186,600)
Total Other Income (Expense)	(616,007)	(65,397)	(907,970)	(185,708)

INCOME (LOSS) BEFORE INCOME TAX	(661,938)	1,125,904	1,272,977	2,678,763

INCOME TAX	149,851	704,945	880,708	1,041,857

NET INCOME (LOSS)	$(811,789)	$420,959	$392,269	$1,636,906

Nine months ended March 31, 2008 compared to nine months ended March 31, 2007

Net Revenues. Overall, for the nine months ended March 31, 2008, our net revenues decreased $1,115,435 or approximately 5.5% from the comparable period in fiscal 2007. The following table provides information on the percentage of our net revenues in each period which are attributable to our three reporting segments:

	Nine Months Ended		%
	2008	2007	Change(+/-)
	(unaudited)

Jin Ma Construction	81.8%	88.6%	-6.8%
Jin Ma Hotel	10.9%	9.4%	+1.5%
Jim Ma Real Estate	7.3%	2.0%	+5.3%
Total	100.0%	100.0%

The overall decrease in net revenues in the nine month period was mainly due to a decrease in revenues from Jin Ma Construction of approximately 2.6% in the 2008 period from the 2007 period resulting from the use of our construction resources in connection with the construction of buildings for the Inner Mongolia Electrical Vocational Technical School, which we are constructing on behalf of our Jin Ma Real Estate segment which will be leased to the vocational school for a period of 26 years. The costs associated with this project are reflected on our balance sheet as construction in process and we will not recognize any revenues on this project until the project is complete and we begin receiving lease income. We estimate that this project should be completed in August 2008. Jin Ma Construction completed the Xiao Kang Xin Cun Residential apartment project during the nine months ended March 31, 2008 and began another new project during the period. Two construction projects, Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban) and the River Bank Garden Community represented approximately 43.3% and approximately 31.8%, respectively, of Jin Ma Construction’s revenues for the nine months ended March 31, 2008. The decrease in net revenues from Jin Ma Construction during the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 were offset by increases in net revenues in the 2008 period as compared to the 2007 period by both Jin Ma Hotel and Jin Ma Real Estate. Net revenues for our hotel operations increased $429,821 or approximately 22.5% for the nine months ended March 31, 2008 from the comparable periods in fiscal 2007, because of an increase in tourism resulting from the completion of the Muslim Scenic Route through Hohhot City. Finally, net revenues for our real estate development operation increased $1,152,337 or approximately 282% in the nine months ended March 31, 2008 from the comparable period in fiscal 2007 due to the sale of apartments from our inventory of completed projects.

Cost of Sales. Overall, cost of sales as a percentage of net revenues remained relatively constant for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. Cost of sales from our construction operations as a percentage of construction segment revenues increased 1% for the nine months ended March 31, 2008 from the comparable periods in fiscal 2007. The increase in cost of sales from our construction operation were partly attributable to increases in costs for building supplies, labor costs, and other costs incurred on our projects. Cost of sales related to our hotel operation as a percentage of hotel revenues increased approximately 4.2% for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007, which was primarily attributable to an increase in food costs. These increases were offset by a decrease in cost of sales as a percentage of net revenues in our real estate segment which decreased approximately 10.7% for the nine months ended March 31, 2008 from the comparable fiscal 2007 periods. We started to generate revenues from this segment during the three month ended December 31 2006 period and a higher cost of sales as a percentage of net revenues is associated with initial start up costs.

Gross Profit. Overall, gross profit increased $337,327 or approximately 8.4% for the nine months ended March 31, 2008 from the nine months ended March 31, 2007. For the nine months ended March 31, 2008 our gross profit percentage was 20.2% as compared to 19.6% for the nine months ended March 31, 2007.

Operating Expenses. For the nine months ended March 31, 2008, overall operating expenses increased $1,020,851 or 90.2% as compared to the nine months ended March 31, 2007. Our total operating expenses were approximately 10% of our total net revenues in the 2008 period as compared to approximately 5.6% in the 2008 period. This increase was mainly due to increases in salaries and employee benefits, bad debt, depreciation expense, and other general and administrative expenses offset by a decrease in hotel operating expenses and bad debt as discussed below.

Hotel Operating Expenses. Hotel operating expenses decreased by $146,994 or approximately 66% for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. Hotel operating expenses were approximately 3% of revenues from this segment for the nine months ended March 31, 2008 as compared to approximately 12% for the nine months ended March 31, 2007 due to the write off of supply inventory in the 2007 period for which there was not a comparable expense in the 2008 period.

Bad Debt Expense. For the nine months ended March 31, 2008, bad debt expense amounted to $796,875 as compared to $481,763 for the nine months ended March 31, 2007, an increase of $315,112 or approximately 65.4%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We are currently reviewing our credit policies and began aggressively pursuing overdue accounts.

Salaries and Employee Benefits.  During the fiscal 2008 periods our salaries and employee benefits increased $420,422 or approximately 323% as compared from the comparable period in fiscal 2007, as we increased the number of our employees. These increases included increases in our accounting staff and administrative staff to meet the needs of becoming a public entity as well as increases in real estate sales staff as our sales in this segment increased.

Depreciation and Amortization.  For the nine months ended March 31, 2008, depreciation and amortization increased $145,063 or approximately 67%, respectively, from the comparable periods in fiscal 2007 relating to the acquisition of construction equipment in the current period.

General and Administrative Expenses.  General and administrative expenses consist of office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense as well as expenses incurred to operate our company in the US. General and administrative expenses increased $287,248 or 351% for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. The increase was attributable to a significant increase in professional fees of $189,563 and an increase in other general and administrative expenses.

Total Other Expense. Total other expense increased $722,262 or approximately 389% for the nine months ended March 31, 2008 from the comparable period in fiscal 2007. The increase is primarily attributable to an increase in interest expense of approximately $615,000 related to amortization of debt discount and deferred debt costs and the payment interest on our 10% Secured Convertible Debentures in November 2007 and the accrual of a registration rights penalty of $55,000 during the 2008 period.

Net Income. Net income decreased $1,244,637 or 76% from a net income of $1,636,906 for the nine months ended March 31, 2007 to net income of $392,269 for the nine months ended March 31, 2008. The decrease for the nine months ended March 31, 2008 as compared to the comparable periods in fiscal 2007 was due primarily to an increase in operating expenses and an increase in interest expense. This translates to basic per common share of $0.01 and $0.03, and diluted net income per common share of $0.01 and $0.03, for the nine months ended March 31, 2008 and 2007, respectively.

Comprehensive Income. For the nine months ended March 31, 2008 we reported unrealized gain on foreign currency translation of $1,173,805 as compared to $291,400 for the nine months ended March 31, 2007 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements. As a result of this non-cash gain, we reported comprehensive income of $1,566,074 for the nine months ended March 31, 2008 as compared to $1,928,306 for comparable fiscal 2007 period.

Three Months ended March 31, 2008 compared to three months ended March 31, 2007

Net Revenues. Overall, for the three months ended March 31, 2008, our net revenues decreased $2,935,113 or approximately 41% from the comparable period in fiscal 2007. The following table provides information on the percentage of our net revenues in each period which are attributable to our three reporting segments:

	Three Months Ended
	2008	2007	% Change (+/-)
	(unaudited)

Jin Ma Construction	76.7%	90.4%	-13.7%
Jin Ma Hotel	16.7%	9.5%	+7.2%
Jim Ma Real Estate	6.6%	7.1%	-0.5%
Total	100.0%	100.0%

For the three months ended March 31, 2008, we had a decrease in revenues in construction segment of $2,935,000 or approximately 44% from the comparable periods in fiscal 2007. As set forth above, the decrease in net revenues in the three month period was mainly due to the use of our construction resources in connection with the construction of buildings for the Inner Mongolia Electrical Vocational Technical School. One construction project, River Bank Garden Community represented approximately 88% of Jin Ma Construction’s revenues for the nine months ended March 31, 2008. We completed our construction project, Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban), in December 2007. Revenues for our hotel operations increased $86,665 or approximately 13% in the three months ended March 31, 2008 because of an increase in tourism resulting from the completion of the Muslim Scenic Route through Hohhot City. Finally, revenues for our real estate development operation increased $302,149 for the three months ended March 31, 2008 from the comparable period in fiscal 2007 due to the sale of inventory of unit held for sale which we did not have in the prior period.
Cost of Sales. Overall, cost of sales as a percentage of net revenues remained relatively constant for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Cost of sales from our construction operation as a percentage of construction revenues increased 2.8% for the three months ended March 31, 2008 from the comparable periods in fiscal 2007 partly attributable to increases in costs for building supplies, labor costs, and other costs incurred on our projects. Cost of sales as a percentage of revenues for our hotel operation increased approximately 6% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, which was primarily attributable to an increase in food costs. Cost of sales for our real estate development operation as a percentage of real estate revenues decreased approximately 6.3% for the three months ended March 31, 2008. We started to generate revenues from this segment during the three month ended December 31 2006 period and a higher cost of sales as a percentage of net revenues is associated with initial start up costs.

Gross Profit. Overall, gross profit decreased $490,696 or approximately 35% for the three months ended March 31, 2008 from the comparable period in fiscal 2007. For the three months ended March 31, 2008 our gross profit percentage was 19.9% as compared to 19.7% for the three months ended March 31, 2007.

Operating Expenses. For the three months ended March 31, 2008, overall operating expenses increased $746,536 or approximately 348.7% as compared to the three months ended March 31, 2007. Our total operating expenses were approximately 20.9% of our total net revenues in the 2008 period as compared to approximately 3.0% in the 2008 period. These increases these increases were mainly due to increases in salaries and employee benefits, depreciation expense, and bad debt expenses and other general and administrative expenses offset by a decrease in hotel operating expenses, bad debt and general and administrative expenses as discussed below.

Hotel Operating Expenses. Hotel operating expenses decreased by $58,730 or approximately 75% for the three months ended March 31, 2008 from the comparable period in fiscal 2006. Hotel operating expenses were approximately 3% of revenues from this segment for the three months ended March 31, 2008 as compared to approximately 11.5% for the three months ended March 31, 2007 due to the write off of supply inventory in the 2007 period for which there was no comparable expense in the 2008 period.

Bad Debt Expense. For the three months ended March 31, 2008, bad debt expense amounted to $489,184 as compared to $0 for the three months ended March 31, 2007. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We are currently reviewing our credit policies and began aggressively pursuing overdue accounts.

Salaries and Employee Benefits.  During the three months ended March 31, 2008, our salaries and employee benefits increased $197,492 or approximately 575% as compared from the comparable period in fiscal 2007, as we increased the number of our employees. These increases included increases in our accounting staff and administrative staff to meet the needs of becoming a public entity as well as increases in real estate sales staff as our sales in this segment increased.

Depreciation and Amortization.  For the three months ended March 31, 2008, depreciation and amortization increased $51,653 or approximately 62% from the comparable periods in fiscal 2007 relating to the acquisition of construction equipment in the current period.

General and Administrative Expenses.  General and administrative expenses consist of office expenses and supplies, utilities, telephone and communications, maintenance, insurance and automobile expense as well as expenses incurred to operate our company in the US. General and administrative expenses increased significantly in the three months ended March 31, 2008 to $85,344 from $18,407 for the three months ended March 31, 2007 as a result of significant increases in our offices supplies, insurance coverage, travel and other expenses to meet the needs of becoming a public entity.

Total Other Expense. Total other expense increased $550,610 or 842% for the three months ended March 31, 2008 from the three months ended March 31, 2007. The increase is primarily attributable to an increase in interest expense of related to amortization of debt discount and deferred debt costs and the payment interest on our 10% Secured Convertible Debentures in November 2007 and the accrual of a registration rights penalty of $55,000 during the 2008 period.

Net Income. For the three months ended March 31, 2008, we incurred a net loss of $811,789 as compared to net income of $420,959 for the three months ended March 31, 2007. This translates to basic income (loss) per common share of $(0.02) and $0.01, and diluted net income (loss) per common share of $(0.01) and $0.01, for the three months ended March 31, 2008 and 2007, respectively.

Comprehensive Income. For the three months ended March 31, 2008 we reported unrealized gain on foreign currency translation of $615,780 as compared to $98,779 for the three months ended March 31, 2007. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements. As a result of this non-cash gain, we reported comprehensive loss of $196,009 for the three months ended March 31, 2008 as compared to $519,738 for comparable fiscal 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At March 31, 2008, we had a cash balance of $2,029,847. Total cash of $2,011,656 is located in financial institutions in China under the control of the Jin Ma Companies, with the balance maintained in U.S. accounts which is under our control.

Our working capital position increased $2,766,237 to $6,905,108 at March 31, 2008 from $4,238,508 at June 30, 2007. This increase in working capital is primarily attributable to net proceeds of approximately $4,198,000 from the sales of our securities and from net proceeds from convertible debt and an increase in construction in process of $2,864,300 offset by an increase in convertible debt (net of debt discount) of $545,750 and an increase in accounts payable of approximately $2,700,000. We have lent $1,800,000 of the net proceeds received from our convertible debt to the Jin Ma Companies, which they are using as working capital for their current operations and to fund their registered capital requirements under PRC wholly-owned foreign enterprise rules. These advances are unsecured and interest free. Upon receipt of additional funds from the second closing of the sale of our 10% Secured Convertible Debentures, we intend to transfer additional funds to the Jin Ma Companies. It is anticipated that this advance will also be unsecured and interest free. There has been no repayment schedule fixed for the funds advanced to date to the Jin Ma Companies and we do not anticipate that a repayment schedule will be established for any additional funds we should advance.

Our current assets increased $4,441,856 at March 31, 2008 from June 30, 2007. This increase includes:

•	At March 31, 2008, cash balance was $2,029,847 as compared to $251,044 at June 30, 2007, an increase of $1,778,803.

•
At March 31, 2008 current portion of accounts receivable, net of allowance for doubtful accounts, was $5,443,228 as compared to $5,246,986 at June 30, 2007, an increase of $196,242 and was attributable to our construction segment. We anticipate that the balance of these accounts receivable will be paid in accordance with each of their terms.

•
Our inventory of real estate held for sale at March 31, 2008 was $389,705 as compared to $1,149,906 at June 30, 2007, a decrease of $176,230. We will continue to sell our current inventory of real estate. If we sell our remaining inventory of real estate and have no additional units in our inventory, our cash flows from the sale of real estate inventory may decrease.

•
During the nine months ended March 31, 2008, we capitalized construction cost in connection to the development of building for the Inner Mongolia Electrical Vocational Technical School of $2,864,300. In November 2007, Jin Ma Real Estate entered into an agreement with the Vocational School to construct various student dormitory buildings at the school’s new location. Jin Ma Real Estate is responsible for all costs associated with the completion of the student dormitory buildings which are being constructed by Jin Ma Construction. Pursuant to this agreement, upon completion of the construction project, Jin Ma Real Estate will lease these buildings to the Vocational School for a period of 26 years at an annual amount of 4,800,000 RMB or approximately $685,000. During the lease term, Jin Ma Real Estate will not have any other participation or obligations to the school. At the end of the lease, the title to the buildings will be transferred to the Vocational School.

Our balance sheet at March 31, 2008 also reflects notes payable to third parties of approximately $1,688,360 due through September 2012 which was a working capital loan made to us by these third parties. These loans bear annual interest rates ranging from 14.4% to 18% and are unsecured. In October and November 2007, we paid these third parties accrued interest due of approximately $786,000.
Our balance sheet at March 31, 2008 reflects a due from related parties of $871,602 which represents advances to a related party for working capital. These advances could also be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002 which prohibits a public company from extending or maintaining credit or arranging for the extension of credit in the form of a "personal loan" to an officer or director. If it is determined that these working capital advances violated Section 402 of the Sarbanes Oxley Act of 2002, we could become subject to SEC investigations and/or litigation, which may not be resolved favorably and will require significant management time and attention, and we could incur costs, which could negatively affect our business, results of operations and cash flows. While at June 30, 2007 it was management’s intent to collect these amounts prior to December 31, 2007, the balances have yet to be repaid and there is no indication that the related party receivable balances will be repaid within one year. Accordingly, we have reclassified these balances to a long-term receivable.

Net cash flow provided by operating activities was $621,580 for the nine months ended March 31, 2008 as compared to net cash provided $1,382,601 for the nine months ended March 31, 2007, a decrease of $761,021. The decrease in net cash flow provided by operating activities in the 2008 period as compared to the 2007 period was primarily due to an increase in advances to suppliers of $1,108,890, the increase in cash used to fund construction in process of $2,719,216, the payment of accounts payable and accrued expenses of $642,811, including the payment of accrued interest of approximately $786,000 and a decrease in advances from customers of $459,089 offset by an increase in our net income.

Net cash flow used in investing activities was $3,160,851 for the nine months ended March 31, 2008 as compared to cash used in investing activities of $942,675 for the nine months ended March 31, 2007. For the nine months ended March 31, 2008, cash used in investing activities consisted of cash used for the purchase of property and equipment of $1,900,345, $854,866 which included heavy equipment for our construction segment and the payments of a deposit on land use rights of $1,351,923, offset by an increase in due from related parties of $83,424. For the nine months ended March 31, 2007, cash used in investing activities consisted of an increase in cash used for the purchase of property and equipment and deposits on land use rights of $660,998.

Net cash flow provided by financing activities was $4,202,927 for the nine months ended March 31, 2008 which was primarily attributable to proceeds received from the sale of our common stock of $2,219,252 and net proceeds from convertible debt of $2,183,000 offset by a repayment of loans payable of $135,192 and a payment of placement fees of $204,640. For the nine months ended March 31, 2007, we used cash for the repayment of related party advances of $221,753.

We have no operations other than the Contractual Arrangements with the Jin Ma Companies and, accordingly, we are dependent upon the quarterly service fees due us to provide cash to pay our operating expenses. Such payments have not been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At March 31, 2008 the Jin Ma Companies owned us approximately $1,900,000 for such fees and we do not know when such funds will be paid to us. Our CEO is also the CEO and principal shareholder of the Jin Ma Companies. Accordingly, we are solely reliant upon his judgment to ensure that these funds advanced to the Jin Ma Companies are repaid to us. If these funds should not be repaid, or if the Jin Ma Companies should continue to withhold payment of the quarterly service fee due us under the Contractual Arrangement, it is possible that we will not have sufficient funds to pay our operating expenses in future periods.

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
	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +

Contractual Obligations :
Other Indebtedness *	$$1,688,360	$142,406	$1,246,902	$299,052	—
Convertible debt	$2,183,000	2,183,000	—	—	—
Purchase obligations	$—	—	—	—	—
Total Contractual Obligations:	$$3,871,360	$2,325,406	$1,246,902	$299,052	-

•	Other indebtedness includes long-time loans borrowed from individuals.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In May 2008 we were required to restate our financial statements at December 31, 2007 and for the three and six months then ended to correct an accounting error to properly reflect the accounting for the vocational school construction project that Jin Ma Construction is currently constructing. We originally recorded this project as a third-party construction project pursuant to our normal revenue recognition policies. However, because Jin Ma Real Estate is a party to an agreement to lease these buildings to a third party for a period of 26 years, we have subsequently determined that the proper accounting for this construction project should have been to reflect the costs incurred to date a construction ion process as part of our property and equipment and to eliminate any revenues, cost of sales and related gross profit. This control deficiency in our ability to properly record construction in progress is a material weakness in both our disclosure controls and procedures and our internal control over financial reporting. While we have taken certain remedial steps to correct these control deficiencies, we have an inadequate number personnel in China with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Other than changes associated with our recordation of construction in progress, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable to a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

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

Gold Horse International, Inc.

Date: May 20, 2008	By: /s/ Liankuan Yang
Liankuan Yang
Chief Executive Officer, Principal Executive Officer

Date: May 20, 2008	By: /s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer, Principal Financial and Accounting officer