Form 10-Q/A
period 2007-12-31
GOLD HORSE INTERNATIONAL, INC.
filed 2008-05-28
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to Form 10-QSB on

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

FORM 10-Q/A

Amendment No. 1

QUARTERLY PERIOD ENDED DECEMBER 31, 2007

EXPLANATORY PARAGRAPH

We are amending our Form 10-QSB for the period ended December 31, 2007 to restate our Consolidated Balance Sheet at December 31, 2007 and Consolidated Statements of Income, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements for the periods ended December 31, 2007, and to revise disclosure related to same which appeared in our Form 10-QSB as filed on February 19, 2008. On April 25, 2008, we determined it was necessary to revise our consolidated financial statements to properly reflect the accounting for a certain construction project that we are currently constructing. Pursuant to an agreement, we will lease these buildings to a third party for a period of 26 years. We originally recorded this project as a third-party construction project pursuant to our normal revenue recognition policies. Additionally, we reclassified balances reflected in non controlling interest in variable interest entities to additional paid-in capital. In connection with the revision of our consolidated financial statements, as of December 31, 2007 and for the three and six months ended December 31, 2007, we:

(1)

Reduced net revenues by $1,065,777, reduced cost of sales by $908,468 and reduced the corresponding gross profit by $157,309 related to an error in the elimination of inter-company net revenues and related cost of sales and gross profits;

(2)	Reduced taxes payable and the corresponding income tax expense by $53,275 and $51,912, respectively;
(3)	Increased construction in process to reflects capitalized costs incurred to date of $932,336;
(4)	Eliminated intercompany accounts receivable of $727,636
(5)	Reclassification of advances to suppliers to deposit on land use rights of $683,611.
(6)	Reduced advances to suppliers by $366,142; and
(7)	Reduced other comprehensive gain by $2,770.

Please see Note 17 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Amendment No. 1 to Form 10-QSB on Form 10-Q which further describes the effect of this restatement.

The Items of this Amendment No. 1 to Form 10-QSB on Form 10-Q for the period ended December 31, 2007 which are amended and restated as a result of the restatement of our consolidated financial statements are as follows:

•	Part I. Financial Information, including:

•	Consolidated Balance Sheet at December 31, 2007,
•	Consolidated Statements of Income for the three and six months ended December 31, 2007,
•	Consolidated Statement of Cash Flows for the six months ended December 31, 2007, and
•	Notes to Consolidated Financial Statements as of December 31, 2007,

•	Part II, Item 2. Management’s Discussion and Analysis and Results of Operations,

In addition, Part II, Item 6. Exhibits of this Form 10-Q/A includes currently dated certificates from our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Amendment No. 1 to Form 10-QSB on Form 10-Q consist of all other Items originally contained in our Form 10-QSB for the period ended December 31, 2007 as filed on February 19, 2008. This Amendment No. 1 to Form 10-QSB on Form 10-Q does not reflect events occurring after the filing of the original Form 10-QSB and supersedes in its entirety the previously filed Form 10-QSB for the quarter ended December 31, 2007.

ii

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

AMENDMENT NO. 1 TO FORM 10-QSB ON

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(AS RESTATED - SEE NOTE 17)

	December 31	June 30
	2007	2007
	(unaudited)
ASSETS

Cash	$2,689,358	$251,044
Accounts receivable, net	3,920,810	5,246,986
Inventories	52,940	20,477
Advance to supplier	294,799	198,113
Other receivable, net	146,937	193,815
Deferred debt costs	191,850	—
Real estate held for sale	534,512	1,149,906
Construction in process	1,003,726	—
Cost and estimated earnings in excess of billings	1,220	15,237
Deposit	136,722	131,151

Total Current Assets	8,972,874	7,206,729

Deposit on land use rights	3,069,476	2,223,069
Due from related parties, net	836,817	1,047,832
Accounts receivable, net	526,431	—
Property and equipment, net	6,608,913	4,731,168
Intangible asset	167,304	160,487

Total Assets	$20,181,815	$15,369,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Loans payable	$136,722	$—
Accounts payable	709,286	611,215
Accrued expenses	403,231	1,091,154
Taxes payable	267,077	532,257
Advances from customers	164,318	609,574
Billings in excess of costs and estimated earnings	1,167	124,021

Total Current Liabilities	1,681,801	2,968,221

Convertible debt, net	136,437	—
Loans payable, long-term, net of current portion	1,484,256	1,686,077

Total Liabilities	3,302,494	4,654,298

Commitments

Stockholders' equity:
Preferred stock ($.0001 par value; 20,000,000 shares authorized;
none issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized;
52,219,254 shares issued and outstanding)	5,222	5,000
Additional paid-in capital	4,397,030	—
Non-controlling interest in variable interest entities	5,959,807	5,954,807
Statutory reserve	752,931	594,006
Retained earnings	4,661,428	3,616,296
Other comprehensive gain - foreign currency	1,102,903	544,878

Total Stockholders' Equity	16,879,321	10,714,987

Total Liabilities and Stockholders' Equity	$20,181,815	$15,369,285

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(AS RESTATED - SEE NOTE 17)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$6,177,624	$5,472,992	$14,061,393	$11,593,003
Hotel	717,526	542,691	1,573,712	1,230,556
Real estate	324,714	405,340	1,255,528	405,340

Total Revenues	7,219,864	6,421,023	16,890,633	13,228,899

COST OF SALES
Construction	5,177,403	4,563,750	11,867,776	9,714,200
Hotel	379,225	276,928	861,604	636,697
Real estate	177,375	286,801	742,029	286,801

Total Cost of Sales	5,734,003	5,127,479	13,471,409	10,637,698

GROSS PROFIT	1,485,861	1,293,544	3,419,224	2,591,201

OPERATING EXPENSES:
Hotel operating expenses	21,138	75,017	56,314	144,578
Bad debt expense	6,797	287,949	307,691	831,832
Salaries and employee benefits	184,297	48,772	318,498	95,568
Depreciation and amortization	126,690	79,574	226,116	132,706
General and administrative	118,256	1,487	283,727	404,188

Total Operating Expenses	457,178	492,799	1,192,346	1,608,872

INCOME FROM OPERATIONS	1,028,683	800,745	2,226,878	982,329

OTHER INCOME (EXPENSE):
Other expense	(1,672)	(390)	(1,672)	(2,087)
Interest income	2,027	113	2,114	5,145
Interest expense	(227,692)	(62,201)	(292,405)	(123,369)

Total Other Expense	(227,337)	(62,478)	(291,963)	(120,311)

INCOME BEFORE INCOME TAX	801,346	738,267	1,934,915	862,018

INCOME TAX	332,158	135,052	730,857	336,912

NET INCOME	469,188	603,215	1,204,058	525,106

COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	398,951	106,344	558,025	192,621

COMPREHENSIVE INCOME	$868,139	$709,559	$1,762,083	$717,727

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.01	$0.02	$0.01
Diluted	$0.01	$0.01	$0.02	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,161,837	48,500,000	50,580,920	48,500,000
Diluted	59,434,147	48,500,000	55,902,121	48,500,000

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AS RESTATED - SEE NOTE 17)

	For the Six Months Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,204,058	$525,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	226,116	132,706
Bad debt expense	307,691	831,320
Interest expense from amortization of debt discount	136,437	—
Amortization of debt issuance costs	12,790	—
Changes in assets and liabilities:
Accounts receivable	754,410	(3,311,784)
Inventories	(30,785)	(116,667)
Other receivables	154,832	(137,294)
Advance to suppliers	(86,010)	482,260
Costs and estimated earnings in excess of billings	14,289	—
Real estate held for sale	647,237	251,687
Accounts payable and accrued expenses	(642,811)	212,639
Income tax payable	(280,423)	(78,749)
Advances from customers	(459,089)	1,560,112
Billings in excess of costs and estimated earnings	(124,843)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,833,899	351,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from related party	36,128	—
Proceeds from sale of property and equipment	1,451	—
Increase in construction in progress	(978,031)	(129,614)
Payment of deposit for land use rights	(732,722)	—
Purchase of property and equipment	(1,854,866)	(107,830)
NET CASH USED IN INVESTING ACTIVITIES	(3,528,040)	(237,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	2,183,000	—
Payment of placement fees	(204,640)	—
Repayment of loans payable	(133,222)	—
Repayments on related party advances	—	(99,536)
Proceeds from sale of common stock	2,219,252	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,064,390	(99,536)

EFFECT OF EXCHANGE RATE ON CASH	68,065	4,574

NET INCREASE IN CASH	2,438,314	18,930

CASH - beginning of year	251,044	180,924

CASH - end of the period	$2,689,358	$199,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$801,336	$—
Income taxes	$946,591	$524,874

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($). In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 2007, the results of operations for the three and six months ended December 31, 2007 and 2006, and cash flows for the six months ended December 31, 2007 and 2006. The operating results for the six month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The audited financial statements for the year ended June 30, 2007 filed with the Securities and Exchange Commission are hereby referenced. The information included in this Amendment No. 1 to Form 10-QSB on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s 2007 Form 10-KSB.

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

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $978,410 and $198,113, respectively, as at December 31 and June 30, 2007.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

	Three Months ended December 31,		Six Months ended December 31,
	2007	2006	2007	2006

Net income	$469,188	$603,215	$1,204,058	$525,106
Weighted average shares outstanding – basic	51,161,837	48,500,000	50,580,920	48,500,000
EPS – basic	$0.01	$0.01	$0.02	$0.01

Net income	$469,188	$603,215	$1,204,058	$525,106

Weighted average shares outstanding – basic	51,161,837	48,500,000	50,580,920	48,500,000
Effect of dilutive securities:
Unexercised warrants	4,042,577	—	2,544,713	—
Convertible debentures	4,229,733	—	2,776,488	—
Weighted average shares outstanding– diluted	59,434,147	48,500,000	55,902,121	48,500,000
EPS – diluted	$0.01	$0.01	$0.02	$0.01

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

Foreign currency translation and comprehensive income

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2007, the cumulative translation adjustment of $1,102,903 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the six months ended December 31, 2007 and 2006, accumulated other comprehensive income was $1,762,083 and $717,727, respectively.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 2 – INVENTORIES

At December 31 and June 30, 2007, inventories consisted of the following:

	December 31,	June 30,
	2007	2007
Construction materials	$24,411	$1,746
Consumable goods	28,529	18,731

	$52,940	$20,477

NOTE 3 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs in excess of billings at December 31 and June 30, 2007 consisted of:

	December 31,	June 30,
	2007	2007
Costs incurred on uncompleted contracts	$3,730,220	$8,980,006
Estimated earnings	824,698	2,072,159
	4,554,918	11,052,165
Less billings to date	(4,554,865)	(11,160,949)

	$53	$(108,784)

Amounts are included in the accompanying balance sheet under the following captions:

	December 31,	June 30,
	2007	2007
Costs and estimated earnings in excess of billings	$1,220	$15,237
Billings in excess of costs and estimated earnings	(1,167)	(124,021)

	$53	$(108,784)

NOTE 4 – DEPOSIT ON LAND USE RIGHTS

The Company has recorded as a deposit on land use rights the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. In order to obtain the provincial government’s permission to build on top on the land, the Company will need to make additional payments to the higher level government. The Company has not received the final license to build on the land. Additionally, during the six months ended December 31, 2007, the Company deposited funds to obtained land use rights on additional land. Accordingly, the Company has reflected amounts paid as of December 31 and June 30, 2007 of $3,069,476 and $2,223,069, respectively, as a deposit on land use rights on the accompanying consolidated balance sheet.

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

NOTE 7 – ACCRUED EXPENSES

At December 31 and June 30, 2007, accrued expenses consist of the following:

	December 31,	June 30,
	2007	2007
Construction payable	$—	$223,309
Accrued interest payable	43,005	676,587
Employees benefit	149,607	148,791
Accrued payroll	9,302	28,638
Other accounts payable	201,317	13,829
	$403,231	$1,091,154

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

NOTE 9 – LOANS PAYABLE

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

Condensed information with respect to these reportable business segments for the six months ended December 31, 2007 and 2006 is as follows:

Six months Ended December 31, 2007:	Construction Segment	Hotel Segment	Real estate Development Segment	Unallocated	Consolidated

Net revenues from unaffiliated customers	$14,061,393	$1,573,712	$1,255,528	$—	$16,890,633
Cost of sales	11,867,776	861,604	742,029	—	13,471,409
Operating expenses (excluding depreciation)	466,348	290,494	92,648	116,740	966,230
Depreciation	90,193	127,268	8,655	—	226,116
Interest expense	128,910	—	—	163,495	292,405
Net income (loss)	1,009,417	197,215	277,227	(279,801)	1,204,058
Identifiable assets	8,623,058	3,723,433	5,701,712	2,133,612	20,181,815

Six months Ended December 31, 2006:	Construction Segment	Hotel Segment	Real estate Development Segment	Consolidated

Net revenues from unaffiliated customers	$11,593,003	$1,230,556	$405,340	$13,228,899
Cost of sales	9,714,200	636,697	286,801	10,637,698
Operating expenses (excluding depreciation)	919,607	295,144	261,415	1,476,166
Depreciation	63,521	52,865	16,320	132,706
Interest expense	123,606	—	(237)	123,369
Net income (loss)	519,308	164,727	(158,929)	525,106
Identifiable assets	18,108,869	3,173,865	1,594,551	22,877,285

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Condensed information with respect to these reportable business segments for the three months ended December 31, 2007 and 2006 is as follows:

Three months Ended December 31, 2007:	Construction Segment	Hotel Segment	Real estate Development Segment	Unallocated	Consolidated

Net revenues from unaffiliated customers	$6,177,624	$717,526	$324,714	$—	$7,219,864
Cost of sales	5,177,403	379,225	177,375	—	5,734,003
Operating expenses (excluding depreciation)	83,302	175,554	24,197	47,435	330,488
Depreciation	55,163	65,304	6,223	—	126,690
Interest expense	64,197	—	—	163,495	227,337
Net income (loss)	535,045	65,289	79,350	(210,496)	469,188
Identifiable assets	8,623,058	3,723,433	5,701,712	2,133,612	20,181,815

Three months Ended December 31, 2006:	Construction Segment	Hotel Segment	Real estate Development Segment	Consolidated

Net revenues from unaffiliated customers	$5,472,992	$542,691	$405,340	$6,421,023
Cost of sales	4,563,750	276,928	286,801	5,127,479
Operating expenses (excluding depreciation)	27,745	124,147	261,333	413,225
Depreciation	33,522	32,148	13,904	79,574
Interest expense	62,438	—	(237)	62,478
Net income (loss)	676,687	83,174	(156,646)	603,215
Identifiable assets	18,108,869	3,173,865	1,594,551	22,877,285

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 15 – MAJOR CUSTOMERS & VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. One customer, relating to the construction project Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban) provided 54% of the Company’s revenue for the six months ended December 31, 2007. At December 31, 2007, the Company had $1,648,526 of accounts receivable due from this customer.

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

NOTE 17 - RESTATEMENT

The Company is amending its Form 10-QSB for the period ended December 31, 2007 to restate its Consolidated Balance Sheet at December 31, 2007 and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the periods ended December 31, 2007. On April 25, 2008, the Company determined it was necessary to revise its consolidated financial statements to properly reflect the accounting for a certain construction project that it is currently constructing. Pursuant to an agreement, the Company will lease these buildings to a third party for a period of 26 years. The Company originally recorded this project as a third-party construction project pursuant to its normal revenue recognition policies. In connection with the revision of the Company’s consolidated financial statements, as of December 31, 2007 and for the three and six months ended December 31, 2007, the following changes were made:

1.	Balance Sheet at December 31, 2007
	Original	Increase (Decrease)	Restated
Assets :
Accounts receivable, net	$4,648,446	$(727,636)	$3,920,810
Advance to supplier	1,344,552	(1,049,753)	294,799
Deposit on land use rights	2,385,865	683,611	3,069,476
Construction in process	71,390	932,336	1,003,726
Total Assets	$8,450,253	$(161,442)	$8,288,811

Liabilities :
Taxes payable	320,352	(53,275)	267,077
Retained earnings	4,766,825	(105,397)	4,661,428
Other comprehensive gain - foreign currency	1,105,673	(2,770)	1,102,903
Total Liabilities and Stockholders’ Equity	$6,192,850	$(161,442)	$6,031,408

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

2.	Statement of Income for the six months ended December 31, 2007:

	Original	Increase (Decrease)	Restated
NET REVENUES
Construction	$15,127,170	$(1,065,777)	$14,061,393
COST OF SALES
Construction	12,776,244	(908,468)	11,867,776
GROSS PROFIT	3,576,533	(157,309)	3,419,224

INCOME BEFORE INCOME TAX	2,092,224	(157,309)	1,934,915
INCOME TAX	782,769	(51,912)	730,857
NET INCOME	1,309,455	(105,397)	1,204,058
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	560,795	(2,770)	558,025
COMPREHENSIVE INCOME	$1,870,250	$(108,167)	$1,762,083
NET INCOME PER COMMON SHARE:
Basic	$0.03	$(0.01)	$0.02

3.	Statement of Cash Flows for the six months ended December 31, 2007:

	Original	Increase (Decrease)	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,309,455	$(105,397)	$1,204,058
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Accounts receivable	45,402	709,008	754,410
Advance to suppliers	(1,108,890)	356,769	(752,121)
Income tax payable	(228,512)	(51,911)	(280,423)
NET CASH PROVIDED BY OPERATING ACTIVITIES	259,319	908,469	1,167,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in construction in progress	(69,562)	(908,469)	(978,031)
NET CASH USED IN INVESTING ACTIVITIES	$(1,953,460)	$(908,469)	$(2,861,929)

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

Results of Operations

Comparison of Three and Six Months Ended December 31, 2007 and December 31, 2006.

The following table sets forth the results of our operations for the periods indicated:

	For the Three months		For the Six months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Construction	$6,177,624	$5,472,992	$14,061,393	$11,593,003
Hotel	717,526	542,691	1,573,712	1,230,556
Real Estate	324,714	405,340	1,255,528	405,340
Total Revenues	7,219,864	6,421,023	16,890,633	13,228,899

COST OF SALES:
Construction	5,177,403	4,563,750	11,867,776	9,714,200
Hotel	379,225	276,928	861,604	636,697
Real Estate	177,375	286,801	742,029	286,801
Total Cost of sales	5,734,003	5,127,479	13,471,409	10,637,698

GROSS PROFIT	1,485,861	1,293,544	3,419,224	2,591,201

OPERATING EXPENSES:
Hotel operating expenses	21,138	75,017	56,314	144,578
Bad debt expense	6,797	287,949	307,691	831,832
Salaries and employee benefits	184,297	48,772	318,498	95,568
Depreciation and amortization	126,690	79,574	226,116	132,706
General and administrative	118,256	1,487	283,727	404,188
Total Operating Expenses	457,178	492,799	1,192,346	1,608,872

INCOME FROM OPERATIONS	1,028,683	800,745	2,226,878	982,329

OTHER INCOME (EXPENSE):
Other expense	(1672)	(390)	(1672)	(2,087)
Interest income	2,027	113	2,114	5,145
Interest expense	(227,692)	(62,201)	(292,405)	(123,369)
Total Other Income (Expense)	(227,337)	(62,478)	(291,963)	(120,311)

INCOME BEFORE INCOME TAX	801,346	738,267	1,934,915	862,018

INCOME TAX	332,158	135,052	730,857	336,912

NET INCOME	$469,188	$603,215	$1,204,058	$525,106

Six Months ended December 31, 2007 compared to six months ended December 31, 2006

Net Revenues. Overall, for the six months ended December 31, 2007, our net revenues increased $3,661,734 or approximately 27.7% from the comparable period in fiscal 2007. The increase in revenues in the six month period was mainly due to increased activity in our construction operations. During the fiscal 2008 periods we reported increase in revenues in that segment of approximately 21.3%, from the comparable periods in fiscal 2007. One customer, relating to the construction project Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban) provided 54% of the Company’s revenue for the six months ended December 31, 2007. Jin Ma Construction completed the Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban) project during the six months ended December 31, 2007 and began one new project during the period. Revenues for our hotel operations increased approximately 28% for the six months ended December 31, 2007 from the comparable periods in fiscal 2007, because of an increase in tourism resulting from the completion of the Muslim Scenic Route through Hohhot City. Finally, revenues for our real estate development operation increased approximately 210% in the six months ended December 31, 2007 from the comparable period in fiscal 2007 due to the sale of apartments from our inventory of completed projects.

Cost of Sales. Overall, cost of sales as a percentage of net revenues remained relatively constant for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. Cost of sales from our construction operation as a percentage of revenues increased less than 1% for each of the six months ended December 31, 2007 from the comparable periods in fiscal 2007 in conjunction with the additional project that Jin Ma Construction added to its roster during fiscal 2008. Additionally, increases in cost of sales from our construction operation were partly attributable to increases in costs for building supplies, labor costs, and other costs incurred on our projects. Cost of sales as a percentage of revenues for our hotel operation increased approximately 3% for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006, which was primarily attributable to an increase in food costs. Cost of sales for our real estate development operation as a percentage of net revenues decreased approximately 12% for the six months ended December 31, 2007 from the comparable fiscal 2007 periods. We started to generate revenues from this segment during the three month ended December 31 2006 period and a higher cost of sales as a percentage of net revenues is associated with initial start up costs.

Gross Profit. Overall, gross profit increased approximately 32% for the six months ended December 31, 2007 from the six months ended December 31, 2006.

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

Net Income. Net income increased 149% from a net income of $525,106 for the six months ended December 31, 2006 to net income of $1,204,058 for the six months ended December 31, 2007. The increase for the six month ended December 31, 2007 as compared to the comparable periods in fiscal 2006 were due primarily to revenues and gross profits and the overall decrease in operating expenses as described above. This translates to basic per common share of $0.02 and $0.01, and diluted net income per common share of $0.02 and $0.01, for the six months ended December 31, 2007 and 2006, respectively.

Comprehensive Income. For the six months ended December 31, 2007 we reported unrealized gain on foreign currency translation of $558,025 as compared to $192,621 for the six months ended December 31, 2006. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements. As a result of this non-cash gain, we reported comprehensive income of $1,762,083 for the six months ended December 31, 2007 as compared to $717,727 for comparable fiscal 2007 period.

Three Months ended December 31, 2007 compared to three months ended December 31, 2006

Net Revenues. Overall, for the three months ended December 31, 2007, our net revenues increased $798,841 or approximately 12% from the comparable period in fiscal 2007. The increase in revenues in the three month period was mainly due to increased activity in our construction operations. During the fiscal 2008 period, we reported increase in revenues in that segment of approximately 13% from the comparable periods in fiscal 2007. Jin Ma Construction completed the Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban) project in December 31, 2007 and began one new project during the period. Revenues for our hotel operations increased approximately 32% in the three months ended December 31, 2007 because of an increase in tourism resulting from the completion of the Muslim Scenic Route through Hohhot City. Finally, revenues for our real estate development operation decreased approximately 20% for the three months ended December 31, 2007 from the comparable period in fiscal 2007 due to fluctuation based on overall Chinese housing market

Cost of Sales. Overall, cost of sales as a percentage of net revenues remained relatively constant for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Cost of sales from our construction operation as a percentage of revenues increased less than 1% for the three months ended December 31, 2007 from the comparable periods in fiscal 2007 in conjunction with the additional projects that Jin Ma Construction added to its roster during fiscal 2006. Additionally, increases in cost of sales from our construction operation were partly attributable to increases in costs for building supplies, labor costs, and other costs incurred on our projects. Cost of sales as a percentage of revenues for our hotel operation increased approximately 1.2% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, which was primarily attributable to an increase in food costs. Cost of sales for our real estate development operation as a percentage of net revenues decreased approximately 16% for the three months ended December 31, 2007. We started to generate revenues from this segment during the three month ended December 31 2006 period and a higher cost of sales as a percentage of net revenues is associated with initial start up costs.

Gross Profit. Overall, gross profit increased approximately 15% for the three months ended December 31, 2007 from the comparable period in fiscal 2007.

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

Net Income. Net income decreased approximately 22% from a net income of $603,215 for the three months ended December 31, 2006 to net income of $469,188 for the three months ended December 31, 2007. The decrease for the three month in net income ended December 31, 2007 as compared to the comparable periods in fiscal 2006 were due primarily to revenues and gross profits and the increase in total other expense as described above. This translates to basic per common share of $0.01 and $0.01, and diluted net income per common share of $0.01 and $0.01, for the three months ended December 31, 2007 and 2006, respectively.

Comprehensive Income. For the three months ended December 31, 2007 we reported unrealized gain on foreign currency translation of $398,951 as compared to $106,344 for the three months ended December 31, 2006. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements. As a result of this non-cash gain, we reported comprehensive income of $868,139 for the three months ended December 31, 2007 as compared to $709,559 for comparable fiscal 2007.

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

Our working capital position increased $2,688,344 to $7,974,684 at December 31, 2007 from $5,286,340 at June 30, 2007. This increase in working capital is primarily attributable to an increase in cash due to net proceeds of approximately $4,198,000 from the sales of our securities and from net proceeds from convertible debt offset by the acquisition of properties and equipment of $1,854,866. We have lent $1,800,000 of the net proceeds received from our convertible debt to the Jin Ma Companies, which they are using as working capital for their current operations and to fund their registered capital requirements under PRC wholly-owned foreign enterprise rules. These advances are unsecured and interest free. Upon receipt of additional funds from the second closing of the sale of our 10% Secured Convertible Debentures, we intend to transfer additional funds to the Jin Ma Companies. It is anticipated that this advance will also be unsecured and interest free. There has been no repayment schedule fixed for the funds advanced to date to the Jin Ma Companies and we do not anticipate that a repayment schedule will be established for any additional funds we should advance.

Our current assets increased $2,449,756 at December 31, 2007 from June 30, 2007. This increase includes:

At December 31, 2007, cash balance was $2,689,358 as compared to $251,044 at June 30, 2007, an increase of $2,438,314.

At December 31, 2007 current portion of accounts receivable, net of allowance for doubtful accounts, was $3,920,810 as compared to $5,246,986 at June 30, 2007, a decrease of $1,326,176 and was attributable to our construction segment. We anticipate that the balance of these accounts receivable will be paid in accordance with each of their terms.

Our inventory of real estate held for sale at December 31, 2007 was $534,512 as compared to $1,149,906 at June 30, 2007, a decrease of $615,394. We will continue to sell our current inventory of real estate. If we sell our remaining inventory of real estate and have no additional units in our inventory, our cash flows from the sale of real estate inventory may decrease.

During the six months ended December 31, 2007, we capitalized construction cost in connection to the development of building for the Inner Mongolia Electrical Vocational Technical School of $1,003,726. In November 2007, Jin Ma Real Estate entered into an agreement with the Vocational School to construct various student dormitory buildings at the school’s new location. Jin Ma Real Estate is responsible for all costs associated with the completion of the student dormitory buildings which are being constructed by Jin Ma Construction. Pursuant to this agreement, upon completion of the construction project, Jin Ma Real Estate will lease these buildings to the Vocational School for a period of 26 years at an annual amount of 4,800,000 RMB or approximately $685,000. During the lease term, Jin Ma Real Estate will not have any other participation or obligations to the school. At the end of the lease, the title to the buildings will be transferred to the Vocational School.

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

Net cash flow provided by operating activities was $1,167,788 for the six months ended December 31, 2007 as compared to net cash provided $351,336 for the six months ended December 31, 2006, an increase of $816,452. The increase of net cash flow provided by operating activities in the 2007 period as compared to the 2006 period was primarily due to an increase in our net income, a decrease in accounts receivable balances offset by an increase in advances to suppliers of $752,121, the payment of accounts payable and accrued expenses of $642,811 and a decrease in advances from customers of $459,089 offset by an increase in our net income.

Net cash flow used in investing activities was $2,861,929 for the six months ended December 31, 2007 as compared to cash used in investing activities of $237,444 for the six months ended December 31, 2006. For the six months ended December 31, 2007, cash used in investing activities consisted of cash used for the purchase of property and equipment of $2,763,335 which included heavy equipment for our construction segment and the increase in construction in process related to the construction of buildings that’s we will lease for a period of 26 years, the payments of a deposit on land use rights of $66,611, an increase in construction in progress of $69,562 related to our real estate segment offset by an increase in due from related parties of $36,128. For the six months ended December 31, 2006, cash used in investing activities consisted of an increase in construction in progress of $129,614 and cash used for the purchase of property and equipment of $107,830.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this report, our management initially concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer initially concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described elsewhere herein, this report is being amended and our financial statements for the three and six months ended December 31, 2007 are being restated to correct an accounting error to properly reflect the accounting for a certain construction project that Jin Ma Construction is currently constructing. We originally recorded this project as a third-party construction project pursuant to our normal revenue recognition policies. However, because Jin Ma Real Estate is a party to an agreement to lease these buildings to a third party for a period of 26 years, we have subsequently determined that the proper accounting for this construction project should have been to reflect the costs incurred to date a construction ion process as part of our property and equipment and to eliminate any revenues, cost of sales and related gross profit. This control deficiency in our ability to properly record construction in progress is a material weakness in both our disclosure controls and procedures and our internal control over financial reporting. While we have taken certain remedial steps to correct these control deficiencies, we have an inadequate number personnel in China with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

Gold Horse International, Inc.

Date: May 23, 2008	By: /s/ Liankuan Yang

Liankuan Yang

Chief Executive Officer, Principal Executive Officer

Date: May 23, 2008	By: /s/ Adam Wasserman

Adam Wasserman

Chief Financial Officer, Principal Financial and Accounting officer