Form 10KSB/A
period 2007-06-30
GOLD HORSE INTERNATIONAL, INC.
filed 2008-08-05
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A
Amendment No. 1

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

Explanatory Note:

We are amending our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 as filed on October 15, 2007 in response to comments from the Securities and Exchange Commission regarding certain of the disclosure which appeared therein.  These amendments included revisions in Part II, Item 6. Management's Discussion and Analysis or Plan of Operations.  The paragraph under the sub-heading "Net Revenues" appearing in the Comparison of Years Ended June 30, 2007 and June 30, 2006 has been revised to clarify the discussion.  In addition, certain revisions have been made to the financial statements appearing in the original report.  A change has been made in the line item description on the Consolidated Balance Sheet at June 30, 2007 which substituted the description "Non-controlling interest in variable interest entities" for "Additional paid-in capital," the disclosure in Note 15 - Major Customers & Vendors has been revised and expanded and Note 16 - Restricted Net Assets has been added. As a result of this additional footnote, the report of Kabani & Company, Inc. dated September 21, 2007 has been dual dated.  None of these changes rose to the level of a restatement of our financial statements.  Finally, our name has been updated throughout the filing and currently dated certifications which appear as Exhibits 31.1, 31.2, 32.1 and 32.2 have been filed.  Other than these changes, all other information concerning our company remains as contained in the original filing and does reflect any subsequent events.

2

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise indicated, all references to “we’’, “us’’, “our’’, the “Registrant,” the “Company’’, “Gold Horse,” “Gold Horse International”, “Speedhaul” and similar terms, as well as references to the “Registrant’’ in this Annual Report on Form 10-KSB/A, refer to Gold Horse International, Inc., formerly Speedhaul Holdings, Inc., a New Jersey corporation (including its subsidiaries). In November 2007, we domesticated our company in Florida under the name Gold Horse International, Inc.

Overview

Gold Horse International was originally incorporated on March 31, 2000 in the State of New Jersey under its former name “Segway III”. Prior to the Closing, the Registrant was a public “shell” company with nominal assets. We were a development stage company attempting to implement our business plan to become a fully integrated online provider that links the supply and demand sides of the ground trucking industry. However, since we were not able to generate revenues in this prior venture, and due to the anticipated costs of further development activities and lengthy delays in our ability to generate revenues, our management decided that it was not be in our best interests to pursue the trucking industry business.

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

On June 29, 2007, Speedhaul Holdings, Inc. (the “Registrant” or “Speedhaul”) executed a Share Exchange Agreement (“Share Exchange Agreement”) to acquire Gold Horse International, Inc. (“Gold Horse Nevada”), a Nevada corporation. The Share Exchange Agreement is by and among Gold Horse Nevada, the stockholders of 100% of Gold Horse Nevada’s common stock (the “Gold Horse Nevada Stockholders”), the Registrant and a majority of the Registrant’s stockholders (“Speedhaul Stockholders”).

Under the Share Exchange Agreement, at the closing on June 29, 2007 (the “Closing”), the Registrant issued 48,500,000 shares of the Registrant’s common stock (the “Speedhaul Shares”) to the Gold Horse Nevada Stockholders and their assignees in exchange for 100% of the common stock of Gold Horse Nevada (the “Share Exchange Transaction”). Additionally, Andrew Norins, Speedhaul’s President, CEO and sole director, cancelled 9,655,050 of the Speedhaul common stock he owned immediately prior to the Closing. After giving effect to the cancellation of Mr. Norins’ shares, Speedhaul had a total of 1,500,002 shares of common stock outstanding immediately prior to Closing. After the Closing, Speedhaul had a total of 50,000,002 shares of common stock outstanding, with the Gold Horse Nevada Stockholders and their assignees owning 97% of the total issued and outstanding shares of Speedhaul’s common stock. The balance was held by those who held shares of Speedhaul’s common stock prior to the Closing. In addition, immediately prior to the Closing, Mr. Norins paid Speedhaul creditors the amounts satisfying all of Speedhaul’s obligations that were outstanding immediately prior to the Closing, as set forth in the Share Exchange Agreement.

Following the date of the Closing on June 29, 2007 (the “Closing Date”), Gold Horse Nevada became our wholly-owned subsidiary. A copy of the Share Exchange Agreement is Exhibit 2.1 and incorporated by reference to this Annual Report.

Gold Horse Nevada owns 100% of Global Rise International, Limited (“Global Rise”), a Cayman Islands corporation. Through Global Rise, we operate, control and beneficially own the construction, hotel and real estate development businesses in China under a series of contractual arrangements (the “Contractual Arrangements”) with Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”), Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) and Inner Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”), and collectively with Jin Ma Real Estate and Jin Ma Construction, (the “Jin Ma Companies”). Other than the Contractual Arrangements with the Jin Ma Companies, the Company, Gold Horse Nevada or Global Rise has no business or operations. The Contractual Arrangements are discussed below.

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

The relationship among the above companies as follows:

GOLD HORSE NEVADA

Gold Horse Nevada, a corporation incorporated in August 2006 under the laws of the State of Nevada, through its wholly owned operating subsidiary Global Rise, an international business company incorporated under the laws of the Cayman Islands, is principally engaged in three business sectors in China: (1) construction, (2) residential and commercial real estate development, and (3) management and operation of the Inner Mongolia Jin Ma Hotel. Gold Horse’s principal offices are located at No. 31 Tongdao South Street, Huiming District, Hohhot City, Inner Mongolia, PRC. Neither Gold Horse nor Global Rise conduct any substantive operations of its own and conducts its primary business operations through Jin Ma Construction, Jin Ma Real Estate and Jin Ma Hotel (collectively the “Jin Ma Companies”).

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

GLOBAL RISE INTERNATIONAL LIMITED

Global Rise is a limited liability company incorporated under the laws of the Cayman Islands on May 9, 2007, and is a wholly-owned subsidiary of Gold Horse. On June 29, 2007, concurrently with the Closing of the Share Exchange Transaction, the Contractual Arrangements were amended and restated by and among Gold Horse Nevada, Global Rise and Speedhaul on the one hand, and each of the Jin Ma Companies and the Jin Ma Companies Shareholders on the other hand, under which, among other things, Global Rise was made a party to the Contractual Arrangements.

CONTRACTUAL ARRANGEMENTS WITH THE JIN MA COMPANIES AND THEIR EQUITY OWNERS

Our relationships with the Jin Ma Companies and their respective shareholders are governed by the Contractual Arrangements. Under PRC laws, each of Speedhaul, Gold Horse Nevada, Global Rise, Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel is an independent legal person and none of them is exposed to liabilities incurred by the other party. Other than pursuant to the Contractual Arrangements, the Jin Ma Companies do not transfer any other funds generated from their respective operations to us. We have entered into the following Contractual Arrangements with each of the Jin Ma Companies:

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

1.Hohhot Local Tax Authority Residential Apartments. This project is comprised of five buildings containing 494 residential units and is a Level Two Project. The Hohhot Local Tax Authority, which owns the land use rights, appointed Jin Ma Construction as contractor. The project is located within the Jin Qiao Development Zone in Hohhot City.

2.Traffic Police Garden Residential Apartments. The Traffic Police Garden Residential Apartments, made up six buildings with 452 residential units, is a Level Two Project. Jin Ma Construction was appointed the contractor by the Hohhot City Traffic Police Department, which owns the land use rights. The apartment buildings are located close to a retail and commercial area in Hohhot City.

3.Jin Qiao Residential Apartments. Jin Ma Construction oversaw the construction of the two apartment buildings of the Jin Qiao Apartments. The project was privately developed and is located within the Jin Qiao Development Zone in Hohhot City.

4.Jin Quan Comprehensive Community Building. The Community Building is a five-story commercial building with two floors of retail commercial spaces and three floors of offices. This project, which is a Level Two Project, was privately developed by a third-party developer, with Jin Ma Construction acting as general contractor.

5.Teaching Building. Jin Ma Construction was appointed the general contractor for this project by the Inner Mongolia Technical College of Construction to oversee the construction of this Level Two Project.

6.Ha Deng Expressway Administrative Facilities. The Ha Deng Expressway is a national highway connecting Hademen and Dengkou in Inner Mongolia. Jin Ma Construction was contracted by the Ha Deng Expressway Construction Administration within the regional government of Inner Mongolia to construct toll stations, administrative offices, restroom facilities and retention walls for the Expressway.

7.He Sheng Jia Yuan Residential Apartments. The two phases of He Sheng Jia Yuan include 6 buildings with 596 apartment units in the aggregate. Jin Ma Construction was retained as general contractor in this privately developed project. He Sheng Jia Yuan is situated in Yu Quan District, a part of historical Hohhot City popular with tourists.

8.Hohhot City Intermediate People’s Court, Legal Service Center. Jin Ma Construction was contracted by the Hohhot City Intermediate People’s Court to supervise the construction of this project. The Legal Service Center, a Level Two Project, serves as an administrative building for residents seeking legal counseling.

9.Bin Shui Xin Cun Residential Apartments. Bin Shui Xin Cun is a planned apartment community located in Nandian Village in Xincheng District, which is in the downtown area of Hohhot City. Jin Ma Construction was contracted by the Village Committee for Nandian Village to construct one of the buildings, containing 106 apartment units.

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

1.The Procuratorate Housing Estates. When completed, Procuratorate Housing will comprise of seven buildings containing 600 residential apartment units sitting on 60 acres. This project is a joint effort with Jin Ma Construction, which will be serving as the general contractor for the construction of this project. Construction is anticipated to commence in October 2007, as we have completed the design and planning for this project, and we anticipate completion in October 2008. Procuratorate Housing is located in the Yu Quan District of Hohhot City. We have an equity interest in the underlying property, and have applied for the land use rights certificate, which approval is expected by us.

2.Nan Yuan Estates. When completed, Nan Yuan will comprise of twelve buildings containing 1,100 residential apartment units sitting on 108 acres. Jin Ma Construction is the general contractor in charge of construction for this project. Construction is anticipated to commence in March 2008 and we anticipate completion in August 2009. Nan Yuan is situated in Yu Quan District, in the western side of Hohhot City. We have an equity interest in the underlying property, and have applied for the land use rights certificate, which approval is expected by the Company.

3.Gold Horse Garden. When completed, the two phases of Gold Horse Garden will comprise in the aggregate of 61 buildings and 5,000 residential units. The entire project site will occupy 500 acres. Jin Ma Construction is building this project. We are currently in the planning and design phase of for this project, with construction by Jin Ma Construction anticipated to commence in April 2008, and completion anticipated in August 2008. The Gold Horse Garden Project is in Hohhot City. We have not yet acquired equity interest or applied for land use rights certificate in connection with this project.

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

Construction. China’s construction industry is heavily regulated by the national government. On November 1, 1997, the Central Government of the PRC publishedthe Construction Law of the PRC, Presidential Order No. 91, which is the basic construction law of China. This law outlines the basic requirements and rules for all construction activity in China. Underneath the National Government, the Ministry of Construction also writes laws. On March 14, 2001, the Ministry of Construction publishedRule No. 87, which puts forth licensing requirements for all construction companies operating in China. The Ministry of Construction also writes specific standards for all different types of construction. These standards stipulate the basic requirements for construction companies in China in such areas as registered capital, tangible assets, liability insurance, employee regulations and engineering certifications. The standards also have graded levels of qualification. We have second class certification our constructions operation.

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

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING

STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-KSB/A contains “forward-looking statements’’ that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Annual Report on Form 10-KSB/A. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions;
•	inability to raise sufficient additional capital to implement our business plan;
•	intense competition, from providers of services similar to those offered by us;
•	unexpected costs and operating deficits, and lower than expected sales and revenues;
•	adverse results of any legal proceedings;
•	inability to satisfy government and commercial customers using our technology;
•	the volatility of our operating results and financial condition;
•	inability to attract or retain qualified senior management personnel, including sales and marketing, and technology personnel; and
•	other specific risks that may be alluded to in this Annual Report on Form 10-KSB/A.

All statements, other than statements of historical facts, included in this Annual Report on Form 10-KSB/A regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-KSB/A, the words “will,’’ “may,’’ “believe,’’ “anticipate,’’ “intend,’’ “estimate,’’ “expect,’’ “project,’’ “plan’’ and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB/A. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Annual Report on Form 10-KSB/A are reasonable, no one can assure investors that these plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from expectations expressed herein are described under ``Risk Factors’’ and elsewhere in this Annual Report on Form 10-KSB/A. These cautionary statements and risk factors qualify all forward-looking statements attributable to information provided in this Annual Report on Form 10-KSB/A and on behalf of us or persons acting on our behalf.

Information regarding market and industry statistics contained in this Annual Report on Form 10-KSB/A is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See ``Risk Factors’’ for a more detailed discussion of uncertainties and risks that may have an impact on future results.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s properties are located in Hohhot City, the capital city of the Autonomous Region of Inner Mongolia in China. Please see the information set forth above in the discussion of our Hotel Operation and our Real Estate Development Operation under contained elsewhere in this Annual Report on Form 10-KSB/A. To house our staff, and as our corporate headquarters, we maintain an office within the Jin Ma Hotel. We believe that this arrangement is adequate for our current and immediately foreseeable operating needs.

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

The following discussion of our financial condition and results of operation for the fiscal years ended June 30, 2007 and 2006 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-KSB/A (“Form 10-KSB/A”). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-KSB/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Speedhaul Holdings, Inc. was originally incorporated on March 31, 2000 under the name “Gateway III”. As a result of the share exchange translation (the “Share Exchange Transaction”) that was completed on June 29, 2007 and is described more elsewhere in this Form 10-KSB/A. Gold Horse International, Inc. (“Gold Horse Nevada”), a Nevada corporation engages in the construction, real estate development and hotel operation and became our wholly owned subsidiary and our new operating business. Gold Horse Nevada was incorporated under the laws of the State of Nevada on August 14, 2006. Gold Horse Nevada conducts its business operations through its wholly owned subsidiary Global Rise, which was incorporated under the laws of the Cayman Islands on May 9, 2007, and three operating companies based in the PRC. The acquisition of Gold Horse Nevada was accounted for as a reverse merger because on a post-merger basis, the members of Gold Horse Nevada held a majority of the outstanding common stock of Speedhaul on a voting and fully-diluted basis.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”),“Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“SFAS 109”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109,“Accounting for Income Taxes.”   It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have an impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS 158 (“SFAS 158”),“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. We will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for us. We are currently assessing the impact, if any, the adoption of SFAS 157 will have on our financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2,“Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5,“Accounting for Contingencies.”   We believe that our current accounting is consistent with the FSP.

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

Net Revenues. For the year ended June 30, 2007, our net revenues increased 5,713,551 or 25% from $22,608,755 for fiscal 2006 to $28,322,306 for the year ended June 30, 2007. The increase in revenues was mainly due to increased activity in our construction operations. In 2007 two customers, Xiao Kang Xin Cun Residential Apartments (Phases I and II) (also known as Ta Bu Ban and the He Sheng Jia Wuan Residential Apartments provided 56% and 15% of Jin Ma Construction's revenues. Jin Ma Construction completed the Hohhot City Intermediate People’s Court Legal Service Center project during fiscal 2006, and was retained as contractor in five construction projects, including the renovation of the administrative building for the Chifeng Area Land Tax Authority, which translated into an increase in revenues for our construction operation from $17,474,915 in fiscal 2006 to $21,615,061 in fiscal 2007. Revenues for our hotel operations increased slightly from $2,503,971 to $2,747,727, an increase of $243,256 or 9.7%, because of an increase in tourism resulting from the completion of the Muslim Scenic Route through Hohhot City, despite some disruption caused by our renovation efforts during the last two quarters of 2006. Revenues for our real estate development operation increased from $2,629,869 for fiscal 2006 to $3,959,518 for fiscal 2007, an increase of $1,329,649 or 50.6% due to the sale of apartments from our inventory of ompleted projects.

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

Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in its investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, trade accounts receivable, other receivables, related party receivables, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of theSecurities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner.

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

10.12	Amended and Restated Operating Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Real Estate and shareholders of Jin Ma Real Estate (4)
10.13	Amended and Restated Equity Pledge Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Real Estate and shareholders of Jin Ma Real Estate (4)
10.14	Amended and Restated Option Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise, Jin Ma Real Estate and shareholders of Jin Ma Real Estate (4)
10.15	Amended and Restated Shareholders’ Voting Rights Proxy Agreement dated June 29, 2007 by and among Speedhaul Gold Horse, Global Rise and the shareholders of Jin Ma Real Estate (4)
10.16	Stock Purchase Agreement for sale of unregistered common stock dated July 24, 2007 (**)
14.1	Code of Ethics (3)
17.1	Letter of Resignation from Andrew Norins to the Board of Directors (4)
21.1	List of Subsidiaries (**)
31.1	Certification of Chief Executive Officer (*)
31.2	Certification of Chief Financial Officer (*)
32.1	Certification of Chief Executive Officer (*)
32.2	Certification of Chief Financial Officer (*)

(*)	Filed herewith
(**)	Previously filed

(1)	Filed on April 5, 2007 as an exhibit to the Company’s Form 8-K Current Report, and incorporated herein by reference.
(2)	Filed on March 11, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2/A and incorporated herein by reference.
(3)	Filed on February 26, 2007 as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(4)	Filed on July 9, 2007 as an exhibit to the Company’s Form 8-K Current Report, and incorporated herein by reference..

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

GOLD HORSE INTERNATIONAL INC.

August 1, 2008	By:	/s/ Liankuan Yang
Liankuan Yang, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liankuan Yang	Chief Executive Officer and Director	August 1, 2008
Liankuan Yang

/s/ Adam Wasserman	Chief Financial Officer and	August 1, 2008
Adam Wasserman	Principal Accounting Officer

	Director	August 1, 2008
Jonathan Blum

/s/ Mr. Mingguo Wang	Director	August 1, 2008
Mr. Mingguo Wang

/s/ Mr. Wenbiao Wang	Director	August 1, 2008
Mr. Wenbiao Wang

	Director	August 1, 2008
Gregory Wolfson

/s/ Ms. Yang Yang	Director	August 1, 2008
Ms. Yang Yang

The foregoing represents a majority of the Board of Directors.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheet as of June 30, 2007	F-3

Consolidated Statements of Income for the years ended
June 30, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the
Years ended June 30, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Speedhaul Holdings, Inc. and Subsidiaries

Hohhot, Inner Mongolia, China

We have audited the accompanying consolidated balance sheet of Gold Horse International, Inc. and Subsidiaries (formerly Speedhaul Holdings, Inc.) as of June 30, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Horse International, Inc. and Subsidiaries (formerly Speedhaul Holdings, Inc.) as of June 30, 2007, and the results of their consolidated operations and their cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

September 21, 2007 except for Note 16 which is as of July 18, 2008.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEET

June 30, 2007

ASSETS

Cash	$251,044
Accounts receivable, net of allowance for doubtful accounts of $740,338	5,246,986
Inventories	20,477
Advance to supplier	198,113
Other receivable, net of allowance for doubtful accounts of $923,803	193,815
Due from related parties	1,047,832
Real estate held for sale	1,149,906
Deposit on land use rights	2,223,069
Cost and estimated earnings in excess of billings	15,237
Deposit	131,151

Total Current Assets	10,477,630

Property and equipment, net	4,731,168
Intangible asset	160,487

Total Assets	$15,369,285

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$611,215
Accrued expenses	1,091,154
Taxes payable	532,257
Advances from customers	609,574
Billings in excess of costs and estimated earnings	124,021

Total Current Liabilities	2,968,221

Loans payable, long-term	1,686,077

Total Liabilities	4,654,298

Commitments

Stockholders’ equity:
Preferred stock ($.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—
Common stock ($.0001 par value; 100,000,000 shares authorized; 50,000,002 shares issued and outstanding)	5,000
Non-controlling interest in variable interest entities	5,954,807
Statutory reserve	594,006
Retained earnings	3,616,296
Other comprehensive gain - foreign currency	544,878

Total Stockholders’ Equity	10,714,987

Total Liabilities and Stockholders’ Equity	$15,369,285

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
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Gold Horse International, Inc. (formerly Speedhaul Holdings, Inc.) (the “Company”, “we”, “us”, “our”) was incorporated on March 21, 2000 under the laws of the State of New Jersey under its former name “Segway III”. Prior to June 29, 2007, the Company was a development stage company attempting to implement our business plan to become a fully integrated online provider that links the supply and demand sides of the ground trucking industry.

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

Under the Share Exchange Agreement,on June 29, 2007, the Company issued 48,500,000 shares of its common stock to the Gold Horse Nevada Stockholders and their assignees in exchange for 100% of the common stock of Gold Horse Nevada. Additionally, the Company’s prior President, CEO and sole director,cancelled 9,655,050 of the Company’s common stock he owned immediately prior to the closing. After giving effect to the cancellation of shares, the Company had a total of 1,500,002 shares of common stock outstanding immediately prior to Closing. After the Closing, the Company had a total of 50,000,002 shares of common stock outstanding, with the Gold Horse Nevada Stockholders and their assignees owning 97% of the total issued and outstanding shares of the Company's common stock.

Gold Horse Nevada became a wholly-owned subsidiary of the Company and Gold Horse Nevada’s former shareholders own the majority of the Company’s voting stock.

Gold Horse Nevada owns 100% of Global Rise International, Limited (“Global Rise”), a Cayman Islands corporation incorporated on May 9, 2007. Through Global Rise, Gold Horseoperates, controls and beneficially owns the construction, hotel and real estate development businesses in Chinaunder a series of contractual arrangements (the “Contractual Arrangements”) with Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”), Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) and Inner Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”), (collectively referred to as the “Jin Ma Companies”). Other than the Contractual Arrangements with the Jin Ma Companies, the Company, Gold Horse Nevada or Global Rise has no business or operations. The Contractual Arrangements are discussed below.

The relationship among the above companies as follows:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of these Contractual Agreements, the acquisition of Gold Horse and the Jin Ma Companies by the Company was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Gold Horse Nevada held a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, Gold Horse Nevada is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statement data presented are those of the Jin Ma Companies for all periods prior to the Company's acquisition of Gold HorseNevada on June 29, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

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

Gold Horse Nevada entered into the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders on August 31, 2006. On June 29, 2007, concurrently with the closing of the Share Exchange Transaction, the Contractual Arrangements were amended and restated by and among Gold Horse, Global Rise, the Company’s wholly-owned subsidiary, and the Company on the one hand, and each of the Jin Ma Companies and their respective shareholders on the other hand,under whichthe Company was made a party to the Contractual Arrangements.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

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
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

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

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”),“Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“SFAS 109”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109,“Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2006, FASB Staff Position No. EITF 00-19-2,“Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5,“Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP.

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
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

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

NOTE 15 – MAJOR CUSTOMERS & VENDORS

The nature of Jin Ma Construction is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the year ended June 30, 2007, two customers, comprising of 1) the Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban) and 2) the He Sheng Jia Wuan Residential Apartments provided 56% and 15% of Jin Ma Construction's revenues and at June 30, 2007, the Company had $3,929,793 of accounts receivable due from these customers. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. Two customers provided 11% and 10.5% of the Company’s revenue for the year ended June 30, 2006.

For the year ended June 30, 2007, four third party construction subcontractors provided 24.7%, 12.6%, 19.2% and 19.2% of the Company’s construction services performed for the construction segment, respectively, which included services on the Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban) and 2) the He Sheng Jia Wuan Residential Apartments. At June 30, 2007, the Company had $136,397 in accounts payable to theses vendors. The Company did not have any vendor concentrations in fiscal 2006. The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY SPEEDHAUL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 16 – RESTRICTED NET ASSETS

As of June 30, 2007, the restricted net assets held by the Company’s consolidated VIE’s was 100% of the Company’s consolidated net assets. Accordingly, separate condensed financial statements of the Company to be prepared in accordance with Securities and Exchange Commission Regulation S-X Rule 5-04 and Rule 12-04 to present the Company’s investments in its subsidiaries under the equity method of accounting as prescribed in APB Opinion No.18, “The Equity Method of Accounting for Investments in Common Stock” is not shown since the share exchange agreement occurred on June 29, 2007 and accordingly as of June 30, 2007, there was no such investment in VIE’s on the separate condensed balance sheet of the Company and no share of its VIE’s profits or losses on a separate condensed statements of operations and comprehensive income of the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with USGAAP have been condensed and omitted. The footnote disclosures contain supplemental information relating to the operations of the Company, as such, these statements should be read in conjunction with the notes to the consolidated financial statements of the Company.

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of June 30, 2007.

Regulation in the PRC permit payments of dividends by the Company’s PRC VIE’s only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s are restricted in their abilities to transfer a portion of their net assets to the Company (See Note 13). Foreign exchange and other regulation in PRC may further restrict the Company’s PRC VIE’s from transferring funds to the Company in the form of dividend, loans and advances.

As of June 30, 2007, all of the Company’s net assets are attributable to the PRC VIE’s. Accordingly, the Company’s parent company had not net assets as of June 30, 2007. As of June 30, 2007, the amount of restricted net assets was approximately $10,715,000.

NOTE 17 – SUBSEQUENT EVENT

From July to October 2007, the Company sold 1,468,458 shares of common stock to 67 individuals residing in China for net proceeds of $1,468,458