Form 10-K
period 2008-06-30
GOLD HORSE INTERNATIONAL, INC.
filed 2008-10-06
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2008

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________
Commission file number: 000-30311

GOLD HORSE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	22-3719165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 31 Tongdao South Road, Hohhot, Inner Mongolia, China	n/a
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	86 (471) 339 7999

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes   [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes   [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [√]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [  ]   No [√]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $26,898,859 on December 31, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 52,544,603 shares of common stock are issued and outstanding as of September 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

GOLD HORSE INTERNATIONAL, INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People’s Republic of China (“PRC”), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors”. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Our web site is www.goldhorseinternational.com. The information which appears on our web site is not part of this report.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Unless specifically set forth to the contrary, when used in this annual report the terms:

•	“Gold Horse International,” the “Company, “we,” “us,” “ours,” and similar terms refers to Gold Horse International, Inc., a Florida corporation,
•	“Gold Horse Nevada” refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,
•	“Global Rise” refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,
•	“IMTD” refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,
•	“Jin Ma Real Estate” refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,
•	“Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,
•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,
•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, and
•	“PRC” or “China” refers to the People’s Republic of China.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

We operate, control and beneficially own the construction, hotel and real estate development businesses in China of the Jin Ma Companies under a series of Contractual Arrangements. Other than the Contractual Arrangements with the Jin Ma Companies, we do not have any business or operations. Pursuant to the Contractual Arrangements we provide business consulting and other general business operation services to the Jin Ma Companies. Through these Contractual Arrangements, we have the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring shareholder approval. As a result of these Contractual Arrangements, which enable us to control the Jin Ma Companies, we are considered the primary beneficiary of the Jin Ma Companies. Accordingly, we consolidate the Jin Ma Companies’ results, assets and liabilities in our financial statements. The creditors of the Jin Ma Companies do not have recourse to any assets we may have.

The relationship among the above companies as follows:

Notwithstanding that Gold Horse International and the Jin Ma Companies are separate legal entities and the legal obligations of the parties are governed by the Contractual Arrangements, there is commonality of control between Gold Horse International and the Jin Ma Companies as set forth in the following table:

Name	Executive Officer of Gold Horse	Director of Gold Horse	Principal Shareholder of Gold Horse	Stockholder of The Jin Ma Companies (1)
Liankuan Yang	√	√	√	√
Yang Yang		√	√	√
Runlan Ma			√	√

(1)         Each of Jin Ma Construction, Jin Ma Hotel, and Jin Ma Real Estate are owed 70% by Liankuan Yang, 15% by Runlan Ma, the spouse of Liankuan Yang, and 15% by Yang Yang, the daughter of Liankuan Yang.

PRC law currently places certain limitations on foreign ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through the Contractual Arrangements with the Jin Ma Companies, each of which is a limited liability company headquartered in Hohhot, the capital city of the Autonomous Region of Inner Mongolia in China, and organized under PRC laws. Each of the Jin Ma Companies has the relevant licenses and approvals necessary to operate our businesses in China.

The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which we have the right to advise, consult, manage and operate each of the Jin Ma Companies, and collect and own all of their respective net profits. Additionally, under a Shareholders’ Voting Rights Proxy Agreement, the Jin Ma Companies’ shareholders have vested their voting control over the Jin Ma Companies to us. In order to further reinforce our rights to control and operate the Jin Ma Companies, these companies and their shareholders have granted us, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Jin Ma Companies or, alternatively, all of the assets of the Jin Ma Companies. Further the Jin Ma Companies’ shareholders have pledged all of their rights, titles and interests in the Jin Ma Companies to us under an Equity Pledge Agreement.

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

We have entered into the following Contractual Arrangements with each of the Jin Ma Companies:

Consulting Services Agreements. Pursuant to the exclusive Consulting Services Agreements with each of the Jin Ma Companies, we exclusively provide to the Jin Ma Companies general business operations services and consulting services as well as general business operation advice and strategic planning. Each of the Jin Ma Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to us that is equal to all of its net profit for such quarter. However, as described in Item 1A. Risk Factors appearing later in this report, the Jin Ma Companies are presently not remitting these fees to us and are retaining the funds for operating capital.

Operating Agreements. Pursuant to the Operating Agreements with the Jin Ma Companies and their respective shareholders, we provide guidance and instructions on the Jin Ma Companies’ daily operations, financial management and employment issues. The Jin Ma Companies’ shareholders must designate the candidates recommended by us as their representatives on each of the Jin Ma Companies’ board of directors. We have the right to appoint senior executives of the Jin Ma Companies. In addition, we agreed to guarantee the Jin Ma Companies’ performance under any agreements or arrangements relating to the Jin Ma Companies’ business arrangements with any third party, although we have issued no such guarantees as of the date hereof. Each of the Jin Ma Companies, in return, agrees to pledge its accounts receivable and all of its assets to us. Moreover, each of the Jin Ma Companies agrees that without our prior consent, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is 10 years and may be extended only upon our written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreements. Under the Equity Pledge Agreements, the shareholders of the Jin Ma Companies pledged all of their equity interests in the Jin Ma Companies to us to guarantee the Jin Ma Companies’ performance of their obligations under the exclusive Consulting Services Agreements. If the Jin Ma Companies or any of their shareholders breach their respective contractual obligations, we, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of the Jin Ma Companies also agreed that upon occurrence of any event of default, we shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the shareholders of the Jin Ma Companies to carry out the security provisions of the Equity Pledge Agreement and take any action and execute any instrument that we may deem necessary or advisable to accomplish the purposes of the Equity Pledge Agreement. The shareholders of the Jin Ma Companies agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The Equity Pledge Agreement will expire two years after the Jin Ma Companies’ obligations under the Consulting Services Agreements have been fulfilled.

Option Agreements. Under the Option Agreements, the shareholders of the Jin Ma Companies irrevocably granted us or our designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Jin Ma Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. We, or our designee, have sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is 10 years and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreements. Pursuant to the Proxy Agreements, the shareholders of the Jin Ma Companies agreed to irrevocably grant a person to be designated by us with the right to exercise their voting rights and their other rights, in accordance with applicable laws and their respective Articles of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of the Jin Ma Companies, and appoint and vote for the directors and chairman as the authorized representative of the shareholders of the Jin Ma Companies.

THE JIN MA COMPANIES

As discussed above, our business operations are conducted through Jin Ma Construction, Jin Ma Hotel, and Jin Ma Real Estate, all three of which are limited liability companies in China and organized under the laws of PRC.

Jin Ma Construction. Jin Ma Construction is an engineering and construction company that offers general contracting, construction management and building design services primarily in Hohhot City, in the Autonomous Region of Inner Mongolia in China. In operation since 1980, Jin Ma Construction was formally registered as a limited liability company in Hohhot City in March 2002. Jin Ma Construction is a Level Two national construction company. To qualify as a Level Two national construction company, Jin Ma Construction must have:

•	at least 40 million RMB in registered capital,
•	at least 150 engineering, technical, accounting staff in the aggregate,
•	achieved, within a three year period, annual revenue in excess of 80 million RMB,
•	achieved satisfactory rating in construction quality, and
•	within a five year period, obtained a construction contract worth at least 30 million RMB and/or completed a construction project that is:
• at least 12 stories, and/or
• at least 50 meters in height, and/or
• at least 21 meters in width, and/or
• at least 10,000 square meters in gross floor area (“GFA”) for a single-building project or at least 50,000 square meters in GFA for a multiple-building project (“Level Two Project”).

For a description of Jin Ma Construction’s recent and future construction projects, including its Level Two Projects, please refer to the section titled “Construction Operation” in the discussion below.

Jin Ma Hotel. Founded in 1999 and formally registered in April 2004 as a limited liability company in Hohhot City, Jin Ma Hotel owns, operates and manages the Inner Mongolia Jin Ma Hotel. The hotel contains 22 rooms with extensive catering and entertaining facilities and offers guests the option to participate in traditional Chinese ceremonies in its restaurant and banquet facilities. In 2006, Jin Ma Hotel completed major renovations to improve comfort and freshen décor. The hotel had a 93% occupancy rate in 2006 and a 95% occupancy rate in 2007. Hohhot City is a popular tourist destination, especially during the summer. In 2001, the Hohhot Tourism Bureau certified the Hotel as a two-star hotel, pursuant to the PRC Standard and Star Rating for Tourism and Foreign Use Hotels. The two-star hotel is conveniently located 15 kilometers from the Hohhot Baita Airport, three kilometers from the train station, and is targeted toward price-sensitive travelers. For a description of the Hotel’s premises and facilities, including recent renovations, please refer to the section titled “Hotel Management” in the discussion of our business operations below.

Jin Ma Real Estate. Jin Ma Real Estate, established in 1999, was formally registered as a limited liability company in Hohhot City in February 2004. Jin Ma Real Estate is a Level Four real estate development company. To meet the qualifications of Level Four real estate development company, the company must

•	have registered capital of at least one million RMB,
•	be engaged in real estate development and be in operation for at least one year,
•	have passed satisfied the quality standard examination for all of its finished projects,
•	employ at least five management personnel and two accounting staff; and
•	have implemented a standardized system of “Residential Quality Guarantee” and “Residential Instruction Manual” to be issued in connection with the sales of residential units.

For a description of the development activities of Jin Ma Real Estate, please refer to the section titled “Real Estate Development” in the discussion of our business operations below. Jin Ma Real Estate had expected to seek reclassification as a Level Three development company by the end of fiscal 2008. To qualify, Jin Ma Real Estate must (1) increase its registered capital to at least 8,000,000 RMB, (2) increase the number of its management personnel to at least 15, and (3) have invested in or have developed at least 50,000 square meters in gross floor area. However, recently the Chinese authorities have introduced stricter rules for land-use rights, there is more stringent capital requirements for banks, and there are higher interest rates. According to the central government, these new regulations are designed to control the growth of the real estate industry and have the potential to negatively impact the growth of our real estate business. As a result, we plan to focus on our construction segment as the primary source of our business in 2009 and as a result we have delayed seeking reclassification to a Level Three development company until conditions change.

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

Inner Mongolia also has the most inland ports - 18 - of all provinces in China. The ManzhouliRailway Port and the Highway Port, which run across Russia to Eastern Europe and Western Europe, are the bridgeheads of the Euro-Asia Land Bridge. By railway, Hohhot City lies on the Jingbao Railway from Beijing to Baotou. Hohhot Baita International Airport is about an hour from city center and only half an hour drive from the Second Ring Road. It serves Hohhot City and surrounding areas, and has direct flights to Beijing, Shanghai, Shenzhen, Chengdu, Wuhan, Hong Kong, and Ulan Bator in Mongolia. The Hubao Expressway connects Hohhot City to the more remote areas in Inner Mongolia.

Inner Mongolia is also a popular tourism destination, renowned especially for its natural springs. Hohhot City, located in the south-central part of Inner Mongolia, is especially popular during the summer months as a place to escape the heat. An in preparation for 2008 Beijing Olympics, Hohhot City upgraded its transportation infrastructure and in 2007, the Baita International Airport was expanded pursuant to a joint effort by the Inner Mongolia Autonomous Government and China Civil Aviation Bureau, who invested in 1 billion RMB (approximately $149,000,000) for a new terminal covering 35,000 square meters.

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

As a result, Hohhot has witnessed average economic growth rate of 23.5% annually for seven consecutive years based on Sichuan News Agency. Inner Mongolia registered approximately $10 billion in contractual overseas investment in 2007, up 4% from 2006, according to the Hohhot City branch of the People’s Bank of China. The nominal gross domestic product (GDP) of Inner Mongolia in 2008 was 389.5 billion RMB (approximately $47.2 billion), a growth of 10.2% from 2007, with an average annual increase of 17.1% according to the Inner Mongolia Government website (www.nmg.gov.cn). For Hohhot, in 2007, per capita GDP was approximately 42,016 RMB (approximately $5,763 and the urban per capita disposable income and farmers’ per capita disposable income for 2007 were 16,920 RMB (approximately $2,321) and 6,121 RMB (approximately $840), respectively, per the Xin Hua News Agency.

OVERVIEW OF OUR INDUSTRY SEGMENTS

China’s Real Estate Market

China’s growing real estate market is primarily the confluence of two factors: the passage of laws protecting property ownership rights by the Chinese central government to encourage homeownership, and rapid urbanization caused by steady internal migrations from rural regions to cities.

Prior to the 1990s, all land and housing was owned by the state. Then in 1998, the Chinese central government created the basic building block of a market economy in real estate - a transferable ownership interest. This interest, known as a “land use right”, is not 100% ownership interest as we know it in the West. Rather, the state grants a right for a fixed period - varying from 40 to 70 years - to use a land for the purpose specified in the land use right’s granting charter. Land use rights are transferable, mortgageable, leaseable and renewable, and can usually be subdivided. And although the long term implications of land use right are still uncertain as the concept is still relatively new, any such uncertainties have not discouraged real estate investments and developments. In 2007, 2.5 trillion RMB (approximately $373 billion) were invested in real estate projects, up 30.2% from 2006, according to the Chinese Academy of Social Sciences (CASS). In 2008, it is estimated that 2.54 trillion RMB (approximately $379 million) will be invested in real estate projects. The central government expects an increase in aggregate housing area to 64.5 billion square feet, or approximately 70 million individual housing units, by 2015.

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

Hohhot Real Estate Market Information (Based on statistics from the Hohhot Real Estate Bureau)

In the first half of fiscal 2008, Hohhot city’s real estate investment amounted to 2.9 billion RMB, an increase of 46.23% compare to the same period last year and consisted of the following:

•	Investment in commercial housing amounted to 2.3 billion RMB, an increase of 54.1% compared to the same period last year which represents 76.9% of all real estate invested;
•	Investment in commercial retail real estate amounted to 345.3 million RMB, an increase of 12.4 % compared to the same period last year, which represents 11.6% of all real estate invested;
•	Investment in office space development amounted to 217.7 million RMB, an increase of 79.85% compared to the same period last year, which represents 7.3% of all real estate invested;
•	Oother real estate investment amounted to 122.4 million, an increase of 1.98% compared to the same period last year, which represents 4.2% of all real estate invested.

Land purchases amounted to 566,000 square meters, a decrease of 1.53%, land being developed increased by 50% compared to the same period last year; and land waiting to be developed increased by 15.3% compared with the same period last year.

Real estate investment is continually growing. Domestic loans for real estate are slightly decreasing but still stable and self funding is increasing. Accordingly, people still have confidence in the Hohhot real estate market, and in certain degree has helped support real estate growth. The government is trying to control land sales to prevent developers from purposely stocking land.

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

According to the China National Tourism Administration, China is now ranked fourth in the world in terms of overseas tourist arrivals, and the World Travel Organization predicts China will become the number one global tourism destination by 2020. China received 131.8 million overseas visits in 2007, up 6.3% from fiscal 2006, and 60 times more than in 1978, according to the Chinese National Tourism Administration. Business tourists currently account for 25% of all inbound arrivals; and this sector is anticipated to grow to support the expanding economy. The country is now competing head on with other global tourism destinations.

The growing popularity of Inner Mongolia as a tourism destination, and the importance of Hohhot City as the gateway to the region, is demonstrated by the number of foreign hotel operators that are expanding their operations in the city. Shangri-La Hotels and Resorts, a premium Asian-Pacific hotel brand, opened a hotel in Hohhot City in late 2007. Starwood Hotels and Resorts Worldwide is teaming up with Inner Mongolian Datang International Tuo Ke Tuo Power Generation Company to manage the Sheraton Hohhot Hotel in downtown Hohhot City, which is scheduled to open in July 2009.

To further elevate the level of China’s tourist service, as well as promote the protection, development, management and construction of tourist spots and destinations, the central government has actively promoted the use of rating systems throughout the hotel industry. China had 13,583 star-ranked tourist hotels nationwide by the end of 2007, up 6.5& year on year. Our Hotel was certified as a two-star facility in 2001 by the Hohhot Tourism Bureau.

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

THE JIN MA COMPANIES BUSINESS OPERATIONS

Through the three Jin Ma Companies, we operate in three reportable segments:

•	construction,
•	hotel management, and
•	real estate development.

The Construction Operations

The construction business derives revenue primarily from services in general contracting, pre-construction planning and comprehensive construction management services in Hohhot City. Its duties as general contractor typically include planning, preparing and organizing each phase of the construction, applying and securing all governmental certificates required for the specific project, coordinating and supervising construction crews and work progress, inspecting and ensuring the quality of the construction, and accounting and distributing construction funds for which it earns gross profit of approximately 20%.

Jin Ma Construction is presently dependent upon revenues from a limited number of customers. For the year ended June 30, 2008, four construction projects accounted for 86% of its revenues (10.3%, 38.2%, 24.1% and 9.4%, respectively) and $7,815,051 of accounts receivable due from these customers. Two customers accounted 56% and 15%. respectively, of its revenue for the year ended June 30, 2007 and at June 30, 2007, had $3,929,793 of accounts receivable due from these customers.

As of September 30, 2008, Jin Ma Construction has completed the construction of the following projects all located within regional capital of Hohhot City

Name	Location	Property Type	Number of Buildings and/or Units	Completed GFO (m2)	Date of Completion
Hohhot Local Tax Authority Residential Apartments	Jin Qiao Development Zone, Hohhot	Residential	5 Buildings containing 494 Units	59,250	October 2005

Traffic Police Garden Residential Apartments	Zhong Zhuan Road, Hohhot	Residential	6 Buildings containing 452 Units	58,800	November 2005

Jin Qiao Residential Apartments	Jin Qiao Development Zone, Hohhot	Residential	2 Buildings containing 320 Units	28,609	April 2006

Jin Quan Comprehensive Community Building	Xin Hua Street, Hohhot	Commercial	1 Building	14,864	May 2006

Inner Mongolia Technical College of Construction Teaching Building	Wu Chuan Road, Hohhot	Government Building	1 Building	12,036	June 2006

Ha Deng Expressway Administrative Facilities	Deng Kou, Ba Yan Zhuo Er City	Infrastructure	Not Applicable	Not Applicable	June 2006

He Sheng Jia Yuan Residential Apartments (Phases I & II)	Gong Yuan West Road, Yu Quan District, Hohhot	Residential	6 Buildings containing 596 Units	50,736	September 2006

Hohhot City Intermediate People’s Court, Legal Service Center	Jin Qiao Development Zone, Hohhot	Government Building	1 Building	13,954	November 2006

Bin Shui Xin Cun Residential Apartments	Hailar East Road, Xin Cheng District, Hohhot	Residential	1 Building containing 106 Units	9,558	December 2006

Chi Feng Local Tax Bureau	The new district of Chi Feng city	Government Building	1buildings	12,368	June 2006

Inner Mongolia Agricultural University Yi Fu Building	The new district of Hohhot	Decoration construction	1building	22,000	April 2006

Inner Mongolia Zhun Da Electricity-Generating Corporation	In Erdos of Inner Mongolia	Infrastructure	Not Applicable	Not Applicable	June 2006

Jia Shijie Supermarket	In Hui district of Hohhot	Decoration Construction	1 building	14,000	April 2006

Xiao Kang Xin Cun Residential Apartments (Phase I )	Tabuban, Hohhot	Residential	15 buildings	January 2007	October 2007

Xiao Kang Xin Cun Residential Apartments (Phase II)	Tabuban, Hohhot	Residential	15 buildings	January 2007	December 2007

Prison Barracks	Number Two Prison of Hohhot	Government building	One building	August 2007	February 2008

Riverbank Garden Community (Phase 1)	In SaiHan district of Hohhot	Residential Four buildings Building	One building	August 2007	May 2008

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

Xiao Kang Xin Cun Residential Apartments (Phase I ). Xiao Kang Xin Cun (Phase I) is located in the Tabuban District in Hohhot City and has a total of 11 buildings. This Level Two Project, was developed by the Village Committee for the Tabuban Village in the Huimin District of Hohhot City, and Jin Ma Construction was in charge of construction for the project.

Xiao Kang Xin Cun Residential Apartments (Phase II). Xiao Kang Xin Cun is located in the Tabuban District in Hohhot City. When completed, it will have a total of 15 buildings and 2,630 residential units. This Level Two Project is being developed by the Village Committee for the Tabuban Village in the Huimin District of Hohhot City, and Jin Ma Construction is in charge of construction for both phases of the project. The Phase II project was started in January 2007 and completed in December 2007.

Prison Barracks. This project included one building in the Number Two Prison of Hohhot City. Construction started on the project in August 2007 and was completed in February 2008.

Riverbank Garden Community (Phase 1). Riverbank Garden Community (Phase 1) includes four buildings. It is located in the Sai Han District of Hohhot City. Construction was completed in May 2008.

Current and Future Construction Projects

Generally, all construction projects are performed for third party customers and we recognized revenues pursuant to our normal revenue recognition policy, except as noted below. We are currently constructing and planning the following residential apartment and retail/commercial properties for third parties in the City of Hohhot in China:

Name	Location	Property Type	Number of Buildings	Commencement Date	Expected Date of Completion

Riverbank Garden Community (Phase 2)	In SaiHan district of Hohhot	Residential Buildings	Nine buildings	April 2008	November 2008

AiBo Garden	Wei Min District, Hohhot	Residential Buildings	Multiple	April 2008	November 2008

Tian Fu Garden (Phase I and II)	Xin Cheng District, Hohhot	Residential Buildings	Multiple	April 2008	November 2008

Lanyu Garden (No. 3 Residential Building)	Hohhot	Residential Building	One	October 2008	December 2009

Riverbank Garden Community (Phase 2). When completed, Riverbank Garden Community (Phase 2) will include nine buildings. It is located in the Sai Han District of Hohhot City. Construction started in April 2008 and Jin Ma Construction expects to complete the project in November 2008.

AiBo Gardens. When completed, this project includes multiple buildings. It is located in the Wei Min District of Hohhot City. Construction started in April 2008 and Jin Ma Construction expects to complete the project in November 2008.

Tian Fu Garden (Phase I and II). When completed, will include multiple buildings. It is located in the Xin Cheng District of Hohhot City. Construction started in April 2008 and Jin Ma Construction expects to complete the project in November 2008.

Lanyu Garden (No.3 Residential Building). When completed, this will consist of one 28,000 square meter buildings. It is located in Hohhot City. Construction will commence in October 2008 and Jin Ma Construction expects to complete the project in December 2009.

Jin Ma Constructions’ Services

Construction. Jin Ma Construction acts as the general contractor in a real estate development project. Our employees monitor the construction of each project, participate in all material design and building decisions, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and monitor compliance with applicable zoning and building codes. The selection of our subcontractors is conducted through a competitive process, and several subcontractors are invited to participate. The main criteria for selecting subcontractors are cost, qualifications, the quality of completed projects and of work done, if any, on our existing or prior projects. Once the selection process is completed, we will normally negotiate a fixed price contract with the sub-contractors which include terms relating to time for completion of construction, quality of materials used and warranty periods.

Project Management. Jin Ma Construction’s project management is undertaken by a team of architects, engineers, project managers and other support staff. The project management team is responsible for the overall management of all of the development projects. For each project, there is a team responsible for the day-to-day management. Project management covers all major stages of a development project, as follows:

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

Quality Control. Jin Ma Construction places emphasis on the quality of its development projects and implements quality control procedures at different construction stages to ensure that the work done by its sub-contractors meets its standards and requirements and those of the relevant governmental authorities.

Jin Ma Construction imposes quality control on its building materials. Its on-site management team conducts regular quality inspections of the construction work. When a particular section of construction work is completed, Jin Ma Construction’s on-site management team will inspect the work to ensure that the work is in compliance with its quality standards and the relevant governmental regulations. Jin Ma Construction requires its sub-contractors to promptly remedy all defects, and it then makes a further inspection of their work.

Competitive Strengths

Jin Ma Construction is in competition with other construction companies in Hohhot City and Inner Mongolia, some of which are larger and have greater financial resources than it. These include Inner Mongolia Third Construction Company and Hohhot City Construction Company. Nevertheless, Jin Ma Construction believes that it can effectively compete with these companies. Jin Ma Construction is one of the first construction companies in the region, and it has gained a solid reputation based on the quality of its work and an established track record spanning a diverse array of projects. Through the numerous government projects that it has constructed, Jin Ma Construction has established an excellent working relationship with the local and regional governments, and it continues to act as general contractor in many ongoing government projects. All of its engineering and technical staff is certified in their respective fields, and many, such as its construction manager and its technical director, have been in the industry and with Jin Ma Construction for over 20 years. Since 2004, Jin Ma Construction has been independently audited and certified as being in conformance with the ISO 9001:2000 standards for quality management system, the ISO 140001:1996 standards for environmental management system, and the GB/T28001:200 standards for occupational safety management system. These certifications, while not mandated by law, provide Jin Ma Construction with a competitive edge over many of its competitors that are not similarly certified, in that they lend further assurance to its customers in the quality of its work.

The Hotel Management Business

Jin Ma Hotel derives revenue primarily from guest room rentals and food and beverage operations at the Inner Mongolia Jin Ma Hotel. The 22-room hotel is a full-service two-star facility, offering amenities such as restaurant and banquet center. Its guests can also partake in traditional Chinese ceremonies that are offered regularly in its restaurant and banquet facilities. The hotel is located on an approximately 2.16 acre lot, owned by Jin Ma Hotel, and housed in a single building with approximately 5,048 square meters that has been configured for use as the hotel as well as offices on the upper floor of the building for the Jin Ma Companies. The property includes a parking area for 36 cars. Jin Ma Hotel also owns all of the fixtures, improvements, furniture, and the other contents currently used in the business of the hotel.

Renovation

In fiscal 2006, Jin Ma Hotel completed the most significant capital investment program in its history in order to improve comfort, freshen décor and upgrade technology at the hotel. It invested over $180,000 into the renovation of the hotel, primarily for all guest rooms as well as non-room guest contact areas such as lobbies, restaurants, exteriors, banquet rooms and landscaping. The capital improvements were funded primarily from existing cash.

Competitive Strengths

Locally, Jin Ma Hotel’s competition includes the Inner Mongolia Hotel and the Inner Mongolia Zhao Jun Hotel. However, many well-known hotel operators are also seeking to establish their presence in the area, including the Shangri-La Hotel and Resort in late 2007 and the Sheraton Hohhot Hotel in July 2009. Because many of these hotels are aimed toward the luxury segment of the industry, Jin Ma Hotel believes that it have a competitive advantage in attracting those travelers to the city who are more price-sensitive. With its renovation efforts, it can offer many of the same amenities available at its higher-price competitors, but without increasing the costs to its guests.

Real Estate Development Business

Jin Ma Real Estate designs, develops, markets and sells high-quality, affordable homes in apartment high-rises, which are targeted at Chinese middle income families. It also designs, develops, markets and sells these homes in mixed-use development projects. Its development projects are all in Hohhot City.

Its apartments are targeted for different segments within the mass residential property market, including young, white-collar employees, middle to senior managers in enterprises, entrepreneurs and families with young children. These upwardly mobile people represent the emerging middle class and are a growing source of demand in the mass residential property market. Certain properties developed by Jin Ma Construction are mixed-use properties that also include retail and commercial floors on the lower levels of the buildings.

Completed and real estate held for sale currently being sold

TaoYuan Shuixie Residential Apartments. This project includes four buildings with 324 residential apartment units. It is located in Hui District of Hohhot City. Jin Ma Real Estate is the developer of this project. Construction commenced in January 2007, and was completed in June 2007.

Gold Horse Staff Residential Buildings. This project includes four apartment buildings containing 324 residential units. Inner Mongolia Feng Hua (Group) Construction Co., Ltd., a third-party company, was the general contractor for Gold Horse Staff, rather than Jin Ma Construction as in other of its development projects. Construction commenced in January 2007, and was completed in June 2007.

Current and Future Projects

Name	Location	Property Type	Number of Buildings	Date of Commencement	Expected Date of Completion
Procuratorate (Yu Quan) Housing Estates	Hohhot	Residential	7 Buildings	July 2008	October 2009

Gold Horse Garden (Phases I & II)	Cheng Ji Si Han Street, Hohhot	Residential/Retail Commercial	61 Buildings	October 2008	June 2010

The Procuratorate (Yu Quan) Housing Estates. When completed, Procuratorate Housing will comprise of seven buildings containing 600 residential apartment units sitting on 60 acres. This project is a joint effort with Jin Ma Construction, which will be serving as the general contractor for the construction of this project. In May 2008, improvements to the land began and it is anticipated the construction commenced in July 2008, as Jin Ma Real Estate have completed the design and planning for this project, and its anticipated completion date is December 2009. Procuratorate Housing is located in the Yu Quan District of Hohhot City. Jin Ma Real Estate applied for the land use rights certificate in April 2007 and approval is expected in November 2008. At this time, we are not able to determine the amount it will cost Jin Ma Real Estate to acquire these land use rights.

Gold Horse Garden. When completed, the two phases of Gold Horse Garden will comprise in the aggregate of 61 buildings and 5,000 residential units. The entire project site will occupy 500 acres. Jin Ma Construction is building this project. This project is currently in the planning and design phase, with construction by Jin Ma Construction anticipated to commence in October 2008, and completion anticipated in June 2010. The Gold Horse Garden Project is in Hohhot City. Jin Ma Real Estate has not yet applied for land use rights certificate in connection with this project but it expects to file for and receive approval by commencement date.

Other Real Estate Projects

Inner Mongolia Electrical Vocational Technical School And The Inner Mongolia Chemistry College

In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School. Pursuant to the terms of the agreement, Jin Ma Real Estate will construct the buildings and, upon completion, lease the buildings to the Inner Mongolia Electrical Vocational Technical School for a period of 26 years at an amount of 4,800,000 RMB or approximately $685,000 per annum. Since Jin Ma Real Estate does not have any construction licenses, Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate. Jin Ma Real Estate entered into a construction contract with Jin Ma Construction whereby Jin Ma Construction agreed to construct the buildings pursuant to standard PRC construction law on behalf of Jin Ma Real Estate and Jin Ma Real Estate will pay to Jin Ma Construction all construction costs associated with this project. Jin Ma Real Estate estimates that this project, which is the first project of this nature with the Jin Ma Companies have undertaken in which the consolidated entities are involved in multiple aspects of project development, should be completed in October 2008.

Jin Ma Real Estate and Jin Ma Construction have utilized current working capital in the construction of student apartments for the Inner Mongolia Chemistry College situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate for this project as well. Once completed, Jin Ma Real Estate will lease the buildings to the college for a period of 20 years. The cost of construction is estimated to be RMB 50 million ($7.4 million), and Jin Ma Real Estate expects the annual investment returns to be RMB 7 million ($1 million) for 20 years. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and expects to complete the project in August 2009.

The costs associated with these projects are reflected on our balance sheet as construction in process and we will not recognize any revenues on this project until the project is complete and we begin receiving lease income, in accordance with FAS No. 66, “Accounting for Sales of Real Estate” and related interpretations. In accordance with terms of the agreements, at the end of the lease terms, ownership of the buildings will be transferred to the respective institution. During the term of the respective leases, Jin Ma Real Estate will not have additional commitments to the Inner Mongolia Electrical Vocational Technical School or the Inner Mongolia Chemistry College, other than the customary construction warranties.

Jin Ma Real Estate’s Business Strategy

Recently, Jin Ma Real Estate has entered in construction arrangements whereby Jin Ma Construction will construct student dormitories for the respective university and lease the buildings to the respective school for periods ranging for 20 to 26 years. The Company estimates that it will be able to recover its construction costs within five to seven years and these projects will provide working capital over the respective lease terms. Additional Jin Ma Real Estate will continue to focus on Hohhot City for the development of residential communities. Jin Ma Real Estate believes that the size and growth potential of Hohhot City coupled with the ongoing liberalization of the real estate markets offer it considerable growth opportunities. Although Jin Ma Real Estate intends to develop additional residential communities and mixed-use developments in Hohhot City proper and surrounding areas that are within reasonable commuting distance to Hohhot City, recently the Chinese authorities have introduced stricter rules for land-use rights, there is more stringent capital requirements for banks, and there are higher interest rates. These new regulations have the potential to negatively impact the growth of our real estate business. Jin Ma Real Estate believes that the following features of Hohhot City represent continuing growth opportunities for it in the city:

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

Jin Ma Real Estate targets the emerging Chinese middle-income class as home buyers. Its target residential market is the growing Chinese middle income population. China’s home builders have traditionally targeted the upper and lower income market, and largely ignored the middle-income class. Because of banking reforms permitting wider availability of home mortgage loans and the positive effects of China’s economic reforms, Jin Ma Real Estate believes that the home building market for the middle-income class represents substantial growth opportunities for it.

Jin Ma Real Estate can provide substantial benefits to home buyers. Jin Ma Real Estate believes that its residential apartments provide the following benefits to home buyers:

•	affordable living space to support large families, frequently include three generations - grandparents, parents and children;
•	living within close proximity to schools, shopping centers, retail shops, offices, medical facilities, city centers and public transportation; and
•	quality building management services including security, landscape and maintenance.

Jin Ma Real Estate aims to continue its commitment to quality. It seeks to construct buildings having a high quality of construction and workmanship.

Jin Ma Real Estate’s strive to enter markets early. It will continue to enter markets early where it can acquire land use rights at reasonable prices and develop residential communities in potential growth centers in and around Hohhot City. Jin Ma Real Estate has successfully implemented this strategy, where it is one of the first home builders to develop a residential community targeted at middle income families. Jin Ma Real Estate believes that early entry into markets will continue to enable it to establish ourselves in these markets before the onset of widespread competition.

Jin Ma Real Estate selects superior sites and carefully evaluate the feasibility of each project. It believes that securing a good location is a major factor in the success of a property development project. It considers the following factors when it evaluates it property development sites:

•	size of land;
•	geographic location;
•	potential financial return;
•	potential market demand for the development;
•	its existing property portfolio and available resources;

•	land cost, affordability and potential financial return;
•	overall market situation and opportunities;
•	access to city centers;
•	geological conditions;
•	demolition and resettlement costs; and
•	infrastructure support.

During the site selection process, it will evaluate and research the economic and social situation of the area, the market demand for and potential returns from a proposed project and the funding and manpower requirements. Once Jin Ma Real Estate has selected a site, it formulates a comprehensive development plan.

Jin Ma Real Estate’s Customers

Its target market for residential customers is Chinese middle income families in key urban markets who want to become home owners in a planned community. It classifies a typical family income of RMB 36,000, or approximately $ 4,600, per year as middle income earners. It believes that families earning this income will be able to purchase its houses costing approximately RMB 200,000, or approximately $26,000, through a down payment of 30% or approximately RMB 60,000, or approximately $7,700, with the balance financed by a bank mortgage having a repayment period ranging from five to 10 years, resulting in a monthly payment of between RMB 1,500 to RMB 2,000, or approximately $190 to $260.

For each development project, Jin Ma Real Estate designates specific employees as a team to handle the related sales and marketing activities. Subject to market conditions and government approval by the relevant land administration bureau, it seeks to pre-sell its development projects at an early stage. It will also arrange with one or more banks to provide mortgage loan facilities to home purchasers for up to 70% of the home purchase price, substantially all of which is guaranteed by Jin Ma Real Estate until the homes are delivered to the buyers. Its sales and marketing strategy involves the following key elements:

•

offering a financing package for home buyers which pre-qualifies home buyers for a 70% mortgage with only a small down payment, or booking fee, which is typically no more than RMB 60,000, or approximately $7,874, and the balance of the purchase price paid over a staggered period between one to two months;

•	advertising through various media, including regional newspapers, magazines, posters, billboards and advertising pamphlets to reach potential purchasers;
•	using sales literature and brochures which describe its projects and its company; and
•	operating a sales center in a high-traffic downtown area where its office is located and on-site.

Jin Ma Real Estate has established a high level of visibility in Hohhot City. Its also believes that local awareness of its project has been facilitated through word of mouth. Sales of its homes are normally made at its sales centers situated either in the city center or at its development site.

Pre-Sale of Jin Ma Real Estate Apartment Units

Jin Ma Real Estate seeks to pre-sell homes in the several phases in its development as early as possible, subject to market conditions and regulatory constraints. Pre-sales occur when units of a project are sold while the project is still under construction. Under Chinese law, pre-sale is only permitted if a pre-sale permit has been granted by the relevant land administration bureau to the project which is still under construction. Pre-selling allows Jin Ma Real Estate to begin marketing its development before it would otherwise be able to do so, and shortens the time during which it has market exposure for the construction and other expenses of its developments. Pre-sales also allow Jin Ma Real Estate to improve its working capital management by accelerating its cash inflow and to minimize market risks associated with its development projects.

In a pre-sale, the first step is that the home buyer pays an initial booking fee. The home buyer then pays 30% of the purchase price less the booking fee upon the execution of a sales and purchase agreement. The remaining 70% must be paid over a staggered period between one to two months although, in most instances, it is paid by the bank providing the mortgage financing upon execution of the sales and purchase agreement. During fiscal 2007 and 2008, only a small percentage of Jin Ma Real Estate’s units were presold. It plans on using its best efforts to increase the amount of presold units in the future.

Financing for Jin Ma Real Estate Home Purchasers

As part of its pre-sale activities, Jin Ma Real Estate may arrange for commercial banks to provide purchaser financing in the sale of our developments. Unlike mortgage financing in the United States, banks will typically look to the developer and the planned development to determine whether to make a commitment to provide purchaser mortgages. However, the banks retain the right to approve or reject mortgages on an individual basis based upon the perceived credit-worthiness of the home purchaser and other factors that it considers appropriate. Jin Ma Real Estate guarantees a customer’s mortgage until the home is handed over to the customer. Jin Ma Real Estate’s customers typically arrange for mortgages through China Construction Bank, The People’s Bank of China, or Agricultural Bank of China.

Project Finance

Jin Ma Real Estate has financed the development of its development projects to date through bank borrowings, proceeds from the pre-sale of portions of its development projects, credits provided by its contractors and through its internally generated funds. Because each development project will require a substantial amount of capital to finance its construction cost, it is Jin Ma Real Estate’s policy to control the timing of the launch of each of its development projects and the phases of these projects.

Competitive Strengths

The development and sale of residential and commercial real estate markets in China are subject to intense competition. Jin Ma Real Estate competes with numerous small and large developers for sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. It also competes for sales with individual resales of existing homes and condominiums and available rental housing. Jin Ma Real Estate believes that it compares favorably to other developers in the Hohhot City area in which it operates, due primarily to its experience within this geographic market, and its responsiveness to market conditions enables it to capitalize on the opportunities for advantageous land acquisitions in desirable locations. Its competitors include the Inner Mongolia Ju Hua Real Estate Development Co., Ltd., Inner Mongolia Chi Cheng Real Estate Development Co., Ltd., Hohhot Jia Di Real Estate Development Co., Ltd. and Inner Mongolia Nai Lun Real Estate Development Co., Ltd., many of whom have greater financial, managerial, marketing and other resources than Jin Ma Real Estate. Residential and commercial property developers compete not only for property buyers, but also for desirable properties, raw materials and skilled subcontractors. Jin Ma Real Estate also expects that continued economic development of China in general and in Hohhot City in particular will be accompanied by further property development and expansion. It believes that its principal competitive strengths are as follows:

•	Jin Ma Real Estate’s management has extensive experience and in-depth knowledge of the Hohhot City and Inner Mongolia real estate markets;
•	its strategy which emphasizes development high-quality residential properties for middle income families;
•	its access to construction capabilities through Jin Ma Construction;
•	its focus on Hohhot City and surrounding areas, in which Jin Ma Real Estate enjoys competitive advantages;
•	its experienced project management team, which effectively and actively controls every stage of the development of its projects; and
•	its close working relationships with both the local and regional governments.

SUPPLIERS

Construction

Jin Ma Construction does not maintain significant inventories of construction materials except for work in process and a limited amount of other construction materials. Generally, the construction materials used in its operations are readily available from numerous sources. Jin Ma Construction owns, maintains and operates approximately 80 vehicles and construction related equipment that can, and are often deployed, on projects that it is serving as general contractor. Jin Ma Construction uses five to seven subcontractors to perform substantially all of its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

Hotel Management

Jin Ma Hotel acquires the supplies for the hotel operation from various local sources. It has no long term agreements with its suppliers, and purchase supplies on a purchase order basis. Management recognizes that this strategy also carries with it the potential disadvantages and risks of shortages and supply interruptions. Jin Ma Hotel’s suppliers generally are meeting its supply requirements, and it believes its relationships with its suppliers are stable.

Real Estate Development

The supply of land is controlled by the Chinese government. All such purchases of land are required to be reported to and authorized by the regional government of Inner Mongolia and/or the municipal government of Hohhot City. In October 2007 new laws took effect governing a wide range of matters affecting real property which impacted Jin Ma Real Estate’s acquisition of land use rights during fiscal 2008 and which may have the potential to negatively impact the growth of its real estate business in future periods.

Jin Ma Real Estate may use subcontractors for the development of its projects and selects the lowest-cost provider through an open bidding process. Such service providers are numerous in Hohhot City and it foresees no difficulties in securing alternative sources of services as needed. Additionally, Jin Ma Construction performs contractor services on behalf of Jim Ma Real Estate.

Government Approval and Regulation of the Company’s Principal Products or Services

The Jin Ma Companies believe that each of the its companies has been compliant to date with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China and that such laws, rules and regulations do not currently have a material impact on its operations:

Construction. China’s construction industry is heavily regulated by the national government. On November 1, 1997, the Central Government of the PRC publishedthe Construction Law of the PRC, Presidential Order No. 91, which is the basic construction law of China. This law outlines the basic requirements and rules for all construction activity in China. Underneath the National Government, the Ministry of Construction also writes laws. On March 14, 2001, the Ministry of Construction publishedRule No. 87, which puts forth licensing requirements for all construction companies operating in China. The Ministry of Construction also writes specific standards for all different types of construction. These standards stipulate the basic requirements for construction companies in China in such areas as registered capital, tangible assets, liability insurance, employee regulations and engineering certifications. The standards also have graded levels of qualification. Jin Ma Construction has second class certification of its constructions operation.

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

Real Estate Development. Jin Ma Real Estate’s real estate development projects are subject to various laws and governmental regulations, such as zoning regulations, relating to its business operations and project developments. Real estate developers may secure land from the city government by obtaining exploitation and utilization rights over land through public tendering. The maximum term for such land use right interest ranges from 40 to 70 years depending on the purpose of use.

Land use rights obtained legally may be transferred, leased, and mortgaged during the leasehold period. Jin Ma Real Estate must obtain and keep current various licenses, permits and regulatory approvals for its development projects. Due to the increasing levels of development in the areas of China where Jin Ma Real Estate currently operates, it is possible that new laws, rules and/or regulations may be adopted that could affect both its current and proposed development projects. The enactment of such laws, rules or regulations in the future could have a negative impact on its projected growth or profitability, which could decrease its projected revenues or increase its costs of doing business.

Recent Development - Wind Power Project

On May 8, 2008 Jin Ma Construction signed an agreement to form a joint venture with two development stage companies, Erlianhaote Hengyuan Wind Power Company, Ltd. (“Hengyuan”) and Inner Mongolia Inner Mongolia Tianwei Wind Power Equipment Company, Ltd. (“Tianwei”). Through various contractual arrangements with Jin Ma Construction, Under the agreement, Jin Ma Construction is proposing to invest approximately $100 million (RMB 700 million) which will be used to construct a wind power plant and as capital to fund the construction of a manufacturing facility to build wind power generator modules to be used at the wind power plant. It is anticipated that Jin Ma Construction will own 60% of these new entities. Additional capital investments are intended to be made by all parties based upon a 60%/40% relationships.

Jin Ma Construction’s ability to proceed with the proposed joint venture is subject to its raising the capital necessary to fund the projects and the receipt of certain regulatory approvals. To date, it has not been successful in securing the necessary capital, although management of the Jin Ma Companies continues its efforts to obtain the funding necessary to proceed with this project. As described elsewhere herein, the ability of the Jin Ma Companies to raise capital is somewhat limited and the debentures contain certain contractual restrictions on our ability to raise additional debt financing. We are, accordingly, unable at this time to predict the likelihood of this project being completed.

Employees

As of September 30, 2008, the Jin Ma Companies collectively had a total of 487 full time employees. Jin Ma Construction accounted for 260 employees, including 33 management personnel; Jin Ma Hotel accounted for 180 employees, including 32 management personnel; Jin Ma Real Estate accounted for 37 employees, all of which are management and sales personnel; and Inner Mongolia (Cayman) Technology & Development Ltd has five administrative employees. Management of the Jin Ma Companies believes that its relations with its employees are good.

We are required, as are the Jin Ma Companies, to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, in accordance with relevant regulations. In the last two fiscal years, the Jin Ma Companies contributed, in the aggregate, approximately $22,000 and $18,000 for the fiscal years ended June 30, 2008 and 2007, respectively. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

ITEM 1.A	RISK FACTORS

Risks Relating to Our Overall Business Operations

We do not have any operations other than pursuant to the Contractual Arrangements with the Jin Ma Companies. The term of those Contractual Arrangements is only for 10 years and there are no assurances those agreements will be renewed.

Neither Gold Horse International nor its subsidiaries Gold Horse Nevada or Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. All of the Jin Ma Companies’ assets and operations are located in the PRC. As described in the financial statements included elsewhere in this report, the assets and liabilities at each of June 30, 2008 and June 30, 2007 and the results of operations for the fiscal years ended June 30, 2008 and 2007are those of the Jin Ma Companies.

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

We have no equity ownership interest in the Jin Ma Companies and rely on the Contractual Arrangements to control and operate such businesses. These contractual arrangements may not be as effective in providing control over the Jin Ma Companies as direct ownership. For example, any of the Jin Ma Companies could fail to take actions required for our businesses despite its contractual obligation to do so. If the Jin Ma Companies fail to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that the Jin Ma Companies’ shareholders would always act in our best interests.

Our President and CEO is also the CEO and founder of the Jin Ma Companies. We are not receiving the benefit of certain terms of the Contractual Arrangements and there are no assurances that the conflicts of interest between obligations to our company and obligations to the Jin Ma Companies will be resolved by Mr. Yang in our favor.

Our President and CEO is also the founder and CEO of the Jin Ma Companies. Pursuant to the Contractual Arrangements we have the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring approval by their respective members. While the Contractual Arrangements effectively grant us operating control of the Jin Ma Companies, it is possible that conflicts of interest related to these rights may occur between us and the Jin Ma Companies which may not be resolved to our benefit.

In addition, while the terms of the Contractual Arrangements provide that we are to be paid quarterly service fees equal to the net profit of the Jin Ma Companies, such payments have not been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At June 30, 2008 approximately $6.3 million is due to us by the Jin Ma Companies which remains unpaid as of the date hereof. Although we have no business and operations other than pursuant to the terms of the Contractual Arrangements, we incur operating expenses related to our public company reporting requirements including legal and accounting fees and other professional fees. Additionally, we incur interest expense on the 10% secured convertible debentures at an annual rate of 10% and it is possible that we will be required to pay substantially all of this interest in cash. While the Jin Ma Companies have represented to us that they intend to pay either all or a portion of the accrued fees and/or repay all or a portion of the advances so that we can meet our obligations under the 10% secured convertible debentures, there are no assurances that such amounts will be paid, or that any other conflicts of interest which may arise between our company and the Jin Ma Companies related to their obligation to pay the amounts due us will be resolved in our favor which could adversely impact our ability to pay our obligations and operating expenses in future periods.

We have lent substantially all of the net proceeds from our recently completed financing to the Jin Ma Companies on an interest free, unsecured basis. If these amounts are not repaid, or if the Jin Ma Companies do not begin paying their quarterly service fees, it is possible that we will not have sufficient capital to pay our operating expenses which could result in a removal of our common stock from quotation on the OTC Bulletin Board.

We received net proceeds, after offering expenses, of approximately $1,993,000 from the first closing of the sale of our 10% secured convertible debentures. Upon the receipt of the funds, we transferred $1,800,000 to the Jin Ma Companies in the form of an unsecured, interest free advance for use by the Jin Ma Companies in their operations and to fund their registered capital requirements under PRC wholly-owned foreign enterprise rules. We retained the balance to fund our operating costs which are primarily professional fees incurred in complying with the audit and reporting requirements of the Securities and Exchange Commission. We do not have an understanding with the Jin Ma Companies regarding the repayment of the amounts advanced to that company. If these funds are not repaid, we may not have sufficient capital to pay our operating expenses.

We recently restated our interim financial statements because of an accounting error and our internal controls over financial reporting are deficient. We cannot assure you that future accounting errors will not occur that will result in additional restatements.

As described later in this report in May 2008 we were required to restate our interim financial statements for the period ended December 31, 2007 because of an accounting error. Because we have an inadequate number personnel in China with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof, there is more than a remote likelihood that additional misstatements could occur that we do not detect or prevent and which could be material to our annual or interim financial statements. Our management does not believe that our disclosure controls and procedures are currently effective to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by rules and regulations of the Securities and Exchange Commission, and to reasonably assure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure, due principally to deficiencies in our accounting staff. The internal accounting staff of the Jin

Ma Companies are not experienced in the application of U.S. GAAP. Our Chief Financial Officer serves in that capacity under the terms of a consulting agreement with his firm to provide us with outsourced accounting services. Subsequent to the restatement, this outside consulting firm has expanded its staff through the hiring of additional U.S. GAAP experienced bilingual accounting personnel assigned to our account to facilitate and enhance staff training and supervision at the Jin Ma Companies. We anticipate that this staff will also assist in the translation and interpretation of all material contracts entered into by both our company and the Jin Ma Companies. There are no assurances, however, that these remediation efforts will be successful. If we are required to restate our financial statements in future periods, investors and others may lose confidence in the reliability of our financial statements, we could be subject to lawsuits and our ability to obtain equity or debt financing as needed could suffer.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders

We believe that our current working capital, which includes the amounts due us by the Jin Ma Companies, will be sufficient to meet our anticipated cash needs for the near future including the payment of interest on our outstanding debt. While the Jin Ma Companies have advised us that they believe their current working capital is sufficient to fund their current and planned projects, the Jin Ma Companies will need to raise significant additional capital to provide sufficient funds for the wind power project and their efforts to date have been unsuccessful. We may determine to raise additional capital to lend to the Jin Ma Companies for use in expanding their operations. Our ability to presently raise capital, however, is somewhat limited by the terms of the 10% secured convertible debentures. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If we should, however, raise additional equity capital, the potential sale of additional equity securities by us will result in additional dilution to our shareholders in an amount which is presently not determinable.

It is likely that we will pay the interest on our 10% secured convertible debentures in shares of our common stock which will be dilutive to our shareholders.

Under the terms of the 10% secured convertible debentures we are permitted to pay interest on those debentures in the form of shares of our common stock instead of cash if the shares are issued pursuant to an effective registration statement. Because we may not have sufficient funds available to make cash interest payments, we recently registered 102,644 shares of our common stock which may be issued to the holders of our 10% secured convertible debentures as interest in lieu of cash. The issuance of shares of our common stock as interest payment will be dilutive to our shareholders.

The Jin Ma Companies have engaged in a number of related party transactions which could adversely impact our company in future periods. Certain of these related party transactions violate provisions of the Sarbanes-Oxley Act of 2002.

From time to time the Jin Ma Companies have advanced the Jin Ma Group, companies related through common ownership by their CEO, with funds for working capital. Mr. Yang, who is the CEO of the Jin Ma Companies, is also our CEO and a principal shareholder. At June 30, 2008, these related entities owed the Jin Ma Companies approximately $1,700,000. These advances are non-interest bearing, unsecured and payable on demand. While, in July 2008, the Jin Ma Companies signed a repayment agreement with the Jin Ma Group pursuant to which the Jin Ma Group will repay these advances through monthly payments beginning on September 30, 2008 and ending on December 31, 2008, these advances could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. If it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, we could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Jin Ma Companies has verbally agreed to discontinue the practice of providing advances to its related parties.

The Jin Ma Companies may not be able to maintain and/or comply with all applicable government regulation.

The Jin Ma Companies are subject to extensive regulation by the central government and by the regional and local authorities of Inner Mongolia and Hohhot City where their business operations take place and their properties are located. We believe that the Jin Ma Companies are currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations in construction, hotel operation and real estate development. Nevertheless, there can be no assurance that the Jin Ma Companies will continue to be in substantial compliance with current laws and regulations, or whether they will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, the Jin Ma Companies will be required to conform their activities in order to comply with such regulations. Failure by them to comply with applicable laws and regulations could subject one or more of those companies to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business and operations.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

As the business operations of the Jin Ma Companies generate noise, waste water, gaseous and other industrial wastes, those companies are required to comply with all national and local regulations regarding protection of the environment. We believe that the Jin Ma Companies are in compliance with present environmental protection requirements and to date it has not incurred any costs associated with compliance with these environmental regulations. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. If one or more of these companies should fail to comply with present or future environmental regulations, however, such company may be required to pay substantial fines, suspend production or cease operations. Any failure by the Jin Ma Companies to control the use of or to restrict adequately the discharge of, hazardous substances could subject those companies to potentially significant monetary damages and fines or suspensions in their business operations which could have an adverse impact on their business and operations in future periods.

The Jin Ma Companies lack of property and general liability insurance.

The Jin Ma Companies are self-insured, and as such do not carry any property insurance, general liability insurance, nor any other insurance that covers the risks of their business operations. As a result, any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse affect on its financial condition and operations.

Because Jin Ma Construction is dependent upon a few major customers for substantially all of its current sales, the loss of any one of them would reduce our revenues, liquidity and hinder our ability to be profitable.

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Four customers represented approximately 86% of our revenues for fiscal 2008. These included the construction projects Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban), the Riverbank Garden Community, the Tian Fu Garden residential project and the Ai Bo Garden residential apartment project, provided approximately 10%, approximately 38%, approximately 24% and approximately 9%, respectively. At June 30, 2008, Jin Ma Construction had an aggregate of $7,815,051 of accounts receivable due from these customers. For the year ended June 30, 2007 two customers, Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban) and the He Sheng Jia Wuan Residential Apartments provided 56% and 15% of Jin Ma Construction’s revenues and at June 30, 2007, we had $3,929,793 of accounts receivable due from these customers.

Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. Any such adverse operating results will likely decrease the market price of our common stock.

Risks Relating to Construction Operations

If Jin Ma Construction is unable to accurately estimate and control its contract costs and timelines, then it may incur losses on contracts, which may result in decreases in its operating margins and in a significant reduction or elimination of profits.

Revenues from Jin Ma Construction represent a significant portion of the total revenues of the Jin Ma Companies. If Jin Ma Construction does not control its contract costs, it may be unable to maintain positive operating margins or experience operating losses. Jin Ma Construction typically enters into one of three principal types of contracts with its clients: cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. Under fixed-price contracts, it receives a fixed price regardless of what its actual costs will be. Consequently, it realizes a profit on fixed-price contracts only if it control its costs and prevents cost over-runs on the contracts. Under fixed-price contracts modified by incentive and penalty provisions, Jin Ma Construction is paid a fixed price that may be increased or decreased based on incentive and provisions in its contracts. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, Jin Ma Construction is reimbursed for allowable costs and fees, which may be fixed or performance-based. If its costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, it may not be reimbursed for all of its costs. Under each type of contract, if Jin Ma Construction is unable to estimate and control costs and/or project timelines, it may incur losses on its contracts, which may result in decreases in its operating margins and in a significant reduction or elimination of its profits.

If Jin Ma Construction fails to timely complete, miss a required performance standard or otherwise fail to adequately perform on a project, then it may incur a loss on that project, which may affect its overall profitability.

Jin Ma Construction may commit to a client that it will complete a project by a scheduled date. It may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or subsequently fails to meet required performance standards, Jin Ma Construction may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, Jin Ma Construction may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond its control, including unavoidable delays from weather conditions, unavailability of vendor materials, changes in the project scope of services requested by clients or labor disruptions. In some cases, should Jin Ma Construction fail to meet required performance standards, it may also be subject to agreed-upon financial damages, which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and Jin Ma Construction could experience reduced profits or, in some cases, incur a loss on that project, which may affect its overall profitability.

Jin Ma Construction’s use of the “percentage-of-completion” method of accounting could result in reduction or reversal of previously recorded revenues and profits.

A substantial portion of Jin Ma Construction’s revenues and profits are measured and recognized using the “percentage-of-completion” method of accounting, which is discussed further in Note 1, “Organization and Summary of Significant Accounting Policies” to our financial statements appearing elsewhere in this report. Jin Ma Construction’s use of this method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although Jin Ma Construction has historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program and construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

Jin Ma Construction’s future revenues depend on its ability to consistently bid and win new contracts and renew existing contracts and, therefore, its failure to effectively obtain future contracts could adversely affect its profitability.

Jin Ma Construction’s future revenues and overall results of operations require it to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if Jin Ma Construction fails to secure adequate financial arrangements or the required governmental approval, it may not be able to pursue particular projects, which could adversely affect our profitability.

Jin Ma Construction may be subject to significant potential liabilities as a result of construction defect, product liability and warranty claims made against it.

Through Jin Ma Construction, we may be subject to construction defect, product liability and related warranty claims arising in the ordinary course of business. These claims are common to the real estate development and the construction industries and can be costly. With respect to certain general liability exposures, including construction defect and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. Jin Ma Construction may not have sufficient funds available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding such claims, and future claims may arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with its subcontractors.

Reliance on independent contractors in providing various services creates risks and Jin Ma Construction is exposed to various risks in relation to contractors’ performance.

Jin Ma Construction engages independent third party contractors, through open tenders, to provide various services including construction, piling and foundation, building and fitting-out works, interior decoration and installation of elevators. Although it is Jin Ma Construction’s strategy and policy to select reputable independent third party contractors with positive track records in most cases and supervises the construction progress, there is no assurance that the services rendered by any of these independent third party contractors will always be satisfactory or match the targeted quality level required by it and there may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which it operates. Additionally, Jin Ma Construction is exposed to the risk that a contractor may require additional capital in excess of the cost they tendered to complete a contractual property development and Jin Ma Construction may have to provide such additional capital. Furthermore, there is risk that contractors may experience financial or other difficulties which may affect their ability to carry out construction works, thus delaying the completion of Jin Ma Construction’s property developments or resulting in additional costs for it. Any of these factors could adversely affect its revenues and reputation.

Risks Relating to Hotel Operation

Jin Ma Hotel is subject to all the operating risks common to the hotel industry.

Operating risks common to the hotel industry which may affect the Jin Ma Hotel include:

•	changes in general economic conditions in China and specifically in the Inner Mongolia region;
•	impact of terrorist activity including threatened terrorist activity and heightened travel security measures instituted in response thereto;
•	domestic and international political and geopolitical conditions;
•	travelers’ fears of exposures to contagious diseases;
•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;
•	restrictive changes in regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;
•	changes in travel patterns;
•

changes in operating costs including energy, labor costs, food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	the availability of capital to allow Jin Ma Hotel to fund renovations and investments;
•	foreign exchange fluctuations; and
•	the financial condition of the airline industry and the impact on air travel.

As these risks are outside the control of the Jin Ma Hotel, it may be unable to take actions which might eliminate or mitigate the risk to it. The occurrences of one or more of the foregoing could result in a significant decline in the revenues from Jin Ma Hotel which would adversely impact our results of operations in future periods.

Jin Ma Hotel’s costs and expenses may remain constant or increase even if its revenues decline. If the Jin Ma Hotel is unable to maintain its good condition and attractive appearance, the hotel occupancy rates may decline.

A significant portion of the operating costs of the Jin Ma Hotel are fixed. Accordingly, a decrease in its revenues could result in a disproportionately higher decrease in its earnings because its operating costs and expenses are unlikely to decrease proportionately. The hotel industry is seasonal in nature. Thus, during Jin Ma Hotel’s slow seasons, its expenses do not vary as significantly as changes in occupancy and restaurant and banquet activities and the corresponding revenues, since it is required to continue to pay salaries, make regular repairs, maintenance and renovations and invest in other capital improvements throughout the year to maintain the attractiveness of the hotel. The property development and renovation costs may increase as a result of increasing costs of materials. In addition, although during fiscal year 2006, the Jin Ma Hotel completed a renovation in the future it will be required to undertake ongoing renovations and other leasehold improvements, including periodic replacement of furniture, fixtures and equipment, in order to maintain the hotel’s good condition and attractive appearance. If it does not make needed investments and improvements, it could lose its market share to its competitors and the hotel occupancy rates may decline. However, the Jin Ma Hotel has a limited ability to pass increased operating costs to customers through room rate increases. This creates an ongoing need for cash to the extent the Jin Ma Hotel cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Therefore, its costs and expenses may remain constant or increase even if its revenues decline. Accordingly, its financial results may be sensitive to the cost and availability of funds.

The financial and operating performance of the Jin Ma Hotel may be adversely affected by epidemics, natural disasters and other catastrophes.

In early 2003, several economies in Asia, including China, were affected by the outbreak of severe acute respiratory syndrome, or SARS. During May 2003 and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. In addition, some Asian countries, including China, have recently encountered incidents of the H5N1 strain of bird flu, or avian flu. This disease, which originally spread through poultry populations, is capable in some circumstances of being transmitted to humans and is often fatal. Losses caused by epidemics, natural disasters and other catastrophes, including SARS, avian flu, earthquakes or typhoons, are either uninsurable or too expensive to justify insuring against in China. In the event an uninsured loss or a loss in excess of insured limits occurs, the Jin Ma Companies could lose all or a portion of the capital it has invested in the Jin Ma Hotel, as well as the anticipated future revenue from the hotel. In that event, the Jin Ma Companies might nevertheless remain obligated for any financial obligations related to the hotel. Similarly, terrorist activity including threats of terrorist activity, travel-related accidents, as well as geopolitical uncertainty and international conflict, will affect travel and may in turn have a material adverse effect on the business and results of operations for the Jin Ma Hotel. In addition, the Jin Ma Hotel may not be adequately prepared in contingency planning or recovery capability in relation to a major incident or crisis, and as a result its operational continuity may be adversely affected and its reputation may be harmed.

Risks Relating to Real Estate Development Operations

Jin Ma Real Estate’s results of operation and financial condition are greatly affected by the performance of the real estate market.

Jin Ma Real Estate’s development activities are subject to numerous factors beyond its control, including local real estate market conditions, both where its properties are located and in areas where its potential customers reside, substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants. Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets. Jin Ma Real Estate’s operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences.

Unfavorable changes in market and economic conditions could hurt occupancy or rental rates.

Market and economic conditions may significantly affect rental rates. Occupancy and rental rates in Jin Ma Real Estate’s market, in turn, may significantly affect its profitability and its ability to satisfy its financial obligations. The risks that may affect conditions in Jin Ma Real Estate’s market include the following:

•	the economic climate, which may be adversely impacted by industry slowdowns and other factors;
•	local conditions, such as oversupply of office and residential space and the demand for office and residential space;
•	the inability or unwillingness of tenants to pay their current rent or rent increases; and
•	competition from other available office and residential buildings and changes in market rental rates.

Real estate development is subject to timing, budgeting and other risks.

Jin Ma Real Estate intends to expand its real estate development activities, as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:

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

We cannot assure you that any development project will be completed on time or within budget or at all. Jin Ma Real Estate’s cost estimates and projected completion dates for development and construction of new building projects may change significantly as the projects progress. A delay in scheduled openings will delay Jin Ma Real Estate’s receipt of increased sale revenues. If it does not successfully address its increased management needs or it is otherwise are unable to manage its growth effectively, its operating results could be materially and adversely affected.

While Jin Ma Real Estate attempts to anticipate consumer preferences and location-related concerns, it is subject to the inherent uncertainty of market acceptance.

Jin Ma Real Estate is currently selling its developed properties principally in Hohhot. Achieving market acceptance for its properties, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be as receptive to its properties. Market acceptance of Jin Ma Real Estate’s current and proposed properties will depend, in large part, upon its ability to inform potential customers that the distinctive characteristics of its properties make them superior to competitive properties and justify their pricing. There can be no assurance that its current and proposed properties will be accepted by consumers or that any of its current or proposed properties will be able to compete effectively against other properties. Lack of market acceptance of Jin Ma Real Estate properties would have a material adverse effect on it.

Jin Ma Real Estate is required by market practice to guarantee the mortgages of its customers.

In accordance with market practice in China, Jin Ma Real Estate is required to provide guarantees during the development phase to the banks in respect of mortgages offered to the property buyers until submission of the relevant real estate ownership certificates and certificates of other interests in the property unit by the relevant property buyers to the mortgage bank. If a property buyer defaults under the loan and Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank, the mortgage bank will assign its rights under the loan and the mortgage to Jin Ma Real Estate and, subject to registration, it will have full recourse to the property. In line with industry practice, Jin Ma Real Estate does not conduct independent credit checks on the property buyers but relies instead on the credit checks conducted by the mortgage banks. For financial reporting purposes, the sale of a property unit is not recognized until title has passed and Jin Ma Real Estate is released from its loan guarantee on the unit.

Mortgage interest rates may increase, cooling demand for Jin Ma Real Estate’s properties.

The provision of mortgage facilities to property buyers is considered to have created increasing demand for properties in the China. The recent increases in bank mortgage interest rates, however, may significantly increase the cost of mortgage financing to property buyers, thus reducing the attractiveness of mortgages as a source of financing property purchases and, accordingly, adversely affecting the affordability of residential properties. The Chinese government has also raised the reserve requirements for banks, as well as other conditions, which may make mortgage financing unavailable or unattractive to the potential property buyers. Substantially all purchasers of Jin Ma Real Estate’s residential properties rely on mortgages to fund their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. In 2007, the People’s Bank of China (“PBOC”) raised the lending rates five times. The benchmark lending rate for loans with a term of over five years, which affects mortgage rates, has been increased to 7.83%. The PRC government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. Under current PRC laws and regulations, purchasers of residential properties generally must pay at least 20% of the purchase price of the properties before they can finance their purchases through mortgages. In May 2006, the PRC government increased the minimum amount of down payment to 30% of the purchase price of the underlying property if such property has a unit GFA of 90 square meters or more. In September 2007, the minimum down payment for any purchase of second or subsequent residential property was increased to 40%of the purchase price if the purchaser had obtained a bank loan to finance the purchase of his or her first property. Moreover, the interest rate for bank loans of such purchase shall not be less than 110% of the PBOC benchmark rate of the same term and category. For further purchases of properties, there would be upward adjustments on the minimum down payment and interest rate for any bank loan. In addition, mortgagee banks may not lend to any individual borrower if the monthly repayment of the anticipated mortgage loan would exceed 50% of the individual borrower’s monthly income or if the total debt service of the individual borrower would exceed 55%t of such individual’s monthly income. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase Jin Ma Real Estate’s properties and, as a result, its business, liquidity and results of operations could be adversely affected.

The practice of pre-selling developments may expose Jin Ma Real Estate to substantial liabilities.

The existing common practices by property developers to pre-sale properties while still under construction in China involves certain risks. For example, Jin Ma Real Estate may fail to complete a property development which may have been fully or partially pre-sold. In such circumstances, it could find itself liable to purchasers of pre-sold units for losses suffered by them. There can be no assurance that these losses would not exceed the purchase price paid in respect of the pre-sold units. In addition, if a pre-sold property development is not completed on time, the purchasers of pre-sold units may be entitled to compensation for late delivery. If the delay extends beyond a certain period, the purchasers may even be entitled to terminate the pre-sale agreement and claim for damages.

If Jin Ma Real Estate is unable to generate sufficient cash from operations or other sources, it may find it necessary to curtail its development activities.

Significant capital resources are required to fund Jin Ma Real Estate’s development expenditures. We cannot guarantee that sufficient capital can be generated to develop every one of Jin Ma Real Estate’s projects by way of only presale revenue, and there can be no assurance that it will otherwise obtain sufficient funds from other sources to meet the expected development plans for its properties. We cannot guarantee Jin Ma Real Estate’s ability to obtain bank loans and credit facilities and renewals of existing borrowings from financial institutions on maturity under favorable terms and conditions. Changes in interest rates on its borrowings will also affect its financing costs and consequently its results of operations.

Dependence on natural resources and construction materials in China.

The major materials of the real estate industry are land and construction materials. Land supply is strictly controlled by the Chinese government. The continuing land consumption by the real estate industry in China will make it continually difficult for real estate developers to obtain land which may lead to substantial increases in land prices, which will in turn increase development costs. In addition, although the costs of some construction materials have declined in recent years, the price of new materials due to the implementation of environmental laws may increase further. The effect of prices of land and construction materials makes Jin Ma Real Estate’s operating results unpredictable.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business indirectly.

Because we have no business or operations other than the Contractual Arrangements with the Jin Ma Companies, our business operations and financial position are subject, to a significant degree, to the economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. China’s government started implementing its economic reform policy in 1978, which has enabled China economy to gradually transform from a “planned economy” to a “socialist market economy.” In 1993, the concept of the socialist market economy was introduced into the Constitution of China, and the country has since accelerated development of a market economy. A noteworthy phenomenon in the recent development of China economy is that non-state owned enterprises such as private enterprises play an increasingly important role in China economy and the degree of direct control by China government over the economy is gradually declining.

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the overall PRC economy, they may also have a negative effect on us. For example, the Jin Ma Companies’ results of operations and financial condition may be adversely affected by government control over capital investments or changes in environmental, health, labor or tax regulations that are applicable to it.

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

While the Chinese government has not reversed its economic reform policies since 1978, any significant material changes in the social, political and economic conditions of China may cause its government to change its economic reform policies and thus the operations and profits of the Jin Ma Companies may be materially affected. Any adverse impact on its operations and profits would likewise adversely impact our company.

Chinese laws and regulations governing the Jin Ma Companies’ current business operations and the Contractual Arrangements are sometimes vague and uncertain. Any changes in such Chinese laws and regulations may have a material and adverse effect on our business.

China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing the business of the Jin Ma Companies, or the enforcement and performance of its arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on the businesses of the Jin Ma Companies. In addition, we do not know if the Contractual Arrangements will be upheld if challenged by the Chinese government. If the relevant authorities find us in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation, levying fines, revoking the business and other licenses of the Jin Ma Companies, requiring the Jin Ma Companies to restructure the Contractual Arrangements, and/or requiring that that the Jin Ma Companies discontinue the Contractual Arrangements.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We are dependent upon the payment of the fees to us by the Jin Ma Companies for our revenues. Shortages in the availability of foreign currency may restrict the ability of the Jin Ma Companies to remit sufficient foreign currency to pay the quarterly services fees to us. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Regulation (SAFE), by complying with certain procedural requirements. However, for most capital account items, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Jin Ma Companies from obtaining sufficient foreign currency to satisfy its currency demands, it may not be able to pay the quarterly service fees to us. If we do not receive those fees, we will not have the ability to pay our operating expenses, including those related to our status as public company, and we could be forced to cease our operations.

It may be difficult for shareholders to enforce any judgment obtained in the United States against our managements, which may limit the remedies otherwise available to our shareholders.

The majority of our directors and officers are nationals or residents of China. As a result, it may be difficult for our shareholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

Mr. Liankuan Yang, our Chief Executive Officer, is also the Chairman of the Board of Directors of the Jin Ma Companies. Conflicts of interests between his duties to our company and the Jin Ma Companies may arise. As Mr. Yang is a director and executive officer of our company, he has a duty of loyalty and care to us under Florida law when there are any potential conflicts of interests between our company and the Jin Ma Companies. We cannot assure you, however, that when conflicts of interest arise, Mr. Yang will act completely in our interests or that conflicts of interests will be resolved in our favor. If we cannot resolve any conflicts of interest between us and Mr. Yang, we would have to rely on legal proceedings, which could result in the disruption of our business.

Risks Relating to Ownership of Our Securities

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, database, financial and other control systems. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure on our part may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements which could have a materially adverse effect on our business.

Certain of our officers and directors own a substantial portion of our outstanding common stock, which enables them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

At September 30, 2008, our directors and executive officers control approximately 61% of our outstanding shares of common stock. These shareholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us and this control could adversely affect the voting and other rights of our other shareholders.

The exercise of outstanding warrants, the issuance of shares of our common stock as interest on the outstanding notes and the possible conversion of those outstanding notes will be dilutive to our existing shareholders.

At September 30, 2008 we had 52,544,603 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding:

•          6,345,930 shares of our common stock issuable upon the possible conversion of $2,183,000 principal amount 10% secured convertible debentures, based upon a conversion of $0.344 per share;

•          up to an additional 102,644 shares of our common stock which we may issue the debenture holders as interest payments; and

•          6,853,604 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $0.50 per share.The issuance of the shares as interest payment, the exercise of the warrants and/or the conversion of the debentures may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Financial Ethics, we have not adopted any of these other corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company’s internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. In addition, for our fiscal year ending June 30, 2010 the independent registered public accounting firm auditing our financial statements must also attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. We expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404. Given our lack of internal accounting personnel as well as the challenges we face as the most significant portion of our operations are presently located in the PRC, it is likely that we will identify significant deficiencies or material weaknesses in our internal controls. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

Because our stock currently trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock is considered a “penny stock” which can adversely affect its liquidity.

As the trading price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING

STATEMENTS AND INDUSTRY DATA

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to enforce the Contractual Arrangements, the Jin Ma Companies strategic initiatives, economic, political and market conditions and fluctuations, U.S. and Chinese government and industry regulation, interest rate risk, U.S., Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this prospectus in its entirety, including the risks described in Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not maintain any offices apart from the Jin Ma Companies’ offices. The Jin Ma Companies’ properties are located in Hohhot City, the capital city of the Autonomous Region of Inner Mongolia in China. To house its staff, and as its corporate headquarters, it maintains an office within the Jin Ma Hotel. The Jin Ma Companies believes that this arrangement is adequate for its current and immediately foreseeable operating needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending or threatened litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTCBB under the symbol GHII. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2007
First quarter ended September 30, 2006	$0	$0
Second quarter ended December 31, 2006	$0	$0
Third quarter ended March 31, 2007	$0	$0
Fourth quarter ended June 30, 2007	$0	$0

Fiscal 2008
First quarter ended September 30, 2007	$0	$0
Second quarter ended December 31, 2007	$2.34	$1.36
Third quarter ended March 31, 2008	$2.50	$0.52
Fourth quarter ended June 30, 2008	$1.16	$0.27

Fiscal 2009
First quarter ended September 30, 2008	$0.51	$0.25

On September 30, 2008, the last sale price of our common stock as reported on the OTCBB was $0.15. As of September 30, 2008, there were approximately 184 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. Subject to the terms of the 10% secured convertible debentures, payment of dividends is within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. Under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. So long as the 10% secured convertible debentures are outstanding, however, we are prohibited from paying dividends on our common stock.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for the fiscal years ended June 30, 2008 and 2007 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Prior to June 29, 2007, we were a development stage company attempting to implement our business plan to become a fully integrated online provider that linked the supply and demand sides of the ground trucking industry. On June 29, 2007, we entered into a Share Exchange Agreement with Gold Horse Nevada whereby we acquired all of the outstanding common stock of Gold Horse Nevada in exchange for newly-issued shares of our common stock to the Gold Horse Nevada shareholders. Gold Horse Nevada conducts its business operations through its wholly owned subsidiary Global Rise which is a party to the Contractual Arrangements with the Jin Ma Companies. On the closing of the share exchange, Gold Horse Nevada was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements included in this prospectus are those of Gold Horse Nevada for all periods prior to our acquisition of Gold Horse Nevada on June 29, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

Neither Gold Horse International nor its subsidiaries Gold Horse Nevada, Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this annual report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. Pursuant to the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities”, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this annual report, the assets and liabilities at June 30, 2008 and 2007 and the results of operations for the years ended June 30, 2008 an 2007 are those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations. When used in this section, and except as may be set forth otherwise, the terms “we,” “us,” “ours,” and similar terms includes Gold Horse International and its subsidiaries Gold Horse Nevada, Global Rise and IMTD as well as the Jin Ma Companies.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing elsewhere herein, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned and majority-owned subsidiaries including VIEs for which we are the primary beneficiary.

The accompanying consolidated financial statements include the accounts of Gold Horse International and our wholly owned subsidiaries Gold Horse Nevada and Global Rise, and our variable interest entities Jin Ma Construction, Jin Ma Hotel and Jin Ma Real Estate. All significant inter-company accounts and transactions have been eliminated in consolidation.

We have adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risks of, and enjoy the rewards normally associated with ownership of the entities, and therefore we are the primary beneficiary of these entities.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts and the useful life of property and equipment, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings.

Accounts and other receivables

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2008 and 2007, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $1,025,431 and $740,338, respectively, on its total accounts receivable. Additionally, at June 30, 2008 and 2007, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $883,875 and $923,803, respectively.

Inventories

Inventories, consisting of construction materials and consumable goods related to our operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At June 30, 2008 and 2007, real estate held for sale amounted to $125,070 and $1,149,906, respectively.

Advances from customers

Advances from customers at June 30, 2008 and 2007 of $192,356 and $609,574, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of June 30, 2008 and 2007, construction in process amounted to $4,537,240 and $0, respectively.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Year Ended June 30, 2008 (“fiscal 2008”) and Year Ended June 30, 200 (“fiscal 2007”)

	For the Years Ended
	June 30,
	2008	% of Total Revenues	2007	% of Total Revenues

NET REVENUES
Construction	$ 61,714,065	92.2	$ 21,615,061	76.3
Hotel	3,167,483	4.7	2,747,727	9.7
Real estate	2,032,278	3.1	3,959,518	14.0

Total Revenues	66,913,826	100.0	28,322,306	100.0

COST OF SALES
Construction	52,527,085	85.1	18,178,472	84.1
Hotel	1,763,968	55.7	1,440,978	52.4
Real estate	1,244,007	61.2	2,750,522	69.5

Total Cost of Sales	55,535,060	83.0	22,369,972	79.0

GROSS PROFIT
Construction	9,186,980	14.9	3,436,589	15.9
Hotel	1,403,515	44.3	1,306,749	47.6
Real estate	788,271	38.8	1,208,996	30.5

Total Gross Profit	11,378,766	17.0	5,952,334	21.0

Net Revenues. For the year ended June 30, 2008, our overall net revenues increased $38,591,520 or 136.3% from $28,322,306 for fiscal 2007 to $66,913,826 for the year ended June 30, 2008. The increase in revenues was mainly due to increased activity in our construction operations which are summarized as follows:

Project Name	For the Year Ended June 30, 2008%		For the Year Ended June 30, 2007%

Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban)	$ 6,938,445	11.2	$ 15,969,053	73.9

He Sheng Jia Wuan Residential Apartments	-	0.0	4,378,850	20.3

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	25,597,072	41.5	-	0.0

Tian Fu Garden residential project (Phase I and II)	16,131,665	26.1	-	0.0

Ai Bo Garden residential apartment project	8,309,296	13.5	-	0.0

Other	4,737,587	7.7	1,267,158	5.8

Total construction revenues	$ 61,714,065	100.0	$ 21,615,061	100.0

In fiscal 2008, Jin Ma Construction completed the Xiao Kang Xin Cun Residential Apartments and began three new construction projects as indicated above, which contributed to the increase in construction revenues.

Revenues for our hotel operations increased slightly from $2, 747,727 in fiscal 2007 to $3,167,483 in fiscal 2008, an increase of $419,756 or 15.3%, primarily due to an increase in revenues from restaurant and banquet activities due an increase in tourism traffic and local banquet events.

Revenues for our real estate development operation decreased from $3,959,518 for fiscal 2007 to $2,032,278 for fiscal 2008, a decrease of $1,927,240 or 48.7% due to a lower inventory of apartment units available for sale. During fiscal 2008, following the effect date of the PRC Property Right Law in October 2007 which impacted the method by which Jin Ma Real Estate could obtain land use rights to build additional residential projects coupled with a softening in the residential real estate market, Jin Ma Real Estate put more of its focus on completing the two school projects. Accordingly, it had a limited number of units available for sale during the fiscal 2008 period which impacted its revenues. In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School. Pursuant to the terms of the agreement, Jin Ma Real Estate will construct the buildings and, upon completion, lease the buildings to the Inner Mongolia Electrical Vocational Technical School for a period of 26 years at an amount of 4,800,000 RMB or approximately $685,000 per annum. Since Jin Ma Real Estate does not have any construction licenses, Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate. Additionally, Jin Ma Real Estate and Jin Ma Construction have utilized current working capital in the construction of student apartments for the Inner Mongolia Chemistry College situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate for this project as well. Once completed, Jin Ma Real Estate will lease the buildings to the college for a period of 20 years. The cost of construction is estimated to be RMB 50 million ($7.4 million), and Jin Ma Real Estate expects the annual investment returns to be RMB 7 million ($1 million) for 20 years. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and expects to complete the project in August 2009. Both of these projects, when completed, will result in lease revenues to Jin Ma Real Estate beginning in fiscal 2009.

Cost of Sales. Overall, cost of sales increased from approximately 79% of net revenues for the year ended June 30, 2007, to approximately 83% of net revenues for the year ended June 30, 2008. Cost of sales as a percentage of net revenues from our construction operation for fiscal 2008 increased to approximately 85.1% from approximately 84.1% for fiscal 2007. The slight increase in cost of sales from our construction operation were partly attributable to increases in costs for building supplies, labor costs, and other costs incurred on our projects. Cost of sales as a percentage of net revenues for our hotel operation in fiscal 2008 increased to approximately 55.7% from approximately 52.4% for fiscal 2007. The increase in cost of sales from our hotel operation in the fiscal 2008 period was primarily attributable to increases in food and beverage costs. Cost of sales for our real estate development operation as a percentage of net revenues in fiscal 2008 decreased to approximately 61.2% from approximately 69.5% in fiscal 2007 due to an increase in the sale price per unit to reflect market conditions.

Gross Profit. Gross profit increased approximately 91.2% from $5,952,334 (approximately 21% of overall net revenues) for fiscal 2007 to $11,378,766 (approximately 17% of overall net revenues) for fiscal 2008.

Operating Expenses. For fiscal 2008, overall operating expenses increased approximately 95.5% from fiscal 2007. This increase was mainly due to increases salaries and employee benefits, depreciation expense, and general and administrative expenses offset by decreases in hotel operating expenses and bad debt expense, all as discussed below.

Hotel Operating Expenses. Hotel operating expense, represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Hotel operating expenses decreased approximately 22.3% for fiscal 2008 from fiscal 2007. Hotel operating expenses were approximately 4.2% of hotel revenues the fiscal 2008 as compared to approximately 6.3% for fiscal 2007. The decrease in the fiscal 2008 period is primarily attributable to the write off of supply inventory of approximately $36,000 in the fiscal 2007 for which there was not a comparable expense in the 2008 period.

Bad Debt Expense. For fiscal 2008, bad debt expense amounted to $294,837 as compared to $530,963 for fiscal 2007, a decrease of approximately 44.5%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We are currently reviewing our credit policies and began aggressively pursuing overdue accounts. Accordingly, the Jin Ma Companies bad debt allowance increased less in fiscal 2008 compared to fiscal 2007.

Salaries and Employee Benefits. For fiscal 2008, salaries and employee benefits amounted to $1,032,490 as compared to $359,473 for fiscal, 2007, an increase of approximately 187.2%. The increase in the fiscal 2008 period is primarily attributable to an increase of approximately 22 employees at the Jin Ma Companies. The Jin Ma Companies increased its accounting staff and administrative staff to meet our needs as a public entity, and it also increased its construction staff to meet increased demands. Additionally, during fiscal 2008, we engaged the consulting firm that provides accounting and financial services to us, including the services of our Chief Financial Officer, and paid our directors approximately $218,000 including stock-based compensation of approximately $157,000.

Depreciation and Amortization. For fiscal 2008, depreciation and amortization increased approximately 192.5% from fiscal 2007. This increase was primarily due to the acquisition of additional construction equipment of approximately $5,800,000 during fiscal 2008, which primarily included cranes and other heavy equipment, together with approximately $200,000 of additional vehicles purchased during the year. Additionally, in fiscal 2008, the Jin Ma Companies recorded additional one-time charge for depreciation of approximately $460,000 related to a change in estimate in useful lives of certain property and equipment.

General and Administrative Expenses. General and administrative expenses consist of office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. General and administrative expenses increased approximately 314% for fiscal 2008 compared to fiscal 2007. The increase was attributable to a significant increase in professional fees of $225,000 related to the Jin Ma Companies financial audits and fees associated with a registration statement we filed to register a portion of the shares underlying securities issued in our debenture offering, together with an increase of approximately $168,000 in other general and administrative expenses including an increase in general insurance of $47,000, an increase in travel and meals expenses of $56,000.

Total Other Expenses. Total other expenses increased approximately 510.5% for fiscal 2008 from fiscal 2007. The increase is primarily attributable to an increase in interest expense of approximately $1,045,000 related to amortization of debt discount and deferred debt costs and the payment interest on our 10% Secured Convertible Debentures and the accrual of a registration rights penalty of $118,000 related to those securities.

Provision for Income Taxes. Total provision for income taxes increased approximately 47.5% for fiscal 2008 (33.8% of income before income taxes) from fiscal June 30, 2007 (37.7% of income before income taxes). The increase is attributable to an increase in income before income taxes. The decrease in income taxes as a percentage of income before income taxes was attributable to the decrease in the statutory PRC income rate from 33% to 25% on January 1, 2008.

Net Income. Net income increased approximately 74.7% from fiscal 2007 to fiscal 2008. The increase for fiscal 2008 as compared to fiscal 2007 was due primarily to an increase in revenue and related gross profits offset by an increase in operating expenses and an increase in interest expense. This translates to basic per common share of $0.09 and $0.05, and diluted net income per common share of $0.08 and $0.05, for fiscal 2008 and fiscal 2007, respectively.

Comprehensive Income. For fiscal 2008 we reported unrealized gain on foreign currency translation of $1,824,171 as compared to $453,154 for fiscal 2007 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of operations and do not have a significant effect on our financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $6,356,305 for fiscal 2008 as compared to $3,047,680 for fiscal 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At June 30, 2008, we had a cash balance of $1,637,986. Total cash of $1,618,160 is located in financial institutions in China under the control of the Jin Ma Companies, with the balance maintained in U.S. accounts which is under our control.

Our working capital position increased $5,939,513 to $13,448,922 at June 30, 2008 from $7,509,409 at June 30, 2007. This increase in working capital in the fiscal 2008 period is attributable to the receipt of net proceeds of approximately $6,900,000 from the sales of our securities. We have lent approximately $6,330,000 of the net proceeds received from these capital raises to the Jin Ma Companies. These advances are unsecured and interest free. There has been no repayment schedule fixed for the funds advanced to date to the Jin Ma Companies.

Our current assets increased $8,249,996 at June 30, 2008 from June 30, 2007. This increase includes:

•	At June 30, 2008, cash balance was $1,637,986 as compared to $251,044 at June 30, 2007, an increase of $1,386,942.

•

At June 30, 2008 accounts receivable, net of allowance for doubtful accounts, was $7,528,608 as compared to $5,246,986 at June 30, 2007, an increase of $2,281,622 and was attributable to our construction segment. We anticipate that the balance of these accounts receivable will be paid in accordance with each of their terms.

•

Our inventory of real estate held for sale at June 30, 2008 was $125,070 as compared to $1,149,906 at June 30, 2007, a decrease of $1,024,836. We will continue to sell our current inventory of real estate. If we sell our remaining inventory of real estate and have no additional units in our inventory, our cash flows from the sale of real estate inventory may decrease.

•

At June 30, 2008, we had a related party receivables of approximately $1,700,000. In July 2008, the related party companies agreed to repay amount due prior to December 31, 2008 pursuant to a Repayment Agreement.

•

During fiscal 2008, we capitalized construction cost in connection to the development of building for the Inner Mongolia Electrical Vocational Technical School of $4.5 million. In November 2007, Jin Ma Real Estate entered into an agreement with the Vocational School to construct various student dormitory buildings at the school’s new location. Jin Ma Real Estate is responsible for all costs associated with the completion of the student dormitory buildings which are being constructed by Jin Ma Construction. Pursuant to this agreement, upon completion of the construction project, Jin Ma Real Estate will lease these buildings to the Vocational School for a period of 26 years at an annual amount of 4,800,000 RMB or approximately $685,000. During the lease term, Jin Ma Real Estate will not have any other participation or obligations to the school. At the end of the lease, the title to the buildings will be transferred to the Vocational School.

During fiscal 2008 Jin Ma Companies also purchased approximately $5,800,000 of heavy construction equipment, including cranes, and approximately $200,000 of vehicles for use by the Jin Ma Companies, including the purchase of a $120,000 vehicle for the use of the chairman.

Our balance sheet at June 30, 2008 also reflects notes payable to third parties of approximately $4,635,757 due through September 2012 which was a working capital loan made to us by these third parties. These loans bear annual interest rates ranging from 13.24% to 18% and are unsecured. In October and November 2007, we paid these third parties accrued interest due of approximately $786,000. Additionally, we have a convertible debt of $2,183,000 due on March 31, 2009. This debt bears an annual interest rate of 10% and is secured by assets of the Company.

Our balance sheet at June 30, 2008 reflects a due from related parties of $1,700,036 which represents advances to a related party for working capital. These advances could also be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002 which prohibits a public company from extending or maintaining credit or arranging for the extension of credit in the form of a “personal loan” to an officer or director. If it is determined that these working capital advances violated Section 402 of the Sarbanes Oxley Act of 2002, we could become subject to SEC investigations and/or litigation, which may not be resolved favorably and will require significant management time and attention, and we could incur costs, which could negatively affect our business, results of operations and cash flows. Pursuant to the repayment agreement, the related party companies will repay these advances through monthly payments as follows: 1) $1,000,000 by September 30, 2008. These funds were received by the Jin Ma Group on September 28, 2008; 2) $291,000 by October 31, 2008; 3) $218,000 by November 30, 2008 and the remaining balance by December 31, 2008.

Operating Activities

Net cash flow provided by operating activities was $2,916,092 for the year ended June 30, 2008 as compared to net cash provided $1,243,306 for the year ended June 30, 2007, an increase of $1,672,786. The increase in net cash flow provided by operating activities in fiscal 2008 as compared to fiscal 2007 was primarily due to an increase net income of $1,937,608 and an increase in the add-back of non-cash items of $1,621,094 offset by a decrease in net operating assets of $1,885,916 primarily attributable to an increase in accounts receivable and an increase in construction in progress.

Investing Activities

Net cash flow used in investing activities was $8,602,948 for the year ended June 30, 2008 as compared to cash used in investing activities of $1,183,832 for the year ended June 30, 2007. For the year ended June 30, 2008, cash used in investing activities consisted of cash used for the purchase of property and equipment of $6,000,595, increase in due from related party of $506,512, and the payments of a deposit on land use rights of $2,112,300, offset by proceeds from the sale of property and equipment of $16,459. For the year ended June 30, 2007, cash used in investing activities consisted of an increase in cash used for the purchase of property and equipment of $394,242, an increase in due from related parties of $891,019, and cash paid for construction in progress of $101,429.

Financing Activities

Net cash flow provided by financing activities was $6,944,204 for the year ended June 30, 2008 which was primarily attributable to proceeds received from the sale of our common stock of $2,219,252, net proceeds from convertible debt of $2,183,000, capital contributions received of $140,507 and proceeds from loans payable of $2,606,085 offset by a payment of placement fees of $204,640. For the year ended June 30, 2007, we did not receive or use any proceeds from financing activities.

Other than our existing cash we presently have no other alternative source of working capital. We have no operations other than the Contractual Arrangements with the Jin Ma Companies and, accordingly, we are dependent upon the quarterly service fees due us to provide cash to pay our operating expenses. In addition, we presently have outstanding 10% secured convertible debentures on which interest payments are due quarterly and the principal in the aggregate amount of $2,183,000 is due in March 2009. In conjunction with the sale of the debentures Mr. Liankuan Yang, Ms. Runlan Ma and Ms. Yang Yang, officers and directors of our company and the Jin Ma Companies, pledged an aggregate of 19,000,000 shares of our common stock owned by them as additional security for our obligations. If we should fail to pay the debentures when due, these shares are subject to forfeiture by the holders.

The Jin Ma Companies have historically funded their capital expenditures and ongoing development projects from their working capital. The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future development, the Jin Ma Companies intend to raise funds to develop their projects by obtaining mortgage financing from local banking institutions with which it has done business in the past. The Jin Ma Companies believe that its relationships with these banks are in good standing and that its real estate will secure the loans needed. Accordingly, the Jin Ma Companies believes that adequate cash flow will be available to fund its historic operations.

Due to current market conditions and lack of history with wind farm projects, the Jin Ma Companies will need to raise significant additional capital to fund the wind farm project and to date it has not been successful in its efforts. The ability of the Jin Ma Companies to raise any significant capital to fund the wind farm project may be very limited.

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

The following tables summarize our contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Other Indebtedness *	$ 4,635,757	$ 145,522	$ 4,490,235	--	--
Convertible debt	2,183,000	2,183,000	--	--	--
Accrued liquidated penalties	120,000	120,000
Interest payments on convertible debt	163,700	163,700	--	--	--
Total Contractual Obligations:	$ 7,102,457	$ 2,612,222	$ 4,490,235	--	-

•	Other indebtedness includes long-time loans borrowed from individuals and credit unions.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, trade accounts receivable, other receivables, related party receivables, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible. To date, we have not entered into any such hedging activities.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and debt obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2008, we had approximately $1.6 million in cash. A hypothetical 10% increase in interest rates on our debt obligations would not have a material impact on our earnings, or the fair market value or cash flows of these instruments.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In May 2008 we were required to restate our financial statements for the three and six months ended December 31, 2007 to correct an accounting error to properly reflect the accounting for a certain construction project that Jin Ma Construction is currently constructing. We originally recorded this project as a third-party construction project pursuant to our normal revenue recognition policies. However, because Jin Ma Real Estate is a party to an agreement to lease these buildings to a third party for a period of 26 years, we have subsequently determined that the proper accounting for this construction project should have been to reflect the costs incurred to date a construction ion process as part of our property and equipment and to eliminate any revenues, cost of sales and related gross profit. This control deficiency in our ability to properly record construction in progress is a material weakness in both our disclosure controls and procedures and our internal control over financial reporting. While we have taken certain remedial steps to correct these control deficiencies, we have an inadequate number personnel in China with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee as of June 30, 2008, and (iv) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ended June 30, 2008. Our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and their U.S. GAAP knowledge was limited. As a result, majority of our internal accounting staff, on a consolidated basis, is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.

Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing weaknesses, we have taken the following remediation measures:

•          We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2007. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•          We have started searching for an independent director qualified to serve on an audit committee to be established by our Board of Directors and we anticipate that our Board of Directors will also establish a compensation committee to be headed by one of an independent director.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Positions held:

Liankuan Yang	52	Chief Executive Officer, President, and Chairman of the Board of Directors
Adam Wasserman	43	Chief Financial Officer
Runlan Ma	48	Secretary
Jonathan Blum	51	Director
Mingguo Wang	48	Director
Wenbiao Wang	44	Director
Gregory T. Wolfson	32	Director
Yang Yang	26	Director

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

Adam Wasserman. Mr. Wasserman has served as our Chief Financial Officer since July 9, 2007. He devotes approximately 20% of his time to our business and operations. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the chief financial officer of Transax International Limited since May 2005, Lotus Pharmaceuticals, Inc. since October 2006 and China Wind Systems, Inc. since March 2008. Mr. Wasserman has also served as the chief financial officer of Explorations Group Inc. (January 2002 until December 2005) Colmena Corp. (May 2003 until June 2004) and Genesis Pharmaceuticals Enterprises, Inc. (October 2001 until October 2007), all client companies of CFO Oncall, Inc. From June 1991 to November 1999 he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and is the treasurer and an executive board member of Gold Coast Venture Capital Association.

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

There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Consulting Arrangement with CFO Oncall, Inc.

In July 2007 we engaged CFO Oncall, Inc., a U.S. based firm that provides outsourced chief financial officer/controller services to public companies, to assist us assembling our annual and quarterly financial statements, as well as to assist our management in the preparation of our financial statements. Under the terms of the engagement Mr. Adam Wasserman, a principal of CFO Oncall, Inc., serves as our Chief Financial Officer. We pay this firm on an hourly basis as billed monthly. In 2008 we paid CFO Oncall, Inc. $48,611 and issued it or its assigns 145,349 shares of our common stock valued at $75,581 as compensation for its services.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of theSecurities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner except as follows:

•	Mr. Liankuan Yang did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for his services as a director,

•	Ms. Yang Yang did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for her services as a director,

•	Ms. Runlan Ma did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for her services as a director,

•	Mr. Jonathan Blum did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for his services as a director,

•	Mr. Gregory Wolfson did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for his services as a director,

•	Mr. Minguo Wang did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for his services as a director,

•	Mr. Wenbiao Wang did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for his services as a director

Financial Code of Ethics

On February 1, 2006 our Board of Directors adopted a Financial Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer and members of our financial department. We will provide a copy, without charge, to any person desiring a copy of the Financial Code of Ethics, by written request to, No. 31 Tongdao Road South, Hohhot, Inner Mongolia, China, Attention: Corporate Secretary. In addition, we have filed a copy of the Financial Code of Ethics with the Securities and Exchange Commission as an exhibit to this report.

Committees of our Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Since the closing of the share exchange with Gold Horse Nevada, we have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. It is our desire to expand our Board of Directors during 2009 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time, we intent to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We are uncertain, however, as to our ability to attract qualified independent director candidates to serve on our Board of Directors given that all of our operations are located in the PRC and we do not maintain directors and officers liability insurance.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Liankuan Yang, current CEO President and Director (1)	2008	7,500	0	15,600	0	0	0	$20,000	$43,100
	2007	7,500	0	0	0	0	0	20,000	27,500

Adam Wasserman Chief Financial Officer (2)	2008	48,611	0	75,581	0	0	0	0	124,192
	2007	0	0	0	0	0	0	0	0

(1)

Mr. Yang has served as our Chief Executive Officer and President since July 10, 2007. Mr. Yang’s fiscal 2008 compensation includes 30,000 shares of our common stock valued at $15,600 issued to him as compensation for his Board services and $20,000 which represents car allowances and personal expenses paid on his behalf by the Jin Ma Companies. The value of compensation paid to Mr. Yang does not reflect the value of a vehicle purchased by the Jin Ma Companies for use. See Item 13. Certain Relationships and Related Parties, and Director Independence below. Mr. Yang’s fiscal 2007 other compensation includes fees paid for car allowances and personal expenses paid on his behalf by the Jin Ma Companies.

(2)	Compensation for Adam Wasserman was paid to CFO Oncall, Inc., a company where Mr. Wasserman serves as chief executive officer.

How Mr. Yang’s Compensation is Determined

Mr. Yang is not a party to an employment agreement with either our company or the Jin Ma Companies. We do not pay him any compensation for his service as an officer of our company. His compensation is determined from time to time by the Boards of Directors of the Jin Ma Companies, of which he is a member. In determining the amount of compensation to be paid, such Board of Directors arbitrarily settles upon an amount representing a salary and a benefit package. The amount of compensation is not tied to any performance goals or other traditional measurements and may be increased from time to time at the sole discretion of such Board.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options; stock that has not vested; or equity incentive plan awards held by any named executive officer outstanding as of June 30, 2008.

Compensation of Directors

The following table provides information concerning the compensation of members of our Board of Directors for each of their services as a director for fiscal 2008. The value attributable to any option awards is computed in accordance with

FAS 123R.

Directors Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation (4) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Liankuan Yang	0	15,600	0	0	0	0	15,600
Yang Yang	0	15,600	0	0	0	0	15,600
Jonathan Blum	0	15,600	0	0	0	0	15,600
Mingguo Wang	0	15,600	0	0	0	0	15,600
Wenbiao Wang	0	15,600	0	0	0	0	15,600
Gregory T. Wolfson	0	15,600	0	0	0	0	15,600

2007 Equity Compensation Plan

On October 25, 2007 our Board of Directors adopted our 2007 Equity Compensation Plan. The purpose of the 2007 Equity Compensation Plan is to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The issuance of grants under the 2007 Equity Compensation Plan will be made to persons who are closely related to us and who provide bona fide services to us in connection with our business. Under Federal securities laws, these services cannot be in connection with the offer of sale of our securities in a capital raising transaction nor directly or indirectly promote or maintain a market for our securities. We have currently reserved 3,000,000 of our authorized but unissued shares of common stock for issuance under the 2007 Equity Compensation Plan.

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. In addition, the 2007 Equity Compensation Plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Any incentive option granted under the 2007 Equity Compensation Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. Any non-qualified option granted under the 2007 Equity Compensation Plan must provide for an exercise price of not less than the par value of our common stock. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. Unless the 2007 Equity Compensation Plan is approved by our shareholders by October 25, 2008, no incentive stock options may be granted and all incentive stock options that may have been previously granted shall automatically be converted into non-qualified stock options.

Subject to the limitation on the aggregate number of shares issuable under the 2007 Equity Compensation Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2007 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of September 30, 2008, we have not made any grants under the 2007 Equity Compensation Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At September 30, 2008, we had 52,544,603 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of No. 31 Tongdao South Road, Hohhot City, Inner Mongolia, China. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Liankuan Yang CEO, President and Chairman (1)	22,780,000	43.4%
Adam Wasserman CFO (8)	137,209	*
Runlan Ma (2)	4,500,000	8.6%
Jonathan Blum	30,000	n/a
Minguo Wang	30,000	n/a
Wenbiao Wang	30,000	n/a
Gregory T. Wolfson	60,000	n/a
Yang Yang (3)	4,530,000	8.6%
All officers and directors as a group (eight persons) (1), (2), (3)	32,067,209	61.0%
Xinkuan Yang (4)	3,750,000	7.2%
Zhanjun Yang (5)	3,000,000	5.7%
Yongjun Yang (6)	3,000,000	5.7%
Yonggang Zhao (7)	3,000,000	5.7%
Kenneth L. Clinton (9)	3,350,000	6.4%
Genesis Pharmaceuticals Enterprises, Inc. (10)	8,192,500	15.6%

____________________

(1)        Mr. Yang’s holdings include 10,030,000 shares beneficially owned by him and an aggregate of 12,750,000 shares held by Messrs. Xinkuan Yang, his brother, and Messrs. Zhanjun Yang, Yongjun Yang and Zonggang Zhao, his nephews over which he has significant influence and may direct the voting. Mr. Yang’s holdings exclude the holdings of his wife, Ms. Ma, over which he disclaims beneficial ownership. Under the terms of the Pledge and Security Agreement executed in connection with the sale of our 10% secured convertible debentures, Mr. Yang has pledged the 10,000,000 shares of our common stock owned of record by him as additional security for our obligations under the transaction and he has entered into a lock-up agreement whereby he agreed not to offer or sell any shares of our common stock owned by him until the 180th trading day after August 11, 2008, the effective date of our recent registration statement.

(2)        Ms. Ma is Mr. Yang’s wife. Ms. Ma’s holdings exclude the holdings of Mr. Yang over which she disclaims beneficial ownership. Under the terms of the Pledge and Security Agreement executed in connection with the sale of our 10% secured convertible debentures, Ms. Ma has pledged the 4,500,000 shares of our common stock owned of record by her as additional security for our obligations under the transaction and she has entered into a lock-up agreement whereby she agreed not to offer or sell any shares of our common stock owned by her until the 180th trading day after August 11, 2008, the effective date of our recent registration statement.

(3)        Ms. Yang is the adult daughter of Mr. Yang and Ms. Ma. Under the terms of the Pledge and Security Agreement executed in connection with the sale of our 10% secured convertible debentures, Ms. Ma has pledged the 4,500,000 shares of our common stock owned of record by her as additional security for our obligations under the transaction and she has entered into a lock-up agreement whereby she agreed not to offer or sell any shares of our common stock owned by her until the 180th trading day after August 11, 2008, the effective date of our recent registration statement.

(4)        Mr. Yang’s address is No. 9, Unit 3, Building 2, Jinfu New Estate, Hou Shatan, Huimin District, Hohhot, Inner Mongolia, China.

(5)        Mr. Yang’s address is East Room, 3rd Floor, Unit 1, Building 5, No. 3 Xianghe New Estate, Huimin District, Hohhot, Inner Mongolia, China.

(6)        Mr. Yang’s address is No. 1 (continuation), Building 15, South Sihexing, Dormitory Building, Fertilization Factory, Gangtie Road, Huimin District, Hohhot, Inner Mongolia, China.

(7)	Mr. Zhao’s address is No. 13, Bayan Wusu Community, Edros Road, Yuquan District, Hohhot, Inner Mongolia, China.

(8)	Mr. Wasserman’s address is 1643 Royal Grove Way, Weston, Florida 33327.

(9)	Mr. Clinton’s address is 4322 Lincoln Street, Hollywood, Florida 33021.

(10)      Genesis Pharmaceuticals Enterprises, Inc.’s address is Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park Laiyang City, Yantai, Shandong Province, People’s Republic of China 265200. Mr. Cao Wubo is CEO of Genesis Pharmaceuticals Enterprises, Inc., formerly known as Genesis Technology Group, Inc., and he has sole voting and dispositive control over the securities owned by Genesis Pharmaceuticals Enterprises, Inc in his capacity as an officer of that company. Mr. Wubo disclaims beneficial ownership over such securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PRC law currently limits foreign equity ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders that were executed on August 31, 2006. Certain of our principal shareholders, executive officers and directors are also principal owners, officers and directors of various of the Jin Ma Companies, including Mr. Yang, Ms. Ma, Mr. Wenbio Wang and Ms. Yang.

From time to time, the Jin Ma Companies have advanced funds to companies related through common ownership for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At June 30, 2008, we had a receivable from Inner Mongolia Jin Ma Group Ltd. (also known as Inner Mongolia Gold Horse Industry Group) and its subsidiaries of $1,700,036. In July 2008, Jin Ma Construction and Jin Ma Hotel signed repayment agreements with the Jin Ma Group. Pursuant to the repayment agreements, the Jin Ma Group will repay these advances through monthly payments as follows: 1) $1,000,000 by September 30, 2008; 2) $291,000 by October 31, 2008; 3) $218,000 by November 30, 2008 and 4) the remaining balance by December 31, 2008. The first payment was received by the Jin Ma Companies pursuant to its terms.

In connection with our Inner Mongolia Electrical Vocational Technical School to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School and Inner Mongolia Chemistry School. Jin Ma Construction performs general contracting services for Jin Ma Real Estate. The costs associated with this project are reflected on our balance sheet as construction in process and we will not recognize any revenues on this project until the project is complete and we begin receiving lease income, in accordance with FAS No. 66, “Accounting for Sales of Real Estate” and related interpretations. In accordance with terms of the Agreement, at the end of the 26 year period, ownership of the buildings will be transferred to the Technical School. During the term of the lease, Jin Ma Real Estate will not have additional commitments or obligations to the Inner Mongolia Electrical Vocational Technical School and Inner Mongolia Chemistry College.

During fiscal 2008 the Jin Ma Companies purchased a vehicle for $120,000 which is for the sole use of Mr. Yang.

Director Independence

Our board of directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended June 30,
Category	2008	2007
Audit Fees (1)	$62,000	$62,000
Audit Related Fees (2)	30,000	12,500
Tax Fees (3)	0	0
All Other Fees (4)	17,500	0

(1)

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K/10-KSB and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)

Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q/10-QSB and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2008 were pre-approved by the entire Board of Directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Description

2.1	Stock Purchase Agreement and Share Exchange by and among Segway III Corp. and Speedhaul Incorporated effective October 15, 2004 (7)
2.2	Share Exchange Agreement dated June 29, 2007, among Speedhaul Holdings, Inc., Gold Horse International, Inc. and the shareholders of Gold Horse International, Inc.(4)
3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment to the Certificate of Incorporation (2)
3.4	Text of Amendments to Bylaws (4)
3.5	Certificate of Domestication as filed with the Secretary of State of Florida (5)
4.1	Form of 10% secured convertible debenture (9)
4.2	Form of common stock purchase warrant (9)

10.1

Amended and Restated Consulting Services Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International, Limited and Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) and shareholders of Jin Ma Construction (4)

10.2

Amended and Restated Operating Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited, Jin Ma Construction and shareholders of Jin Ma Construction (4)

10.3

Amended and Restated Equity Pledge Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited, Jin Ma Construction and shareholders of Jin Ma Construction (4)

10.4

Amended and Restated Option Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited, Jin Ma Construction and shareholders of Jin Ma Construction (4)

10.5

Amended and Restated Shareholders’ Voting Rights Proxy Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited and the shareholders of Jin Ma Construction (4)

10.6

Amended and Restated Consulting Services Agreement dated June 29, 2007 by and between Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited and Inner Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”) (4)

10.7

Amended and Restated Operating Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited, Jin Ma Hotel and shareholders of Jin Ma Hotel (4)

10.8

Amended and Restated Equity Pledge Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited, Jin Ma Hotel and shareholders of Jin Ma Hotel (4)

10.9

Amended and Restated Option Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited, Jin Ma Hotel and shareholders of Jin Ma Hotel (4)

10.10

Amended and Restated Shareholders’ Voting Rights Proxy Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited and the shareholders of Jin Ma Hotel (4)

10.11

Amended and Restated Consulting Services Agreement dated June 29, 2007 by and between Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited and Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”) (4)

10.12

Amended and Restated Operating Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited, Jin Ma Real Estate and shareholders of Jin Ma Real Estate (4)

10.13

Amended and Restated Equity Pledge Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited, Jin Ma Real Estate and shareholders of Jin Ma Real Estate (4)

10.14

Amended and Restated Option Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited, Jin Ma Real Estate and shareholders of Jin Ma Real Estate (4)

10.15

Amended and Restated Shareholders’ Voting Rights Proxy Agreement dated June 29, 2007 by and among Speedhaul Holdings, Inc., Gold Horse International, Inc., Global Rise International Limited and the shareholders of Jin Ma Real Estate (4)

10.16	Stock Purchase Agreement dated July 24, 2007 (2)
10.17	2007 Equity Compensation Plan (6)
10.18	Form of Securities Purchase Agreement (9)
10.19	Form of Registration Rights Agreement (9)
10.20	Form of Pledge and Security Agreement (9)
10.21

Inner Mongolia Mechanics and Electrics Professional Technology University New Campus Student’s Dorm Construction Engineering Projection Cooperation Agreement by and between Inner Mongolia Mechancis and Electrics Professional Technology University and Inner Mongolia Jin Ma Real Estate Development Co., Ltd.(9)

10.22	Investment Agreement between Inner Mongolia Jin Ma Construction Co., Ltd., Erlianhot HengYuan Wind Power Co., Ltd. and Inner Mongolia TianWei Wind Energy Equipment Co., Ltd. (8)
10.23	Construction Contract dated November 28, 2007 between Jin Ma Real Estate and Jin Ma Construction (9)
10.24	Repayment agreements between Inner Mongolia Jin Ma Group and Jin Ma Construction and Jin Ma Hotel **

14.1	Code of Financial Ethics (3)
21.1	Subsidiaries of the Registrant (2)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer **
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer **
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **

**	filed herewith

(1)	Incorporated by reference to the exhibit filed to the Registration Statement on Form SB-2, as amended, SEC File No. 333-131534.
(2)	Incorporated by reference to the exhibit filed to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.
(3)	Incorporated by reference to the exhibit filed to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(4)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on July 9, 2007.
(5)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on November 13, 2007.
(6)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on October 31, 2007.
(7)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on December 23, 2004.
(8)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on June 9, 2008.
(9)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 148827, as amended, as declared effective on August 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD HORSE INTERNATIONAL, INC.

October 6, 2008	By:	/s/ Liankuan Yang
Liankuan Yang, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liankuan Yang	Chief Executive Officer and Director	October 6, 2008
Liankuan Yang

/s/ Adam Wasserman	Chief Financial Officer, principal	October 6, 2008
Adam Wasserman	accounting officer

/s/ Jonathan Blum	Director	October 6, 2008
Jonathan Blum

/s/ Mr. Mingguo Wang	Director	October 6, 2008
Mr. Mingguo Wang

/s/ Mr. Wenbiao Wang	Director	October 6, 2008
Mr. Wenbiao Wang

Director
Gregory Wolfson

/s/ Ms. Yang Yang	Director	October 6, 2008
Ms. Yang Yang

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Yu and Associates CPA Corporation

Certified Public Accountants, Management Consultants

Director, Consultant:	Manager:	Member:	Registered:
K.K.Yu MBA., CPA.	Aswin Indradjaja	American Institute of CPAs	Public Company Accounting
Frank T. Murphy CPA.	Debbie Wang MBA.	California Society of CPAs	Oversight Board
	Ava Yim CPA.	Center For Audit Quality
Roy Yun M.S. (Acct.)., CPA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gold Horse International, Inc.
Hohhot, Inner Mongolia, China

We have audited the accompanying consolidated balance sheet of Gold Horse International, Inc. and subsidiaries as of June 30, 2008 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Gold Horse International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Gold Horse International, Inc. and subsidiaries for the year ended June 30, 2007 were audited by other auditors whose report dated September 21, 2007 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Horse International, Inc. and subsidiaries as of June 30, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the consolidated financial statements were prepared in accordance with FASB Interpretation 46(R) – Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.

(Signed) Yu and Associates CPA Corporation

Arcadia, California
September 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gold Horse International, Inc. and Subsidiaries
Hohhot, Inner Mongolia, China

We have audited the consolidated balance sheet of Gold Horse International, Inc. and Subsidiaries (formerly Speedhaul Holdings, Inc.) as of June 30, 2007 and the related consolidated statement of income, stockholders’ equity and cash flows for the year ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Horse International, Inc. and Subsidiaries (formerly Speedhaul Holdings, Inc.) as of June 30, 2007, and the results of their consolidated operations and their cash flows for the year ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California
September 21, 2007 except for Note 16 which is as of July 18, 2008.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,

	2008	2007

ASSETS

Cash and cash equivalents	$1,637,986	$251,044
Accounts receivable, net	7,528,608	5,246,986
Inventories, net	56,847	20,477
Advances to suppliers, net	95,754	198,113
Other receivable, net	35,478	193,815
Due from related parties	1,700,036	1,047,832
Deferred debt costs	115,110	—
Real estate held for sale	125,070	1,149,906
Cost and estimated earnings in excess of billings	221,537	15,237
Construction in progress	4,537,240	—
Deposit on prepaid land use rights	2,524,877	2,223,069
Prepaid land use rights - current portion	3,561	—
Refundable performance deposit	145,522	131,151

Total Current Assets	18,724,626	10,477,630

Property and equipment, net	10,476,397	4,731,168
Deposit on prepaid land use rights	2,182,835	—
Prepaid land use rights - non-current portion	165,312	160,487

Total Assets	$31,552,170	$15,369,285

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Convertible debt, net	$955,062	$—
Loans payable, current portion	145,522	—
Accounts payable	1,278,779	611,215
Accrued expenses	468,235	1,091,154
Taxes payable	2,215,381	532,257
Advances from customers	192,356	609,574
Billings in excess of costs and estimated earnings	23,369	124,021

Total Current Liabilities	5,278,704	2,968,221

Loans payable, net of current portion	4,490,235	1,686,077

Total Liabilities	9,768,939	4,654,298

Commitments (Note 17)	—	—

Stockholders’ equity:
Preferred stock ($.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized; 52,544,603 and 50,000,002 shares issued and outstanding at June 30, 2008 and 2007, respectively)	5,254	5,000
Non-controlling interest in variable interest entities	6,095,314	5,954,807
Additional paid-in capital	4,571,178	—
Statutory reserve	1,216,292	594,006
Retained earnings	7,526,144	3,616,296
Other comprehensive income	2,369,049	544,878

Total Stockholders’ Equity	21,783,231	10,714,987

Total Liabilities and Stockholders’ Equity	$31,552,170	$15,369,285

See accompanying notes to consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended June 30,

	2008	2007

NET REVENUES
Construction	$61,714,065	$21,615,061
Hotel	3,167,483	2,747,727
Real estate	2,032,278	3,959,518

Total Revenues	66,913,826	28,322,306

COST Of REVENUES
Construction	52,527,085	18,178,472
Hotel	1,763,968	1,440,978
Real estate	1,244,007	2,750,522

Total Cost of Revenues	55,535,060	22,369,972

GROSS PROFIT	11,378,766	5,952,334

OPERATING EXPENSES:
Hotel operating expenses	132,435	171,879
Bad debt expense	294,837	530,963
Salaries and employee benefits	1,032,490	359,473
Depreciation and amortization	1,018,072	348,059
General and administrative	529,175	127,808

Total Operating Expenses	3,007,009	1,538,182

INCOME FROM OPERATIONS	8,371,757	4,414,152

OTHER INCOME (EXPENSES):
Other income	12,732	119
Registration rights penalty	(117,882)	—
Interest income	7,954	618
Interest expense	(1,426,138)	(250,272)

Total Other Expenses	(1,523,334)	(249,535)

INCOME BEFORE PROVISION FOR INCOME TAX	6,848,423	4,164,617

PROVISION FOR INCOME TAXES	2,316,289	1,570,091

NET INCOME	$4,532,134	$2,594,526

COMPREHENSIVE INCOME:
NET INCOME	$4,532,134	$2,594,526

Unrealized foreign currency translation gain	1,824,171	453,154

COMPREHENSIVE INCOME	$6,356,305	$3,047,680

NET INCOME PER COMMON SHARE:
Basic	$0.09	$0.05

Diluted	$0.08	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,542,284	48,504,110

Diluted	57,631,061	48,504,110

See accompanying notes to consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended June 30, 2008 and 2007

	Common Stock			Non-Conrolling Interest in Variable Interest Entities
			Additional Paid-in Capital				Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount			Retained Earnings	Statutory Reserve

Balance, June 30, 2006	48,500,000	$4,850	$—	$5,954,957	$1,281,223	$334,553	$91,724	$7,667,307

Recapitalization of Company	1,500,002	150	—	(150)	—	—	—	—

Adjustment to statutory reserve	—	—	—	—	(259,453)	259,453	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	453,154	453,154

Net income for the year	—	—	—	—	2,594,526	—	—	2,594,526

Balance, June 30, 2007	50,000,002	5,000	—	5,954,807	3,616,296	594,006	544,878	10,714,987

Sale of common stock for cash	2,219,252	222	2,219,030	—	—	—	—	2,219,252

Common stock issued for services	325,349	32	169,148	—	—	—	—	169,180

Capital contribution	—	—	—	140,507	—	—	—	140,507

Common stock warrants granted and beneficial conversion feature	—	—	2,183,000	—	—	—	—	2,183,000

Adjustment to statutory reserve	—	—	—	—	(622,286)	622,286	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	1,824,171	1,824,171

Net income for the year	—	—	—	—	4,532,134		—	4,532,134

Balance, June 30, 2008	52,544,603	$5,254	$4,571,178	$6,095,314	$7,526,144	$1,216,292	$2,369,049	$21,783,231

See accompanying notes to financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,532,134	$2,594,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,018,072	348,059
Rent expense associated with prepaid land use rights	8,672	—
Bad debt expense	294,837	593,236
Common stock issued for services	156,680	—
Interest expense from amortization of debt discount	955,062	—
Amortization of debt issuance costs	89,530	—
Loss on disposal and sale of property and equipment	39,536	—
Changes in assets and liabilities:
Accounts receivable	(2,036,507)	5,786,777
Inventories	(32,166)	173,451
Other receivables	302,306	(213,943)
Advance to suppliers	116,941	1,274,467
Prepaid expenses	12,500	—
Costs and estimated earnings in excess of billings	(192,874)	(14,841)
Real estate held for sale	1,084,727	(947,019)
Construction in progress	(4,276,586)	—
Other assets	—	(127,738)
Accounts payable and accrued expenses	(124,344)	(8,500,105)
Income tax payable	1,531,459	32,000
Advances from customers	(456,208)	123,643
Billings in excess of costs and estimated earnings	(107,679)	120,793

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,916,092	1,243,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to related party	(3,294,408)	(891,019)
Repayment of amounts due from related party	2,787,896	—
Construction in progress	—	101,429
Proceeds from sale of property and equipment	16,459	—
Payment of deposits for prepaid land use rights	(2,112,300)	—
Purchase of property and equipment	(6,000,595)	(394,242)

NET CASH USED IN INVESTING ACTIVITIES	(8,602,948)	(1,183,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	2,183,000	—
Payment of placement fees	(204,640)	—
Proceeds from loans payable	2,606,085	—
Capital contributions	140,507	—
Proceeds from sale of common stock	2,219,252	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,944,204	—

EFFECT OF EXCHANGE RATE ON CASH	129,594	10,646

NET INCREASE IN CASH & CASH EQUIVALENTS	1,386,942	70,120

CASH & CASH EQUIVALENTS - beginning of year	251,044	180,924

CASH & CASH EQUIVALENTS - end of the year	$1,637,986	$251,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$921,508	$—

Income taxes	$1,417,616	$1,220,790

See accompanying notes to consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Gold Horse International, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on March 21, 2000 under the laws of the State of New Jersey under its former name “Segway III”. Prior to June 29, 2007, the Company was a development stage company attempting to implement its business plan to become a fully integrated online provider that links the supply and demand sides of the ground trucking industry. In November 2007, the Company filed a Certificate of Domestication in the State of Florida whereby the Company domesticated as a Florida corporation under the name Gold Horse International, Inc.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of these Contractual Arrangements, the acquisition of Gold Horse Nevada and the Jin Ma Companies by the Company was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Gold Horse Nevada held a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, Gold Horse Nevada is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statement data presented are those of the Jin Ma Companies for all periods prior to the Company’s acquisition of Gold Horse Nevada on June 29, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

PRC law currently places certain limitations on foreign ownership of Chinese companies. To comply with these foreign ownership restrictions, the Company, through its wholly-owned subsidiary, Global Rise, operates its business in China through the Jin Ma Companies, each of which is a limited liability company headquartered in Hohhot, the capital city of the Autonomous Region of Inner Mongolia in China, and organized under PRC laws. Each of the Jin Ma Companies has the relevant licenses and approvals necessary to operate the Company’s businesses in China and none of them is exposed to liabilities incurred by the other party. Global Rise has Contractual Arrangements with each of the Jin Ma Companies and their shareholders (collectively the Jin Ma Companies Shareholders”) pursuant to which Global Rise provides business consulting and other general business operation services to the Jin Ma Companies. Through these Contractual Arrangements, Global Rise also has the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring shareholder approval. As a result of these Contractual Arrangements, which enable Global Rise to control the Jin Ma Companies, the Company is considered the primary beneficiary of the Jin Ma Companies. Accordingly, the Company consolidates the Jin Ma Companies’ results, assets and liabilities in its financial statements

The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which Global Rise has the right to advise, consult, manage and operate each of the Jin Ma Companies, and collect and own all of their respective net profits. Additionally, under a Shareholders’ Voting Rights Proxy Agreement, the Jin Ma Companies Shareholders have vested their voting control over the Jin Ma Companies to Global Rise. In order to further reinforce the Company’s rights to control and operate the Jin Ma Companies, these companies and their shareholders have granted Global Rise, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Jin Ma Companies or, alternatively, all of the assets of the Jin Ma Companies. Further the Jin Ma Companies Shareholders have pledged all of their rights, titles and interests in the Jin Ma Companies to Global Rise under an Equity Pledge Agreement.

Gold Horse Nevada entered into the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders on August 31, 2006. On June 29, 2007, concurrently with the closing of the Share Exchange Transaction, the Contractual Arrangements were amended and restated by and among Gold Horse Nevada and Global Rise, the Company’s wholly-owned subsidiaries, and the Company on the one hand, and each of the Jin Ma Companies and their respective shareholders on the other hand, pursuant to which the Company was made a party to the Contractual Arrangements.

Inner Mongolia Jin Ma Construction Company Ltd.

Jin Ma Construction is an engineering and construction company that offers general contracting, construction management and building design services primarily in Hohhot City, the Autonomous Region of Inner Mongolia in China. In operation since 1980, Jin Ma Construction was formally registered as a limited liability company in Hohhot City in March 2002.

Inner Mongolia Jin Ma Real Estate Development Co. Ltd.

Jin Ma Real Estate, established in 1999, was formally registered as a limited liability company in Hohhot City in February 2004.Jin Ma Real Estate develops residential and commercial properties in the competitive and growing real estate market in Hohhot.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inner Mongolia Jin Ma Hotel Co. Ltd.

Jin Ma Hotel was founded in 1999 and formally registered in April 2004 as a limited liability company in Hohhot City. Jin Ma Hotel presently owns, operates and manages the Inner Mongolia Jin Ma Hotel (the “Hotel”), a 22-room full service hotel with a restaurant and banquet facilities situated in Hohhot City approximately 15 kilometers from the Hohhot Baita Airport.

Basis of presentation

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

The Jin Ma Companies are considered variable interest entities (“VIE”), and the Company is the primary beneficiary. The Company’s relationships with the Jin Ma Companies and their shareholders are governed by a series of contractual arrangements between Gold Horse Nevada, Global Rise, and each of the Jin Ma Companies, which are the operating companies of the Company in the PRC. Under PRC laws, each of IMTD, Jin Ma Construction, Jin Ma Real Estate and Jin Ma Hotel is an independent legal person and none of them is exposed to liabilities incurred by the other parties. On June 29, 2007, as amended, the Company entered into the following contractual arrangements with each of the Jin Ma Companies:

          Consulting Services Agreements. Pursuant to the exclusive Consulting Services Agreements with each of the Jin Ma Companies, the Company, through its subsidiary, Global Rise, exclusively provides to the Jin Ma Companies general business operations services and consulting services as well as general business operation advice and strategic planning (the “Services”). Each of the Jin Ma Companies shall pay a quarterly consulting service fees in Renminbi (“RMB”) to Global Rise that is equal to all of its net profit for such quarter.

          Operating Agreements. Pursuant to the Operating Agreements with the Jin Ma Companies and their respective shareholders, Global Rise provides guidance and instructions on the Jin Ma Companies' daily operations, financial management and employment issues. The Jin Ma Companies Shareholders must designate the candidates recommended by Global Rise as their representatives on each of the Jin Ma Companies’ board of directors. Global Rise has the right to appoint senior executives of the Jin Ma Companies. In addition, Global Rise agreed to guarantee the Jin Ma Companies' performance under any agreements or arrangements relating to the Jin Ma Companies' business arrangements with any third party. Each of the Jin Ma Companies, in return, agrees to pledge its accounts receivable and all of its assets to Global Rise. Moreover, each of the Jin Ma Companies agrees that without Global Rise’s prior consent, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years and may be extended only upon our written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Equity Pledge Agreements. Under the Equity Pledge Agreements, the shareholders of the Jin Ma Companies pledged all of their equity interests in the Jin Ma Companies to Global Rise to guarantee the Jin Ma Companies' performance of their obligations under the exclusive consulting services agreements. If the Jin Ma Companies or its shareholders breach their respective contractual obligations, Global Rise, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of the Jin Ma Companies also agreed that upon occurrence of any event of default, Global Rise shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the shareholders of the Jin Ma Companies to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Global Rise may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of the Jin Ma Companies agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The equity pledge agreement will expire two (2) years after the Jin Ma Companies' obligations under the exclusive consulting services agreements have been fulfilled.

          Option Agreements. Under the Option Agreements, the shareholders of the Jin Ma Companies irrevocably granted us or our designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Jin Ma Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Global Rise, or its designee, have sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years and may be extended prior to its expiration by written agreement of the parties.

          Proxy Agreements. Pursuant to the Proxy Agreements, the shareholders of the Jin Ma Companies agreed to irrevocably grant a person to be designated by Global Rise with the right to exercise their voting rights and their other rights, in accordance with applicable laws and their respective Article of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of the Jin Ma Companies, and appoint and vote for the directors and chairman as the authorized representative of the shareholders of the Jin Ma Companies.

The accounts of the Jin Ma Companies are consolidated in the accompanying financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. As a VIE, the Jin Ma Companies sales are included in the Company’s total revenues, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Jin Ma Companies net income. The Company does not have any non-controlling interests and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the Jin Ma Companies that require consolidation of the Company’s and the Jin Ma Companies financial statements.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the fiscal years ended June 30, 2008 and 2007 include the allowance for doubtful accounts, the useful life of property and equipment, costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings, and the valuation of warrants and beneficial conversions.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The Company adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the United States. Balances in the United States are insured up to $100,000 at each bank. Balances in banks in the PRC are uninsured.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At June 30, 2008 and 2007, the Company’s bank deposits by geographic area were as follows:

	June 30, 2008		June 30, 2007

Country:
United States	$19,826	1.3%	$—	0.0%
China	1,618,160	98.7%	251,044	100.0%

Total cash and cash equivalents	$1,637,986	100.0%	$251,044	100.0%

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2008 and 2007, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $1,025,431 and $740,338, respectively, on its total accounts receivable. Additionally, at June 30, 2008 and 2007, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $883,875 and $923,803, respectively.

Inventories

Inventories, consisting of construction materials and consumable goods related to the Company’s hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Advances to suppliers

The Company advances to certain vendors for purchase of construction materials and services. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $95,754 and $198,113 at June 30, 2008 and 2007, respectively.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At June 30, 2008 and 2007, real estate held for sale amounted to $125,070 and $1,149,906, respectively.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including prepaid land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of June 30, 2008 and 2007, construction in process amounted to $4,537,240 and $0, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended June 30, 2008 and 2007.

Advances from customers

Advances from customers at June 30, 2008 and 2007 of $192,356 and $609,574, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the advances as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2008 and 2007, there were no significant book and tax basis differences.

Pursuant to the PRC Income Tax Laws, prior to January 1, 2008, the Company is subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings and diluted earnings per common share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share”. Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible debt (using the if-converted method) and warrants. The following table presents a reconciliation of basic and diluted earnings per share:

	Years Ended June 30,

	2008	2007

Net income used for basic and diluted earnings per share	$4,532,134	$2,594,526

Weighted average shares outstanding – basic	51,542,284	48,504,110
Effect of dilutive securities:
Unexercised warrants	2,378,315	—
Convertible debentures	3,710,462	—

Weighted average shares outstanding – diluted	57,631,061	48,504,110

Earnings per share – basic	$0.09	$0.05

Earnings per share – diluted	$0.08	$0.05

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

Real estate sales which primarily involve the sale of multi-family units and community environments are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate”. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability (reflected as advances from customers in the Company’s consolidated balance sheets).

Revenue from the performance of general contracting, construction management and design-building services is recognized upon completion of the service.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

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

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of June 30, 2008 and 2007.

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended June 30, 2008 and 2007 amounted to $129,594 and $10,646, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at June 30, 2008 and 2007 were translated at 6.8718 RMB to $1.00 USD and at 7.6248 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the years ended June 30, 2008 and 2007 were 7.29063 RMB and 7.82854 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2008 and 2007 were not material.

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the year ended June 30, 2008 and 2007 included net income and foreign currency translation adjustments.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended June 30, 2008 and 2007, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment (Refer to Note 13).

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 2 - INVENTORIES

At June 30, 2008 and 2007, inventories consisted of the following:

	June 30,

	2008	2007

Construction materials	$371	$1,746
Consumable goods	56,476	18,731

	$56,847	$20,477

NOTE 3 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at June 30, 2008 and 2007 consisted of:

	June 30,

	2008	2007

Costs incurred on uncompleted contracts	$36,203,033	$8,980,006
Estimated earnings	6,415,226	2,072,159

	42,618,259	11,052,165
Less billings to date	(42,420,091)	(11,160,949)

	$198,168	$(108,784)

Amounts are included in the accompanying balance sheets under the following captions:

	June 30,

	2008	2007

Costs and estimated earnings in excess of billings	$221,537	$15,237
Billings in excess of costs and estimated earnings	(23,369)	(124,021)

	$198,168	$(108,784)

NOTE 4 – DEPOSITS ON PREPAID LAND USE RIGHTS

For the development of a new commercial real estate projects, the Company must first obtain granted land use rights. Land use rights can be granted through bidding, auction and listing. The Company then will enter into a land use right grant contract with the relevant government authority. At June 30, 2008 and 2007, the Company made deposits with various governmental agencies to acquire a long-term interest’s to utilize certain land to construct real property for sale or development. In order to obtain the provincial government’s permission to build on top of the land, the Company will need to make additional payments to the respective governmental agency. Since the Company has not received the final land use rights contract or the license to build on these lands, the Company has reflected these deposits as “deposits on prepaid land use rights” on the accompanying balance sheets. Upon obtaining the land use contracts, the deposit on land use rights is to be transferred to construction in process. At June 30, 2008 and 2007, deposits on prepaid land use rights were as follows:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 4 – DEPOSITS ON PREPAID LAND USE RIGHTS (continued)

	June 30,

	2008	2007

Nan Yuan Estates (residence buildings) (b)	$2,524,877	$2,223,069
Inner Mongolia Electrical Vocational Technical School (old location) (a)	1,382,462	—
Procuratorate (Yu Quan) Housing Estates	800,373	—

	4,707,712	2,223,069
Less: current portion	(2,524,877)	(2,223,069)

Long-term deposits of prepaid land use rights	$2,182,835	$—

(a)	As approved by the Hohhot municipal government, the Inner Mongolia Vocational School is being relocated. This amount represents a deposit on the right to acquire the land use right at this location.

(b)

On September 12, 2008, the Company signed a repayment agreement with Nanyingzi Village Committee pursuant to which the Nanyingzi Village Committee agreed to return the a deposit on prepaid land use rights to Jin Ma Real Estate pursuant to a repayment plan (See Note 18).

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2008 and 2007, property and equipment consist of the following:

		June 30,

	Useful Life	2008	2007

Office equipment	5 Years	$148,319	$49,230
Machinery equipment	5-15 Years	8,067,942	2,467,724
Vehicles	10 Years	466,038	61,390
Building and building improvements	20 – 40 Years	4,589,275	3,758,419

		13,271,574	6,336,763

Less: accumulated depreciation		(2,795,177)	(1,605,595)

		$10,476,397	$4,731,168

Depreciation of property and equipment is provided using the straight-line method. For the years ended June 30, 2008 and 2007, depreciation expense amounted to $1,018,072 and $348,059, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 6 – PREPAID LAND USE RIGHTS

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. The Company has recorded the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are valued at a fixed amount RMB 1,223,679, fluctuated by the exchange rate. At June 30, 2008 and 2007, the prepaid land use rights are valued at $178,073 and $160,487, respectively. Under the terms of the agreement, the Company has rights to use certain land for a period to be specified when the land is put into use.

At June 30, 2008 and 2007, prepaid land use rights consist of the following:

	Useful Life	2008	2007

Prepaid Land Use Rights	50 years	$178,073	$160,487
Less: Accumulated Amount Expensed		(9,200)	—

		168,873	160,487
Less: current portion		(3,561)	—
Prepaid land use rights - non-current		$165,312	$160,487

Rent expense attributable to future periods is as follows:

Period ending June 30:
2009	$3,561
2010	3,561
2011	3,561
2012	3,561
Thereafter	154,629

$168,873

NOTE 7 – ACCRUED EXPENSES

At June 30, 2008 and 2007, accrued expenses consist of the following:

	June 30,

	2008	2007

Construction payable	$—	$223,309
Accrued interest payable	177,854	676,587
Accrued payroll and employees benefit	147,816	177,429
Accrued registration rights penalty	117,983	—
Other	24,582	13,829

	$468,235	$1,091,154

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following at June 30, 2008 and 2007:

	June 30,

	2008	2007

Loans from various credit unions, payable in four installments beginning in November 2009 and due on June 5, 2010 with variable annual interest adjustable every 12 months, at The People’s Bank of China base loan rate + 175% (13.24% at June 30, 2008) and secured by the assets of Jin Ma Hotel.	$2,910,446	$—

Loans from various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured.	1,029,716	993,600

Loans from various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured.	113,507	167,873

Loans from various unrelated parties, due in August 2008 with annual interest of 14.4% and unsecured. The Company is currently renegotiating for the extension and terms of this loan.	145,522	131,151

Loans from various unrelated parties, due in January 2010 with annual interest of 18% and unsecured.	58,209	85,248

Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured	36,380	—

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	189,179	170,496

Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	36,380	32,788

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	116,418	104,921

Total loans payable	4,635,757	1,686,077
Less: current portion	(145,522)	—

Long term liability	$4,490,235	$1,686,077

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 8 – LOANS PAYABLE (continued)

For the years ended June 30, 2008 and 2007, interest expense related to these loans amounted to $257,218 and $250,272, respectively. Future maturities of long-term debt are as follows:

Fiscal year ended June 30:

2009 (current liability)	$145,522
2010	$4,148,258
2012	$225,559
2013	$116,418

NOTE 9 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At June 30, 2008 and 2007, due from related parties was due from the following:

		June 30,

Name	Relationship	2008	2007

Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$1,700,036	$999,984
Yang Liankuan	Officer and director	—	47,848

		$1,700,036	$1,047,832

In July 2008, the Jin Ma Companies signed a repayment agreement with the Jin Ma Group. Pursuant to the repayment agreement, the Jin Ma Group will repay these advances through monthly payments as follows: 1) $1,000,000 by September 30, 2008 These funds were received by the Jin Ma Group on September 28, 2008; 2) $291,000 by October 31, 2008; 3) $218,000 by November 30, 2008 and the remaining balance by December 31, 2008.

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

Under the terms of the Securities Purchase Agreement, on the first closing which occurred on November 30, 2007, the Company issued $2,183,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 6,345,930 shares of the Company’s common stock. The Company paid Next Generation Equity Research, LLC (“Next”), a broker dealer and member of FINRA, a commission of $174,640 and issued Next common stock purchase warrants to purchase an aggregate of 507,674 shares of the Company’s common stock at $0.50 per share. Additionally, the Company reimbursed one of the investors $30,000 to defer its legal fees in connection with the financing. The Company used the balance of the proceeds for general working capital.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 10 – CONVERTIBLE DEBT (continued)

Within five days following the effectiveness of the registration statement described below, a second closing was suppose to occur and the Company shall issue the remaining $1,092,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 3,174,419 shares of the Company’s common stock. The Company shall pay additional commission of $87,360 and shall grant an additional common stock purchase warrants to purchase an aggregate of 253,953 shares of the Company’s common stock. The issuance is not subject to any other condition other than the registration of the securities. The registration statement was declared effective on August 12, 2008 and as of the date of this report, the Company has not received the funds from the second closing.

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

If the Company should default on the debentures, the holders have the right to immediately accelerate the maturity date of the principal amount of the debentures as well as any accrued but unpaid interest and if such amount is not satisfied within five days the interest rate on the debentures increases to 18%. Events of default include customary clauses such as failure to make payments when required, failure to observe any covenant contained in the debentures, a default under any other document executed in connection with the transaction, bankruptcy or default under any other obligation greater than $150,000. In addition, an event of default would occur if the Company’s common stock should no longer be quoted on the OTC Bulletin Board, if the Company were a party to a change of control transaction involving in excess of 33% of its assets or if the registration statement described below is not declared effective within 180 days after the first closing date, among other provisions.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 10 – CONVERTIBLE DEBT (continued)

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

In addition, during the period from the execution of the Securities Purchase Agreement until 90 days following the effective date of the registration statement described below, the Company agreed not to issue any shares of common stock or securities convertible or exercisable into shares of common stock subject to certain exceptions which includes the offer and sale of up to $3,000,000 of equity securities limited solely to offshore purchasers. The Company also agreed that so long as the purchasers own any of the securities sold or to be issued in the transaction, the Company will not enter into any agreement which would involve a variable rate transaction, which includes floating conversion prices, conversion prices with reset mechanisms or equity lines of credit among others.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 10 – CONVERTIBLE DEBT (continued)

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

The registration statement was declared effective on August 11, 2008. Pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, the Company has recorded a registration penalty of $117,093.

The Company concluded that since the series A convertible redeemable preferred stock had a fixed redemption price of $0.374, the convertible redeemable preferred stock was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and therefore it qualified as equity under EITF 00-19.

In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. This convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $1,295,233 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the 16-months note term. Additionally, the Company evaluated whether or not the convertible debt contains embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the convertible debt has a fixed conversion price of $0.374, the convertible debt is not a derivative.

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

The amortization of debt discounts for the year ended June 30, 2008 was $955,062, which has been included in interest expense on the accompanying consolidated statement of operations. The balance of the debt discount is $1,227,938 at June 30, 2008 which will be amortized over the remaining term of the debenture.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 10 – CONVERTIBLE DEBT (continued)

The convertible debenture liability is as follows at June 30, 2008:

Convertible debentures payable	$2,183,000
Less: unamortized discount on debentures	(1,227,938)

Convertible debentures, net	$955,062

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States.

The operations of the Company are in China and are governed by the Income Tax Law of the People’s Republic of China and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Laws, prior to January 1, 2008, the Company is subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for years ended June 30, 2008 and 2007:

	2008	2007

U.S statutory rates	34.0%	34.0%
US effective rate in excess of China tax rate	(8.4%)	(1.0%)
Permanent differences	8.2%	4.7%

Total provision for income taxes	33.8%	37.7%

At June 30, 2008 and 2007, there were no significant book and tax basis differences except for the permanent differences. The income tax expenses for the years ended June 30, 2008 and 2007 are $2,316,289 and $1,570,091, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

On June 29, 2007, the Company issued 48.500,000 shares of its common stock in connection with a share exchange agreement. Additionally, Andrew Norins, the Company’s prior President, CEO and sole director, cancelled 9,655,050 of the Company’s common stock he owned immediately prior to the closing on the share exchange agreement.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Subject to the limitation on the aggregate number of shares issuable under the 2007 Equity Compensation Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2007 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of June 30, 2008, the Company has not made any grants under the 2007 Equity Compensation Plan.

Warrants

Stock warrant activity for the year ended June 30, 2008 is summarized as follows:

	Number of shares	Weighted average exercise price	Aggregate Intrinsic value

Outstanding at June 30, 2007	—	$—	$—
Granted	6,853,604	0.50	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at June 30, 2008	6,853,604	$0.50	$—

Since the fair market value of the warrants is less than the exercise price, there is no intrinsic value for the warrants.

The following table summarizes the Company’s stock warrants outstanding at June 30, 2008:

Warrants Outstanding				Warrants Exercisable

Range of Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price

$0.50	6,853,604	4.42 Years	$0.50	6,853,604	$0.50

NOTE 13 – SEGMENT INFORMATION

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

During the years ended June 30, 2008 and 2007, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company’s reportable segments are strategic business units that offer different products. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 13 – SEGMENT INFORMATION (continued)

Condensed information with respect to these reportable business segments for the years ended June 30, 2008 and 2007 is as follows:

	For the Year Ended June 30,

	2008	2007

Revenues:
Construction	$61,714,065	$21,615,061
Real Estate	2,032,278	3,959,518
Hotel	3,167,483	2,747,727

	66,913,826	28,322,306

Depreciation:
Construction	521,429	131,786
Real Estate	32,470	9,474
Hotel	464,173	206,799

	1,018,072	348,059

Interest expense:
Construction	257,216	250,272
Other	1,168,922	—

	1,426,138	250,272

Net income (loss):
Construction	5,452,652	1,542,188
Real Estate	427,725	708,338
Hotel	297,439	344,000
Other (a)	(1,645,682)	—

	4,532,134	2,594,526

Identifiable assets at June 30, 2008 and 2007:
Construction	$17,177,790	$9,049,034
Real Estate	10,141,177	2,757,842
Hotel	4,098,267	3,562,409
Other (a)	134,936	—

	$31,552,170	$15,369,285

(a)

The Company does not allocate its general and administrative expenses of its US activities to its reportable segments, because these activities are managed at a corporate level. Additionally, other identifiable assets represent assets located in the United States and are not allocated to reportable segments.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 14 - STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the years ended June 30, 2008 and 2007. The amount included in the statutory reserves as of June 30, 2008 and 2007 amounted to $1,218,292 and $594,006, respectively.

NOTE 15 – MAJOR CUSTOMERS & VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the year ended June 30, 2008, four construction projects accounted for 86% of the Company’s revenues as follows:

Project Name	For the Year Ended June 30, 2008%		For the Year Ended June 30, 2007%

Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban)	$6,938,445	10.3	$15,969,053	56.4

He Sheng Jia Yuan Residential Apartments	—	0.0	4,378,850	15.5

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	25,597,072	38.2	—	0.0

Tian Fu Garden residential project (Phase I and II)	16,131,665	24.1	—	0.0

Ai Bo Garden residential apartment project	8,309,296	9.4	—	0.0

At June 30, 2008, the Company had $7,815,051 of accounts receivable due from these customers. At June 30, 2007, the Company had $3,929,793 of accounts receivable due from these customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2008 and 2007

NOTE 16 – RESTRICTED NET ASSETS

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of June 30, 2008.

Regulation in the PRC permit payments of dividends by the Company’s PRC VIEs only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Subject to certain cumulative limit, a statutory reserve fund requires annual appropriations of at least 10% of after-tax profit, if any, of the relevant PRC VIE’s. The statutory reserve funds are not distributable as cash dividends. As a result of these PRC laws and regulations, the Company’s PRC VIE’s are restricted in their abilities to transfer a portion of their net assets to the Company (See Note 14). Foreign exchange and other regulation in PRC may further restrict the Company’s PRC VIEs from transferring funds to the Company in the form of loans and/or advances.

As of June 30, 2008 and 2007, substantially all of the Company’s net assets are attributable to the PRC VIE’s. Accordingly, the Company had no net assets as of June 30, 2008 and 2007 and the amount of restricted net assets was approximately $18,646,000 and $10,715,000, respectively.

NOTE 17 – COMMITMENT

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of June 30, 2007.

NOTE 18 – SUBSEQUENT EVENT

On September 12, 2008, the Company signed a repayment agreement with Nanyingzi Village Committee pursuant to which the Nanyingzi Village Committee agreed to return the deposit on prepaid land use rights to Jin Ma Real Estate pursuant to a repayment plan. The repayment plan requires the Nanyingzi Village Committee to pay 2,000,000 RMB each month (approximately $291,000) from October 1, 2008 to April 30, 2009.