Form 10-Q
period 2008-09-30
GOLD HORSE INTERNATIONAL, INC.
filed 2008-11-10
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _______ to _________

Commission file number: 000-30311

GOLD HORSE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	22-3719165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 31 Tongdao South Road, Hohhot, Inner Mongolia, China	_________
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,544,603 shares at November 4, 2008.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms:

•	"Gold Horse International," the "Company, "we," "us," "ours," and similar terms refers to Gold Horse International, Inc., a Florida corporation,

•	"Gold Horse Nevada" refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,

•	"Global Rise" refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,

•	"IMTD" refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,

•	"Jin Ma Real Estate" refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,

•	"Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,

•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,

•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, and

•	"PRC" or "China" refers to the People's Republic of China.

The information which appears on our web site at www.goldhorseinternational.com is not part of this report.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2008	As of June 30, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,417,461	$1,637,986
Accounts receivable, net	10,468,752	7,528,608
Inventories, net	51,346	56,847
Advances to suppliers, net	96,566	95,754
Other receivable, net	181,441	35,478
Due from related parties	781,920	1,700,036
Deferred debt costs	76,740	115,110
Real estate held for sale	—	125,070
Cost and estimated earnings in excess of billings	6,745	221,537
Construction in progress	7,752,373	4,537,240
Deposit on prepaid land use rights	3,129,124	2,524,877
Prepaid land use rights - current portion	3,570	3,561
Refundable performance deposit	145,877	145,522

Total Current Assets	24,111,915	18,727,626

Property and equipment, net	10,290,768	10,476,397
Deposit on prepaid land use rights	802,322	2,182,835
Prepaid land use rights - non-current portion	164,822	165,312

Total Assets	$35,369,827	$31,552,170

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Convertible debt, net	$1,364,375	$955,062
Loans payable, current portion	145,877	145,522
Accounts payable	2,337,336	1,278,779
Accrued expenses	526,910	468,235
Taxes payable	1,483,737	2,215,381
Advances from customers	193,404	192,356
Due to related parties	583,507	—
Billings in excess of costs and estimated earnings	11,908	23,369

Total Current Liabilities	6,647,054	5,278,704

Loans payable, net of current portion	4,501,174	4,490,235

Total Liabilities	11,148,228	9,768,939

Commitments (Note 16)	—	—

Stockholders' equity:
Preferred stock ($.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized; 52,544,603 shares issued and outstanding at September 30, 2008 and June 30, 2008)	5,254	5,254
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	4,571,178	4,571,178
Statutory reserve	1,516,444	1,216,292
Retained earnings	9,609,766	7,526,144
Other comprehensive income	2,423,643	2,369,049

Total Stockholders' Equity	24,221,599	21,783,231

Total Liabilities and Stockholders' Equity	$35,369,827	$31,552,170

See accompanying notes to condensed consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$28,378,442	$7,883,769
Hotel	829,086	856,186
Real estate	232,700	930,814

Total Revenues	29,440,228	9,670,769

COST Of REVENUES
Construction	24,383,004	6,690,373
Hotel	446,087	482,379
Real estate	143,216	564,654

Total Cost of Revenues	24,972,307	7,737,406

GROSS PROFIT	4,467,921	1,933,363

OPERATING EXPENSES:
Hotel operating expenses	15,631	35,176
Bad debt expense (recovery)	(182,616)	300,894
Salaries and employee benefits	151,541	134,201
Depreciation and amortization	228,603	99,426
General and administrative	207,328	165,471

Total Operating Expenses	420,487	735,168

INCOME FROM OPERATIONS	4,047,434	1,198,195

OTHER INCOME (EXPENSES):
Other income	292	—
Interest income	945	87
Interest expense	(664,391)	(64,713)

Total Other Expenses	(663,154)	(64,626)

INCOME BEFORE PROVISION FOR INCOME TAX	3,384,280	1,133,569

PROVISION FOR INCOME TAXES	1,000,506	398,699

NET INCOME	$2,383,774	$734,870

COMPREHENSIVE INCOME:
NET INCOME	$2,383,774	$734,870

Unrealized foreign currency translation gain	54,594	159,074

COMPREHENSIVE INCOME	$2,438,368	$893,944

NET INCOME PER COMMON SHARE:
Basic	$0.05	$0.01
Diluted	$0.04	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52,544,603	50,000,002
Diluted	58,890,533	50,000,002

See accompanying notes to condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,383,774	$734,870
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	228,603	99,426
Rent expense associated with prepaid land use rights	893	—
Bad debt expense (recovery)	(182,616)	300,894
Interest expense from amortization of debt discount	409,313	—
Amortization of debt issuance costs	38,370	—
Changes in assets and liabilities:
Accounts receivable	(2,762,312)	(2,251,612)
Inventories	5,642	(28,269)
Other receivables	(123,728)	(30,808)
Advance to suppliers	(579)	(170,828)
Costs and estimated earnings in excess of billings	215,400	13,454
Real estate held for sale	125,415	494,377
Construction in progress	(3,205,099)	—
Accounts payable and accrued expenses	1,113,716	2,322,996
Income tax payable	(737,276)	(160,241)
Advances from customers	579	136,612
Billings in excess of costs and estimated earnings	(11,521)	47,203
NET CASH (USED IN ) PROVIDED BY OPERATING ACTIVITIES	(2,501,426)	1,508,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of amounts due from related party	922,550	2,677
Proceeds from return of deposit on prepaid land use rights	787,985	—
Payment of deposits for prepaid land use rights	—	(66,058)
Purchase of property and equipment	(17,384)	(1,517,860)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,693,151	(1,581,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from related party	583,693	—
Proceeds from sale of common stock	—	624,459
NET CASH PROVIDED BY FINANCING ACTIVITIES	583,693	624,459

EFFECT OF EXCHANGE RATE ON CASH	4,057	3,850

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(220,525)	555,142

CASH & CASH EQUIVALENTS - beginning of period	1,637,986	251,044

CASH & CASH EQUIVALENTS - end of the period	$1,417,461	$806,186

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$95,447	$—
Income taxes	$1,355,072	$534,451

See accompanying notes to condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

On October 10, 2007, the Company established Inner Mongolia (Cayman) Technology & Development Ltd. ("IMTD"), a wholly-foreign owned enterprise incorporated in the PRC and wholly-owned subsidiary of Global Rise.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Inner Mongolia Jin Ma Real Estate Development Co. Ltd.

Jin Ma Real Estate, established in 1999, was formally registered as a limited liability company in Hohhot City in February 2004. Jin Ma Real Estate develops residential and commercial properties in the competitive and growing real estate market in Hohhot.

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

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its condensed consolidated financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to condensed consolidated financial statements included in the Company’s Form 10-K annual report for the year ended June 30, 2008.

The accompanying unaudited condensed consolidated financial statements for Gold Horse International, Inc., its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The accompanying condensed consolidated financial statements include the accounts of Gold Horse International, Inc. and its wholly owned subsidiaries, Gold Horse Nevada, Global Rise and Inner Mongolia (Cayman) Technology and Development, Ltd., and its variable interest entities Jin Ma Construction, Jin Ma Hotel and Jin Ma Real Estate. All significant inter-company accounts and transactions have been eliminated in consolidation.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Operating Agreements.  Pursuant to the Operating Agreements with the Jin Ma Companies and their respective shareholders, Global Rise provides guidance and instructions on the Jin Ma Companies daily operations, financial management and employment issues. The Jin Ma Companies Shareholders must designate the candidates recommended by Global Rise as their representatives on each of the Jin Ma Companies' board of directors. Global Rise has the right to appoint senior executives of the Jin Ma Companies. In addition, Global Rise agreed to guarantee the Jin Ma Companies performance under any agreements or arrangements relating to the Jin Ma Companies business arrangements with any third party. Each of the Jin Ma Companies, in return, agrees to pledge its accounts receivable and all of its assets to Global Rise. Moreover, each of the Jin Ma Companies agrees that without Global Rise’s prior consent, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years and may be extended only upon our written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

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

Option Agreements.  Under the Option Agreements, the shareholders of the Jin Ma Companies irrevocably granted us or our designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Jin Ma Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Global Rise, or its designee, has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years and may be extended prior to its expiration by written agreement of the parties.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the three months ended September 30, 2008 and 2007 include the allowance for doubtful accounts, the useful life of property and equipment, costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At September 30, 2008 and June 30, 2008, the Company’s bank deposits by geographic area were as follows:

	September 30, 2008		June 30, 2008
Country:
United States	$5,547	0.4%	$19,826	1.3%
China	1,411,914	99.6%	1,618,160	98.7%
Total cash and cash equivalents	$1,417,461	100.0%	$1,637,986	100.0%

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2008 and June 30, 2008, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $867,560 and $1,025,431, respectively, on its total accounts receivable. Additionally, at September 30, 2008 and June 30, 2008, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $863,840 and $883,875, respectively.

Inventories

Inventories, consisting of construction materials and consumable goods related to the Company’s hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Advances to suppliers

The Company advances to certain vendors for purchase of construction materials and services. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $96,566 and $95,754 at September 30, 2008 and June 30, 2008, respectively.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At September 30, 2008 and June 30, 2008, real estate held for sale amounted to $0 and $125,070, respectively.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including prepaid land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of September 30, 2008 and June 30, 2008, construction in process amounted to $7,752,373 and $4,537,240, respectively.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended September 30, 2008 and 2007.

Advances from customers

Advances from customers at September 30, 2008 and June 30, 2008 of $193,404 and $192,356, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the advances as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2008 and June 30, 2008, there were no significant book and tax basis differences.

Pursuant to the PRC Income Tax Laws, prior to January 1, 2008, the Company is subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs").

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Basic and diluted earnings per common share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share”. Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible debt (using the if-converted method) and warrants. The following table presents a reconciliation of basic and diluted earnings per share:

	September 30,	September 30,
	2008	2007
Net income used for basic and diluted earnings per share	$ 2,383,774	$ 734,870

Weighted average shares outstanding – basic	52,544,603	50,000,002
Effect of dilutive securities:
Unexercised warrants	—	—
Convertible debentures	6,345,930	—
Weighted average shares outstanding – diluted	58,890,533	50,000,002
Earnings per share – basic	$ 0.05	$ 0.01
Earnings per share – diluted	$ 0.04	$ 0.01

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

Real estate sales which primarily involve the sale of multi-family units and community environments are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability (reflected as advances from customers in the Company’s condensed consolidated balance sheets).

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2008 and 2007.

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended September 30, 2008 and 2007 amounted to $4,057 and $3,850, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at September 30, 2008 and June 30, 2008 were translated at 6.8551 RMB to $1.00 USD and at 6.8718 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the three months ended September 30, 2008 and 2007 were 6.85292 RMB and 7.56906 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended September 30, 2008 and 2007 were not material.

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended September 30, 2008 and 2007 included net income and foreign currency translation adjustments.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended September 30, 2008 and 2007, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment.

Recent accounting pronouncements

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2008, the FASB finalized Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. This position is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect that the adoption of FSP 142-3 will have on the Company’s consolidated financial position and results of operations.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its condensed consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on its condensed consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 2 – INVENTORIES

At September 30, 2008 and June 30, 2008, inventories consisted of the following:

	September 30, 2008	June 30, 2008
Construction materials	$372	$371
Consumable goods	50,974	56,476

	$51,346	$56,847

NOTE 3 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at September 30, 2008 and June 30, 2008 consisted of:

	September 30, 2008	June 30, 2008
Costs incurred on uncompleted contracts	$59,199,720	$36,203,033
Estimated earnings	13,669,327	6,415,226
	72,869,047	42,618,259
Less billings to date	(72,874,210)	(42,420,091)

	$(5,163)	$198,168

Amounts are included in the accompanying balance sheets under the following captions:

	September 30, 2008	June 30, 2008
Costs and estimated earnings in excess of billings	$6,745	$221,537
Billings in excess of costs and estimated earnings	(11,908)	(23,369)

	$(5,163)	$198,168

NOTE 4 – DEPOSITS ON PREPAID LAND USE RIGHTS

For the development of a new commercial real estate projects, the Company must first obtain granted land use rights. Land use rights can be granted through bidding, auction and listing. The Company then will enter into a land use right grant contract with the relevant government authority. At September 30, 2008 and June 30, 2008, the Company made deposits with various governmental agencies to acquire a long-term interest’s to utilize certain land to construct real property for sale or development. In order to obtain the provincial government’s permission to build on top of the land, the Company will need to make additional payments to the respective governmental agency. Since the Company has not received the final land use rights contract or the license to build on these lands, the Company has reflected these deposits as “deposits on prepaid land use rights” on the accompanying balance sheets. Upon obtaining the land use contracts, the deposit on land use rights is to be transferred to construction in process. At September 30, 2008 and June 30, 2008, deposits on prepaid land use rights were as follows:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 4 – DEPOSITS ON PREPAID LAND USE RIGHTS (continued)

	September 30, 2008	June 30, 2008
Nan Yuan Estates (residence buildings) (b)	$2,472,678	$2,524,877
Inner Mongolia Electrical Vocational Technical School (old location) (a)	656,446	1,382,462
Procuratorate (Yu Quan) Housing Estates	802,322	800,373
	3,931,446	4,707,712
Less: current portion	(3,129,124)	(2,524,877)

Long-term deposits of prepaid land use rights	$802,322	$2,182,835

(a)

As approved by the Hohhot municipal government, the Inner Mongolia Vocational School is being relocated. This amount represents a deposit on the right to acquire the land use right at this location. During the three months ended September 30, 2008, a portion of the prepaid land use rights refunded to the Company and the remaining prepaid land use rights deposit was returned in October 2008.

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

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2008 and June 30, 2008, property and equipment consist of the following:

		September 30, 2008	June 30, 2008
	Useful Life
Office equipment	5 Years	$149,561	$148,319
Machinery equipment	5-15 Years	8,104,401	8,067,942
Vehicles	10 Years	472,614	466,038
Building and building improvements	20 – 40 Years	4,594,709	4,589,275
		13,321,285	13,271,574

Less: accumulated depreciation		(3,030,517)	(2,795,177)

		$10,290,768	$10,476,397

Depreciation of property and equipment is provided using the straight-line method. For the three months ended September 30, 2008 and 2007, depreciation expense amounted to $228,603 and $99,426, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 6 – PREPAID LAND USE RIGHTS

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. The Company has recorded the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are valued at a fixed amount RMB 1,223,679, fluctuated by the exchange rate. At September 30, 2008 and June 30, 2008, the prepaid land use rights are valued at $178,507 and $178,073, respectively. Under the terms of the agreement, the Company has rights to use certain land for a period to be specified when the land is put into use.

At September, 2008 and June 30, 2008, prepaid land use rights consist of the following:

	Useful Life	September 30, 2008	June 30, 2008
Prepaid Land Use Rights	50 years	$178,507	$178,073
Less: Accumulated Amount Expensed		(10,115)	(9,200)
		168,392	168,873
Less: current portion		(3,570)	(3,561)
Prepaid land use rights - non-current		$164,822	$165,312

Rent expense attributable to future periods is as follows:

Period ending September 30:
2009	$3,570
2010	3,570
2011	3,570
2012	3,570
Thereafter	150,542
$164,822

NOTE 7 – ACCRUED EXPENSES

At September 30, 2008 and June 30, 2008, accrued expenses consist of the following:

	September 30, 2008	June 30, 2008
Accrued interest payable	$244,488	$177,854
Accrued payroll and employees benefit	139,441	147,816
Accrued registration rights penalty	117,983	117,983
Other	24,998	24,582
	$526,910	$468,235

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Loans from various credit unions, payable in four installments beginning in November 2009 and due on June 5, 2010 with variable annual interest adjustable every 12 months, at The People's Bank of China base loan rate + 175% (13.24% at September 30, 2008) and secured by the assets of Jin Ma Hotel.	$2,917,536	$2,910,446

Loans from various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured.	1,032,224	1,029,716

Loans from various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured.	113,784	113,507

Loans from various unrelated parties, due in August 2009 with annual interest of 14.4% and unsecured.	145,877	145,522

Loans from various unrelated parties, due in January 2010 with annual interest of 18% and unsecured.	58,351	58,209

Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured	36,469	36,380

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	189,640	189,179

Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	36,469	36,380

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	116,701	116,418
Total loans payable	4,647,051	4,635,757
Less : current portion	(145,877)	(145,522)
Long term liability	$4,501,174	$4,490,235

For the three months ended September 30, 2008 and 2007, interest expense related to these loans amounted to $161,678 and $64,713, respectively. Future maturities of long-term debt are as follows:

Year ended September 30:
2009 (current liability)	$145,877
2010	$4,158,364
2011	$36,469
2012	$306,341

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 9 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At September 30, 2008 and June 30, 2008, due from related parties was due from the following:

Name	Relationship	September 30, 2008	June 30, 2008
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$781,920	$1,700,036
Yang Liankuan	Officer and director	—	—

		$781,920	$1,700,036

In July 2008, the Jin Ma Companies signed a repayment agreement with the Jin Ma Group. Pursuant to the repayment agreement, the Jin Ma Group will repay these advances through monthly payments as follows: 1) 6,715,500 RMB by September 30, 2008 (approximately $980,000). Approximately $918,000 was received by the Jin Ma Group on September 28, 2008 and $62,000 was received in October 2008; 2) 2,000,000 RMB (approximately $291,000) by October 31, 2008. These funds were received in full in October 2008; 3) 1,500,000 RMB (approximately $218,000) by November 30, 2008 and 4) the remaining balance by December 31, 2008.

Due to related parties

From time to time, the Company’s chief executive officer and his immediate family advance funds to the Company for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At September 30, 2008 and June 30, 2008, advances due to related parties amounted to $583,507 and $0, respectively.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 10 – CONVERTIBLE DEBT (continued)

Within five days following the effectiveness of the registration statement described below, a second closing was suppose to occur and the Company was to issue the remaining $1,092,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 3,174,422 shares of the Company’s common stock. The registration statement was declared effective on August 12, 2008 and, as of the date of this report, the Company does not expect to receive the funds from the second closing.

The debentures, which bear interest at 10% per annum, are due on March 31, 2009. Interest is payable in cash quarterly on January 1, April 1, July 1 and October 1 beginning on the first date after the issuance. At the Company’s option, and providing certain conditions precedent have been met, interest can be paid in shares of our common stock valued at the lesser of (i) the conversion rate, or (ii) 90% of the lesser of (a) the average VWAP (as defined in the debenture) for the 20 consecutive trading days prior to the interest payment date or (b) the average VWAP for the 20 consecutive trading days ending on the trading day immediately prior to the delivery of the interest conversion shares. The Company is not permitted to prepay the debentures without the prior written consent of the holders. The debentures are convertible at any time at the option of the holder into shares of the Company’s common stock based upon a conversion rate of $0.344 per share, subject to adjustment as hereinafter set forth.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 10 – CONVERTIBLE DEBT (continued)

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 10 – CONVERTIBLE DEBT (continued)

The registration statement was declared effective on August 11, 2008. Pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, in fiscal 2008, the Company has recorded a registration penalty of $117,093.

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

The amortization of debt discounts and debt issue costs for the three months ended September 30, 2008 and 2007 was $447,683 and $0, respectively, which has been included in interest expense on the accompanying consolidated statement of operations. The balance of the debt discount is $818,625 at September 30, 2008 which will be amortized over the remaining term of the debenture.

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

The convertible debenture liability is as follows at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Convertible debentures payable	$2,183,000	$2,183,000
Less: unamortized discount on debentures	(818,625)	(1,227,938)
Convertible debentures, net	$1,364,375	$955,062

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 11 – STOCKHOLDERS’ EQUITY

Warrants

Stock warrant activity for the three months ended September 30, 2008 is summarized as follows:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value
Outstanding at June 30, 2008	6,853,604	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at September 30, 2008	6,853,604	$0.50	$—

Since the fair market value of the warrants is less than the exercise price, there is no intrinsic value for the warrants.

The following table summarizes the Company's stock warrants outstanding at September 30, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price
$0.50	6,853,604	4.17 Years	$ 0.50	6,853,604	$ 0.50

NOTE 12 – SEGMENT INFORMATION

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

During the three months ended September 30, 2008 and 2007, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 12 –SEGMENT INFORMATION (continued)

Condensed information with respect to these reportable business segments for the three months ended September 30, 2008 and 2007 is as follows:

	For the three months ended September 30,
	2008	2007
Revenues:
Construction	$28,378,442	$7,883,769
Real Estate	232,700	930,814
Hotel	829,086	856,186
	29,440,228	9,670,769
Depreciation:
Construction	133,737	35,030
Real Estate	82,259	61,964
Hotel	12,607	2,432
	228,603	99,426
Interest expense:
Construction	161,678	64,713
Other	502,713	—
	664,391	64,713
Net income (loss):
Construction	2,850,414	474,372
Real Estate	(51,043)	197,877
Hotel	141,295	131,926
Other (a)	(556,892)	(69,305)
	2,383,774	734,870
Identifiable assets at September 30, 2008 and June 30, 2008:
Construction	$18,834,304	$17,177,790
Real Estate	12,516,742	10,141,177
Hotel	3,936,494	4,098,267
Other (a)	82,287	134,936
	$35,369,827	$31,552,170

(a)

The Company does not allocate its general and administrative expenses of its US activities to its reportable segments, because these activities are managed at a corporate level. Additionally, other identifiable assets represent assets located in the United States and are not allocated to reportable segments.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the three months ended September 30, 2008 and the three months ended June 30, 2008. The amount included in the statutory reserves as of September 30, 2008 and June 30, 2008 amounted to $1,516,444 and $1,216,292, respectively.

NOTE 14 – MAJOR CUSTOMERS & VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the three months ended September 30, 2008, three construction projects accounted for 96.4% of the Company’s total revenues. For the three months ended September 30, 2007, one construction project accounted for 72.4% of the Company’s total revenues. Major customers are summarized as follows:

Project Name	For the three Months Ended September 30, 2008%		For the three Months Ended September 30, 2007%
Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban)	$ -	-	$ 7,009,679	72.4

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	7,906,170	26.9	-	0.0

Tian Fu Garden residential project (Phase I and II)	14,284,218	48.5	-	0.0

Ai Bo Garden residential apartment project	6,188,054	21.0	-	0.0

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 14 – MAJOR CUSTOMERS & VENDORS (continued)

At September 30, 2008, the Company had $10,526,000 of accounts receivable due from these customers. At June 30, 2008, the Company had $7,815,051 of accounts receivable due from these customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

NOTE 15 – RESTRICTED NET ASSETS

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of September 30, 2008.

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

As of September 30, 2008 and June 30, 2008, substantially all of the Company’s net assets are attributable to the PRC VIE’s. Accordingly, the Company had no net assets as of September 30, 2008 and June 30, 2008 and the amount of restricted net assets was approximately $23,437,000 and $18,646,000, respectively.

NOTE 16 – COMMITMENTS

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Neither Gold Horse International nor its subsidiaries Gold Horse Nevada, Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. Pursuant to the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities”, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this quarterly report, the assets and liabilities at September 30, 2008 and June 30, 2008 and the results of operations for the three months ended September 30, 2008 an 2007 are those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations. When used in this section, and except as may be set forth otherwise, the terms “we,” “us,” “ours,” and similar terms includes Gold Horse International and its subsidiaries Gold Horse Nevada, Global Rise and IMTD as well as the Jin Ma Companies.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements appearing elsewhere herein, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Principles of consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned and majority-owned subsidiaries including VIEs for which we are the primary beneficiary.

The accompanying condensed consolidated financial statements include the accounts of Gold Horse International and our wholly owned subsidiaries Gold Horse Nevada and Global Rise, and our variable interest entities Jin Ma Construction, Jin Ma Hotel and Jin Ma Real Estate. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts and the useful life of property and equipment, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings.

Accounts and other receivables

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2008 and June 30, 2008, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $867,560 and $1,025,431, respectively, on its total accounts receivable. Additionally, at September 30, 2008 and June 30, 2008, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $863,840 and $883,875, respectively.

Inventories

Inventories, consisting of construction materials and consumable goods related to our operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At September 30, 2008 and June 30, 2008, real estate held for sale amounted to $0 and $125,070, respectively.

Advances from customers

Advances from customers at September 30, 2008 of $193,404 consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of September 30, 2008 and June 30, 2008, construction in process amounted to $7,752,373 and $4,537,240, respectively.

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

Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability (reflected as advances from customers in our condensed consolidated balance sheets).

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

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our condensed consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our condensed consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our condensed consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007.

	For the Three Months Ended September 30,
	2008	% of Total Revenues		2007	% of Total Revenues
NET REVENUES
Construction	$28,378,442	96.4		$7,883,769	81.5
Hotel	829,086	2.8		856,186	8.9
Real estate	232,700	0.8		930,814	9.6

Total Revenues	29,440,228	100.0		9,670,769	100.0

COST OF SALES
Construction	24,383,004	85.9	*	6,690,373	84.9	*
Hotel	446,087	53.8	*	482,379	56.3	*
Real estate	143,216	61.5	*	564,654	60.7	*

Total Cost of Sales	24,972,307	84.8		7,737,406	80.0

GROSS PROFIT
Construction	3,995,438	14.1	*	1,193,396	15.1	*
Hotel	382,999	46.2	*	373,807	43.7	*
Real estate	89,484	38.5	*	366,160	39.3	*

Total Gross Profit	4,467,921	15.2		1,933,363	20.0

*	Represents percentage of respective segments total revenues

Net Revenues. For the three months ended September 30, 2008, our overall net revenues increased $19,769,459 or 204.4% from $9,670,769 for the three months ended September 30, 2007 to $29,440,228 for the three months ended September 30, 2008. The increase in revenues was mainly due to increased activity in our construction operations which are summarized as follows:

Project Name	For the Three Months Ended September 30, 2008%		For the Three Months Ended September 30, 2007%
Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban)	$—	—	$7,009,679	88.9

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	7,906,170	27.8	—	—

Tian Fu Garden residential project (Phase I and II)	14,284,218	50.3	—	—

Ai Bo Garden residential apartment project	6,188,054	21.9	—	—

Other	—	—	874,090	11.1

Total construction revenues	$28,378,442	100.0	$7,883,769	100.0

We started construction of the above projects in the fourth quarter of fiscal 2007. At September 30, 2008, the percentage completed for each respective job is as follows:

% Complete
Riverbank Garden Community (Buildings 5 to 8 and Phase II)	90.5%

Tian Fu Garden residential project (Phase I and II)	89.7% to 95.7%

Ai Bo Garden residential apartment project	88.7%

Upon completion of these current projects, we expect construction revenues to decrease. We were recently awarded the Lanyu Garden Number 3 residential building project, which covers a construction area of 28,000 square meters. We began the Lanyu project in October 2008 and expect to complete it in December 2009. We expect that our construction division will continue to generate the majority of revenue in fiscal 2009, due to the number of projects currently under construction and an active pipeline of future projects available for bid.

Revenues for our hotel operations decreased slightly from $856,186 for the three months ended September 30, 2007 to $829,086 for the three months ended September 30, 2008, a decrease of $27,100 or 3.2%, primarily due to a decrease in revenues from restaurant and banquet activities as a result of the large amount tourists attracted to the Olympic games held in Beijing, which we believe reduced the number of tourists to Inner Mongolia..

Revenues for our real estate development operation decreased from $930,814 for the three months ended September 30, 2007 to $232,700 for the three months ended September 30, 2008, a decrease of $698,114 or 75% due to a lower inventory of apartment units available for sale. For the three months ended September 30, 2008, following the effect date of the PRC Property Right Law in October 2007 which impacted the method by which Jin Ma Real Estate could obtain land use rights to build additional residential projects coupled with a softening in the residential real estate market, Jin Ma Real Estate put more of its focus on completing the two school projects. Accordingly, it has sold all remaining units available for sale in the first quarter of year 2009 period which impacted its revenues. In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School. Pursuant to the terms of the agreement, Jin Ma Real Estate will construct the buildings and, upon completion, lease the buildings to the Inner Mongolia Electrical Vocational Technical School for a period of 26 years at an amount of 4,800,000 RMB or approximately $685,000 per annum. Since Jin Ma Real Estate does not have any construction licenses, Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate. Through September 30, 2008, the Jin Ma Companies have invested approximately $6.3 million in this project. We expect t complete this project in November 2008. Additionally, Jin Ma Real Estate and Jin Ma Construction have utilized current working capital in the construction of student apartments for the Inner Mongolia Chemistry College situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate for this project as well. Once completed, Jin Ma Real Estate will lease the buildings to the college for a period of 20 years. The cost of construction is estimated to be RMB 50 million ($7.4 million), and Jin Ma Real Estate expects the annual investment returns to be RMB 7 million ($1 million) for 20 years. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and expects to complete the project in August 2009. Through September 30, 2008, the Jin Ma Companies have invested approximately $1.4 million in this project. Both of these projects, when completed, will result in lease revenues to Jin Ma Real Estate beginning in fiscal 2009.

Cost of Sales. Overall, cost of sales increased from approximately 80.0% of net revenues for the three months ended September 30, 2007, to approximately 84.8% of net revenues for the three months ended September 30, 2008. Cost of sales as a percentage of net revenues from our construction operation for the three months ended September 30, 2008 increased to approximately 85.9% from approximately 84.9% for three months ended September 30, 2007. The slight increase in cost of sales from our construction operation was partly attributable to increases in costs for building supplies and labor costs incurred on our projects. While material and labor costs worldwide are on the rise, we anticipate minimal direct impact on our business because of our ability to factor in rising material costs into our budgets when selecting subcontractors. Additionally, we will enforce internal management and increase productivity to offset rising labor costs. Cost of sales as a percentage of net revenues for our hotel operation for the three months ended September 30, 2008 decreased to approximately 53.8% from approximately 56.3% for the three months ended September 30, 2007. The slight decrease in cost of sales from our hotel operation for the three months ended September 30, 2008 period was primarily attributable to a slight decrease in food and beverage costs. Cost of sales for our real estate development operation as a percentage of net revenues for the three months ended September 30, 2008 increased to approximately 61.5% from approximately 60.7% for the three months ended September 30, 2007 due to a decrease in the sale price per unit to reflect the sell-off of all remaining units available for sale.

Gross Profit. Gross profit increased approximately 131.1% from $1,933,363 (approximately 20% of overall net revenues) for the three months ended September 30, 2007 to $4,467,921 (approximately 15.2% of overall net revenues) for the three months ended September 2008.

Operating Expenses. For three months ended September 30, 2008, overall operating expenses decreased approximately 42.8% from the three months ended September 30, 2007. This decrease was mainly due to the recording of a gain from bad debt recovery related to the collection of previously written off accounts receivable offset by increases in salaries and employee benefits, depreciation expense, and general and administrative expenses, as discussed below.

Hotel Operating Expenses. Hotel operating expense, represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Hotel operating expenses decreased approximately 55.6% for the three months ended September 30, 2008 from the three months ended September 30, 2007. Hotel operating expenses were approximately 1.9% of hotel revenues for the three months ended September 30, 2008 as compared to approximately 4.1% for the three months ended September 30, 2007. The decrease for the three months ended September 30, 2008 period is primarily attributable to a reduction in operating costs from period to period.

Bad Debt Expense. For three months ended September 30, 2008, bad debt recovery income amounted to $182,616 as compared to bad debt expense of $300,894 for the three months ended September 30, 2007, a decrease of approximately 160.7%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We periodically review our credit policies and are aggressively pursuing overdue accounts. Accordingly, the Jin Ma Companies bad debt allowance decreased during the three months ended September 2008 compared to the three months ended September 30, 2007 since we collected balances previously written off.

Salaries and Employee Benefits.  For the three months ended September 30, 2008, salaries and employee benefits amounted to $151,541 as compared to $134,201 for the three months ended September 30, 2007, an increase of approximately 12.9%. The increase for the three months ended September 30, 2008 period is primarily attributable to an increase of approximately 22 employees at the Jin Ma Companies. The Jin Ma Companies increased its construction staff to meet increased demands.

Depreciation and Amortization.  For the three months ended September 30, 2008, depreciation and amortization increased approximately 129.9% for the three months ended September 2008 as compared to the 2008 period. This increase was primarily due to the depreciation of construction equipment of approximately $5,800,000, which primarily included cranes and other heavy equipment, together with approximately $200,000 of additional vehicles purchased during fiscal 2008.

General and Administrative Expenses.  General and administrative expenses consist of office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. General and administrative expenses increased by $41,857 or approximately 25.3% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase was attributable to an increase in professional fees of $31,500 related to our new investor relations program together with an increase of approximately $10,350 in other general and administrative expenses.

Total Other Expenses. Total other expenses increased approximately 926.1% for three months ended September 30, 2008 from the three months ended September 30, 2007. The increase is primarily attributable to an increase in interest expense of approximately $599,678 related to amortization of debt discount and deferred debt costs of $447,683, the payment interest on our 10% Secured Convertible Debentures, and an increase in loans payable which occurred in the fourth quarter of fiscal 2008.

Provision for Income Taxes. Total provision for income taxes increased approximately 150.9% for the three months ended September 30, 2008 (29.6% of income before income taxes) from the three months ended September 30, 2007 (35.2% of income before income taxes). The increase is attributable to an increase in income before income taxes. The decrease in income taxes as a percentage of income before income taxes was attributable to the decrease in the statutory PRC income rate from 33% to 25% on January 1, 2008.

Net Income. Net income increased approximately 224.4% from the three months ended September 30, 2007 to the three months ended September 30, 2008. The increase for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was due primarily to an increase in revenue and related gross profits and the decrease in operating expenses offset by an increase in interest expense and income taxes. This translates to basic earnings per common share of $0.05 and $0.01, and diluted earnings per common share of $0.04 and $0.01, for the three months ended September 30, 2008 and 2007, respectively.

Comprehensive Income. For the three months ended September 30, 2008 we reported unrealized gain on foreign currency translation of $54,594 as compared to $159,074 for the three months ended September 30, 2007 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $2,438,368 for the three months ended September 30, 2008 as compared to $893,944 for the three months ended September 30, 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At September 30, 2008, we had a cash balance of $1,417,461. Total cash of $1,411,914 is located in financial institutions in China under the control of the Jin Ma Companies, with the balance maintained in U.S. accounts which is under our control.

Our working capital position increased $4,015,939 to $17,464,861 at September 30, 2008 from $13,448,922 at June 30, 2008. This increase in working capital in the three months ended September 30, 2008 period is primarily attributable to an increase in construction in progress of $3,215,133 and an increase in accounts receivable, net of $2,940,144 offsets by an increase in accounts payable of $1,058,557 and an increase in convertible debt, net of $409,313.

Our current assets increased $5,384,289 at September 30, 2008 from June 30, 2008. This increase includes:

•	At September 30, 2008, cash balance was $1,417,461 as compared to $1,637,986 at June 30, 2008, a decrease of $220,525.
•

At September 30, 2008 accounts receivable, net of allowance for doubtful accounts, was $10,468,752 as compared to $7,528,608 at June 30, 2008, an increase of $2,940,144 and was attributable to our construction segment. We anticipate that the balance of these accounts receivable will be paid in accordance with each of their terms.

•

Real estate held for sale at September 30, 2008 was $0 as compared to $125,070 at June 30, 2008, a decrease of $125,070. We have sold our remaining inventory of real estate and have no additional units in our inventory. Accordingly, our cash flows from the sale of real estate inventory will decrease.

•

During the three months ended September 30, 2008, we capitalized construction cost in connection to the development of building for the Inner Mongolia Electrical Vocational Technical School of $3.2 million.

•	During the three months ended September 30, 2008, we collected $918,116 of amounts due from related parties.

Our current liabilities increased $1,368,350 at September 30, 2008 from June 30, 2008. This increase includes:

•

During the three months ended September 30, 2008, our CEO who is also the CEO of the Jin Ma Companies advanced the Jin Ma Companies approximately $584,000 for working capital purposes. These advances are payable on demand and non-interest bearing.

•	Convertible debt increased by approximately $409,000 due to the amortization of debt discount.
•	Our accounts payable balance increased by approximately $1,058,000 due to an increase in amounts due subcontractors which related to our current construction projects.
•	Taxes payable decreased by approximately $732,000 and related to the timing of tax payments.

Our balance sheet at September 30, 2008 also reflects notes payable to third parties of approximately $4,647,051 due through September 2012 which was a working capital loan made to us by these third parties. These loans bear annual interest rates ranging from 13.24% to 18% and are due between August 2009 and September 2012. Of this amount, approximately $2,900,000 is secured by the assets of the Jin Ma Hotel and the remaining balances are unsecured. Additionally, we have a convertible debt of $2,183,000 due in March 2009. This debt bears an annual interest rate of 10% and is secured by assets of the Jin Ma Companies.

Our balance sheet at September 30, 2008 reflects a due from related parties of $781,920 which represents advances to a related party for working capital. These advances could also be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002 which prohibits a public company from extending or maintaining credit or arranging for the extension of credit in the form of a "personal loan" to an officer or director. If it is determined that these working capital advances violated Section 402 of the Sarbanes Oxley Act of 2002, we could become subject to SEC investigations and/or litigation, which may not be resolved favorably and will require significant management time and attention, and we could incur costs, which could negatively affect our business, results of operations and cash flows. Pursuant to the repayment agreement, the related party companies will repay these advances through monthly payments as follows: 1) 6,715,500 RMB by September 30, 2008 (approximately $980,000). Approximately $918,000 was received by the Jin Ma Group on September 28, 2008 and $62,000 was received in October 2008; 2) 2,000,000 RMB (approximately $291,000) by October 31, 2008. These funds were received in full in October 2008; 3) 1,500,000 RMB (approximately $218,000) by November 30, 2008 and 4) the remaining balance by December 31, 2008.

Operating Activities

Net cash flow used in operating activities was $2,501,426 for the three months ended September 30, 2008 as compared to net cash provided $1,508,074 for the three months ended September 30, 2007, a decrease of $4,009,500. The decrease in net cash flow provided by operating activities in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily due to an increase net income of $1,648,904 and an increase in the add-back of non-cash items of $94,243 offset by a cash decrease due to an increase in net operating assets of $5,752,647 primarily attributable to an increase in accounts receivable and an increase in construction in progress.

Investing Activities

Net cash flow provided by investing activities was $1,693,151 for the three months ended September 30, 2008 as compared to cash used in investing activities of $1,581,241 for the three months ended September 30, 2007. For the three months ended September 30, 2008, cash used in investing activities consisted of cash used for the purchase of property and equipment of $17,384 offset by the receipt of proceeds from amounts due from a related party of $922,550, and the repayments of a deposit on land use rights of $787,985. For the three months ended September 30, 2007, cash used in investing activities consisted of cash used for the purchase of property and equipment of $1,517,860, payments of deposits for prepaid land use rights of $66,058 offset by the repayments in amounts due from related parties of $2,677.

Financing Activities

Net cash flow provided by financing activities was $583,693 for the three months ended September 30, 2008 which was attributable to proceeds received of $583,693 from working capital advances from our chief executive officer. For the three months ended September 30, 2007, we received proceeds from the sale of common stock of $624,459.

Other than our existing cash we presently have no other alternative source of working capital. We have no operations other than the Contractual Arrangements with the Jin Ma Companies and, accordingly, we are dependent upon the quarterly service fees due us to provide cash to pay our operating expenses. Such payments have not been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At September 30, 2008 the Jin Ma Companies owned us approximately $9,270,000 for such fees and we do not know when such funds will be paid to us. Our CEO is also the CEO and principal shareholder of the Jin Ma Companies. Accordingly, we are solely reliant upon his judgment to ensure that these funds advanced to the Jin Ma Companies are repaid to us. The Jin Ma Companies have represented to us that they intend to either pay all or a portion of the fees due us and/or repay all or a portion of the amounts advanced to them to ensure that we have sufficient capital to make the interest and principal payments on the 10% secured convertible debentures. The interest payments are due quarterly and the principal in the aggregate amount of $2,183,000 is due in March 2009. Should it fail to pay these amounts, we would not have sufficient capital to meet our obligations. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. If the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods. If these funds should not be repaid, or if the Jin Ma Companies should continue to withhold payment of the quarterly service fee due us under the Contractual Arrangement, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, nor we will have sufficient funds to pay the 10% secured convertible debentures when due or to make the quarterly interest payment on those debentures.

The Jin Ma Companies have historically funded their capital expenditures and ongoing development projects from their working capital. The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future development, the Jin Ma Companies intend to raise funds to develop their projects by obtaining mortgage financing from local banking institutions with which it has done business in the past. The Jin Ma Companies believe that its relationships with these banks are in good standing and that its real estate will secure the loans needed. However, banks cut back on lending to developers and home buyers alike as the People's Bank of China lifted the ratio of deposits that must be set must aside as reserves. Additional measures saw tightened mortgage lending to second-home buyers and new rules that block developers from using bank loans to finance land purchases. The government also tightened controls over the banking system to make it more difficult for developers to use funds from presales of projects to aid expansion. The clampdown also affected remittances on offshore financing, making it more difficult for firms to access cash from foreign private-equity firms and hedge funds. Despite this, the Jin Ma Companies believes that their good banking relations, strong government contacts, and strong reputation will be able to obtain bank funding, if necessary. Accordingly, the Jin Ma Companies that adequate cash flow will be available to fund its historic operations.

The Jin Ma Companies, however, will need to raise significant additional capital to fund the wind farm project and to date it has not been successful in its efforts. However, the ability of the Jin Ma Companies to raise any significant capital to fund the wind farm project or to expand their operations beyond the current level is very limited. We believe that it is in our best long term interests to assist the Jin Ma Companies in their growth plans. We advanced the Jin Ma Companies approximately $6,330,000 on an unsecured basis which it has used for working capital. Even with these amounts the Jin Ma Companies may need additional capital. Accordingly, it is likely that we will seek to raise working capital to fund the further expansion of various construction and real estate projects by the Jin Ma Companies as well as to provide working capital necessary for their current projects, ongoing operations and financial obligations. It is likely that we will face difficulties in raising additional capital given the current status of the capital markets and the terms of the 10% secured convertible debentures which restrict our ability to raise capital while those debentures remain outstanding. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. Even if we are successful in raising additional capital, it is likely that the terms of such capital will be dilutive to our existing shareholders. If we are not able to assist the Jin Ma Companies in their capital needs, it is unlikely that our revenues will grow beyond current levels.

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

The following tables summarize our contractual obligations as of September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Other Indebtedness *	$4,647,051	$145,877	$4,501,174	--	--
Convertible debt	2,183,000	2,183,000	--	--	--
Accrued liquidated penalties	120,000	120,000	--	--	--
Interest payments on convertible debt	108,300	108,300	--	--	--
Total Contractual Obligations:	$7,058,351	$2,557,177	$4,501,174	--	-

*	Other indebtedness includes long-time loans borrowed from individuals and credit unions.

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

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable to a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Horse International, Inc.

Date: November 10, 2008	By: /s/ Liankuan Yang

Liankuan Yang

Chief Executive Officer, Principal Executive Officer

Date: November 10, 2008	By: /s/ Adam Wasserman

Adam Wasserman

Chief Financial Officer, Principal Financial and Accounting officer