Form 10-Q
period 2008-12-31
GOLD HORSE INTERNATIONAL, INC.
filed 2009-02-17
CIK 1111284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended December 31, 2008

or

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes. ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,668,603 shares at February 1, 2009.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

OTHER PERTINENT INFORMATION

          Unless specifically set forth to the contrary, when used in this prospectus the terms:

•	“Gold Horse International,” the “Company, “we,” “us,” “ours,” and similar terms refers to Gold Horse International, Inc., a Florida corporation,

•	“Gold Horse Nevada” refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,

•	“Global Rise” refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,

•	“IMTD” refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,

•	“Jin Ma Real Estate” refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,

•	“Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,

•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,

•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, and

•	“PRC” or “China” refers to the People’s Republic of China.

          The information which appears on our web site at www.goldhorseinternational.com is not part of this report.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	June 30,

	2008	2008

	(Unaudited)
ASSETS

Cash and cash equivalents	$243,983	$1,637,986
Accounts receivable, net	11,554,905	7,528,608
Note receivable, net - current portion	158,618	—
Inventories, net	41,579	56,847
Advances to suppliers, net	98,038	95,754
Other receivable, net	28,761	35,478
Due from related parties	43,074	1,700,036
Deferred debt costs	38,370	115,110
Real estate held for sale	—	125,070
Cost and estimated earnings in excess of billings	5,103	221,537
Construction in progress	5,084,686	4,537,240
Deposit on prepaid land use rights	1,889,419	2,524,877
Prepaid land use rights - current portion	3,570	3,561
Refundable performance deposit	—	145,522

Total Current Assets	19,190,106	18,727,626

Property and equipment, net	10,082,495	10,476,397
Note receivable - non-current portion, net	8,641,523	—
Deposit on prepaid land use rights	802,428	2,182,835
Prepaid land use rights - non-current portion	163,951	165,312

Total Assets	$38,880,503	$31,552,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Convertible debt, net	$1,773,687	$955,062
Loans payable, current portion	259,695	145,522
Accounts payable	5,436,970	1,278,779
Accrued expenses	596,891	468,235
Taxes payable	839,027	2,215,381
Advances from customers	194,888	192,356
Billings in excess of costs and estimated earnings	51,228	23,369

Total Current Liabilities	9,152,386	5,278,704

Loans payable, net of current portion	4,387,967	4,490,235

Total Liabilities	13,540,353	9,768,939

Commitments (Note 16)	—	—

Stockholders’ equity:
Preferred stock ($.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized; 52,668,603 and 52,544,603 shares issued and outstanding at December 31, 2008 and June 30, 2008)	5,266	5,254
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	4,689,166	4,571,178
Statutory reserve	1,665,779	1,216,292
Retained earnings	10,451,852	7,526,144
Other comprehensive income	2,432,773	2,369,049

Total Stockholders’ Equity	25,340,150	21,783,231

Total Liabilities and Stockholders’ Equity	$38,880,503	$31,552,170

See accompanying notes to condensed consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,

	2008	2007	2008	2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$11,894,829	$6,177,624	$40,273,271	$14,061,393
Hotel	858,378	717,526	1,687,464	1,573,712
Real estate	149,490	324,714	382,190	1,255,528

Total Revenues	12,902,697	7,219,864	42,342,925	16,890,633

COST Of REVENUES
Construction	10,207,643	5,177,403	34,590,647	11,867,776
Hotel	475,448	379,225	921,535	861,604
Real estate	157,087	177,375	300,303	742,029

Total Cost of Revenues	10,840,178	5,734,003	35,812,485	13,471,409

GROSS PROFIT	2,062,519	1,485,861	6,530,440	3,419,224

OPERATING EXPENSES:
Hotel operating expenses	16,659	21,138	32,290	56,314
Bad debt expense (recovery)	(11,285)	6,797	(193,901)	307,691
Salaries and employee benefits	150,307	184,297	301,848	318,498
Depreciation and amortization	209,654	126,690	438,257	226,116
General and administrative	87,151	118,256	294,479	283,727

Total Operating Expenses	452,486	457,178	872,973	1,192,346

INCOME FROM OPERATIONS	1,610,033	1,028,683	5,657,467	2,226,878

OTHER INCOME (EXPENSES):
Other income(expense)	2,086	(1,672)	2,378	(1,672)
Interest income	551,373	2,027	552,318	2,114
Interest expense	(671,835)	(227,692)	(1,336,226)	(292,405)

Total Other Expenses	(118,376)	(227,337)	(781,530)	(291,963)

INCOME BEFORE PROVISION FOR INCOME TAX	1,491,657	801,346	4,875,937	1,934,915

PROVISION FOR INCOME TAXES	500,236	332,158	1,500,742	730,857

NET INCOME	$991,421	$469,188	$3,375,195	$1,204,058

COMPREHENSIVE INCOME:
NET INCOME	$991,421	$469,188	$3,375,195	$1,204,058

Unrealized foreign currency translation gain	9,130	398,951	63,724	558,025

COMPREHENSIVE INCOME	$1,000,551	$868,139	$3,438,919	$1,762,083

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.01	$0.06	$0.02

Diluted	$0.02	$0.01	$0.06	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52,625,473	51,161,837	52,585,038	50,580,920

Diluted	58,971,403	59,434,147	58,930,968	55,902,121

See accompanying notes to condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Month Ended December 31,

	2008	2007

	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,375,195	$1,204,058
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	438,257	226,116
Rent expense associated with prepaid land use rights	1,786	—
Bad debt expense (recovery)	(193,901)	307,691
Interest expense from amortization of debt discount	818,625	136,437
Amortization of debt issuance costs	76,740	12,790
Recognition of unearned gain	(51,735)	—
Changes in assets and liabilities:
Accounts receivable	(3,847,036)	754,410
Note receivable	200,378	—
Inventories	15,417	(30,785)
Other receivables	40,119	154,832
Advance to suppliers	(2,038)	(86,010)
Costs and estimated earnings in excess of billings	217,038	14,289
Real estate held for sale	125,412	647,237
Construction in progress	(9,486,120)	(978,031)
Refundable performance deposit	145,920	—
Accounts payable and accrued expenses	4,283,475	(642,811)
Taxes payable	(1,382,271)	(280,423)
Advances from customers	2,038	(459,089)
Billings in excess of costs and estimated earnings	27,804	(124,843)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,194,897)	855,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of amounts due from related party	1,661,601	36,128
Proceeds from sale of property and equipment	—	1,451
Proceeds from return of deposit on prepaid land use rights	2,028,288	—
Payment of deposits for prepaid land use rights	—	(732,722)
Purchase of property and equipment	(17,384)	(1,854,866)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,672,505	(2,550,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	—	2,183,000
Payment of placement fees	—	(204,640)
Repayment of loans payable	—	(133,222)
Proceeds from sale of common stock	118,000	2,219,252

NET CASH PROVIDED BY FINANCING ACTIVITIES	118,000	4,064,390

EFFECT OF EXCHANGE RATE ON CASH	10,389	68,065

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,394,003)	2,438,314

CASH & CASH EQUIVALENTS - beginning of period	1,637,986	251,044

CASH & CASH EQUIVALENTS - end of the period	$243,983	$2,689,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$193,043	$801,336

Income taxes	$2,308,429	$946,591

See accompanying notes to condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

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
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

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
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

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
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

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

          Equity Pledge Agreements. Under the Equity Pledge Agreements, the shareholders of the Jin Ma Companies pledged all of their equity interests in the Jin Ma Companies to Global Rise to guarantee the Jin Ma Companies’ performance of their obligations under the exclusive consulting services agreements. If the Jin Ma Companies or its shareholders breach their respective contractual obligations, Global Rise, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of the Jin Ma Companies also agreed that upon occurrence of any event of default, Global Rise shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the shareholders of the Jin Ma Companies to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Global Rise may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of the Jin Ma Companies agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The equity pledge agreement will expire two (2) years after the Jin Ma Companies’ obligations under the exclusive consulting services agreements have been fulfilled.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the six months ended December 31, 2008 and 2007 include the allowance for doubtful accounts, the useful life of property and equipment, costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the United States. Balances in the United States are insured up to $250,000 at each bank. Balances in banks in the PRC are uninsured.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At December 31, 2008 and June 30, 2008, the Company’s bank deposits by geographic area were as follows:

	December 31, 2008		June 30, 2008

Country:
United States	$699	0. 3%	$19,826	1.3%
China	243,284	99.7%	1,618,160	98.7%

Total cash and cash equivalents	$243,983	100.0%	$1,637,986	100.0%

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2008 and June 30, 2008, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $866,857 and $1,025,431, respectively, on its total accounts receivable. Additionally, at December 31, 2008 and June 30, 2008, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $852,841 and $883,875, respectively.

Inventories

Inventories, consisting of construction materials and consumable goods related to the Company’s hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Advances to suppliers

The Company advances to certain vendors for purchase of construction materials and services. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $98,038and $95,754at December 31, 2008 and June 30, 2008, respectively.

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

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At December 31, 2008 and June 30, 2008, real estate held for sale amounted to $0 and $125,070, respectively.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including prepaid land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of December 31, 2008 and June 30, 2008, construction in process amounted to $5,084,686 and $4,537,240, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended December 31, 2008and 2007.

Advances from customers

Advances from customers at December 31, 2008 and June 30, 2008 of $194,888 and $192,356, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the advances as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2008 and June 30, 2008, there were no significant book and tax basis differences.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three Months ended December 31,		Six Months ended December 31,

	2008	2007	2008	2007

Net income for basic and diluted earnings per share	$991,421	$469,188	$3,375,195	$1,204,058

Weighted average shares outstanding – basic	52,625,473	51,161,837	52,585,038	50,580,920
Effect of dilutive securities:
Unexercised warrants	—	4,042,577	—	2,544,713
Convertible debentures	6,345,930	4,229,733	6,345,930	2,776,488

Weighted average shares outstanding– diluted	58,971,403	59,434,147	58,930,968	55,902,121

Earnings per share – basic	$0.02	$0.01	$0.06	$0.02

Earnings per share – diluted	$0.02	$0.01	$0.06	$0.02

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

Real estate sales which primarily involve the sale of multi-family units and community environments are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate”. Generally, profits from the sale of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sale-type capital lease, leased the buildings to the Inner Mongolia Electrical Vocational Technical School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. In November 2008, Jin Ma Real Estate completed the construction and in December 2008, Jin Ma Real Estate received the first payment of 4,800,000 RMB. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income as payments are received using the installment method. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenue and cost of sales is recognized based on this apportionment, and the Company recognized imputed interest income on the accompanying statement of income as summarized below.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had a sales value of $61,691,138 RMB (approximately $9,000,000). The deferred gain on the sale of the property was approximately $51,730 of which $859 was recognized pursuant to the installment method and is reflected in the accompanying statements of income follows:

	For the six months ended December 31, 2008	For the six months ended December 31, 2007

Revenues	$149,495	$—
Cost of sales	148,636	—

Gross profit recognized	$859	$—

As December 31, 2008, the remaining deferred gain of $50,875 is reflected as a reduction to the note receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method. Principal and the related imputed interest are receivable annually at approximately $700,000 per year. The Company allocated the first payment received in December 2008 as follows:

Amount applied to principal balance of note receivable	$149,495
Interest income recognized on statement of income	550,920

Total payment received	$700,415

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

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of December 31, 2008 and 2007.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended December 31, 2008 and 2007 amounted to $10,389 and $68,065, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at December 31, 2008 and June 30, 2008 were translated at 6.8542 RMB to $1.00 USD and at 6.8718 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six months ended December 31, 2008 and 2007 were 6.85307 RMB and 7.56906 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Advertising

Advertising is expensed as incurred. Advertising expenses for the six months ended December 31, 2008 and 2007 were not material.

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended December 31, 2008 and 2007 included net income and foreign currency translation adjustments.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six months ended December 31, 2008 and 2007, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment.

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
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

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
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

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

NOTE 2 – NOTE RECEIVABLE

Note receivable, which was attributable to the leasing of the Vocational School pursuant to a sale-type capital lease (see Note 1), is accounted for using the installment method of accounting as well as original note value. In accordance with FAS 66, “Accounting for Sales of Real Estate”, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value (See Note 1). Management believes that the note receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required.

At December 31, 2008 and June 30, 2008, note receivable consisted of the following:

	December 31, 2008	June 30, 2008

Note receivable – gross	$17,507,513	$—
Less: discount on note receivable	(8,656,497)	—
Less: deferred gain on sale	(50,875)	—

	8,800,141
Note receivable – current portion	(158,618)	—

Note receivable – long-term	$8,641,523	$—

NOTE 3 - INVENTORIES

At December 31, 2008 and June 30, 2008, inventories consisted of the following:

	December 31, 2008	June 30, 2008

Construction materials	$—	$371
Consumable goods	41,579	56,476

	$41,579	$56,847

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 4 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at December 31, 2008 and June 30, 2008 consisted of:

	December 31,	June 30,
	2008	2008

Costs incurred on uncompleted contracts	$3,893,378	$36,203,033
Estimated earnings	898,114	6,415,226

	4,791,492	42,618,259
Less billings to date	(4,837,617)	(42,420,091)

	$(46,125)	$198,168

Amounts are included in the accompanying balance sheets under the following captions:

	December 31,	June 30,
	2008	2008

Costs and estimated earnings in excess of billings	$5,103	$221,537
Billings in excess of costs and estimated earnings	(51,228)	(23,369)

	$(46,125)	$198,168

NOTE 5 – DEPOSITS ON PREPAID LAND USE RIGHTS

For the development of a new commercial real estate projects, the Company must first obtain granted land use rights. Land use rights can be granted through bidding, auction and listing. The Company then will enter into a land use right grant contract with the relevant government authority. At December 31, 2008 and June 30, 2008, the Company made deposits with various governmental agencies to acquire a long-term interest’s to utilize certain land to construct real property for sale or development. In order to obtain the provincial government’s permission to build on top of the land, the Company will need to make additional payments to the respective governmental agency. Since the Company has not received the final land use rights contract or the license to build on these lands, the Company has reflected these deposits as “deposits on prepaid land use rights” on the accompanying balance sheets. Upon obtaining the land use contracts, the deposit on land use rights is to be transferred to construction in process. At December 31, 2008 and June 30, 2008, deposits on prepaid land use rights were as follows:

	December 31, 2008	June 30, 2008

Nan Yuan Estates (residence buildings) (b)	$1,889,419	$2,524,877
Inner Mongolia Electrical Vocational Technical School (old location) (a)	—	1,382,462
Procuratorate (Yu Quan) Housing Estates	802,428	800,373

	2,691,847	4,707,712
Less: current portion	(1,889,419)	(2,524,877)

Long-term deposits of prepaid land use rights	$802,428	$2,182,835

(a)

As approved by the Hohhot municipal government, the Inner Mongolia Vocational School is being relocated. This amount represents a deposit on the right to acquire the land use right at this location. During the six months ended December 31, 2008, this deposit on prepaid land use rights was refunded to the Company.

(b)

On September 12, 2008, the Company signed a repayment agreement with Nanyingzi Village Committee pursuant to which the Nanyingzi Village Committee agreed to return the deposit on prepaid land use rights to Jin Ma Real Estate pursuant to a repayment plan. The repayment plan requires the Nanyingzi Village Committee to pay 2,000,000 RMB each month (approximately $291,000) from October 1, 2008 to April 30, 2009. This deposit on land use rights is being returned to the Company since the Company was unable to receive the prepaid land use rights certificate and will not continue with this project. The Company has received all required monthly payments under this repayment agreement,

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 6 – PROPERTY AND EQUIPMENT

At December 31, 2008 and June 30, 2008, property and equipment consist of the following:

		December 31,	June 30,
	Useful Life	2008	2008

Office equipment	5 Years	$149,581	$148,319
Machinery equipment	5-15 Years	8,104,465	8,067,942
Vehicles	10-15 Years	472,675	466,038
Building and building improvements	20 – 50 Years	4,595,313	4,589,275

		13,323,034	13,271,574

Less: accumulated depreciation		(3,240,539)	(2,795,177)

		$10,082,495	$10,476,397

Depreciation of property and equipment is provided using the straight-line method. For the six months ended December 31, 2008 and 2007, depreciation expense amounted to $438,257 and $226,116, respectively.

NOTE 7 – PREPAID LAND USE RIGHTS

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. The Company has recorded the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are valued at a fixed amount RMB 1,223,679, fluctuated by the exchange rate. At December 31, 2008 and June 30, 2008, the prepaid land use rights are valued at $178,530 and $178,073, respectively. Under the terms of the agreement, the Company has rights to use certain land for a period to be specified when the land is put into use.

At December 31, 2008 and June 30, 2008, prepaid land use rights consist of the following:

		December 31,	June 30,
	Useful Life	2008	2008

Prepaid Land Use Rights	50 years	$178,530	$178,073
Less: Accumulated Amount Expensed		(11,009)	(9,200)

		167,521	168,873
Less: current portion		(3,570)	(3,561)

Prepaid land use rights – non-current		$163,951	$165,312

Rent expense attributable to future periods is as follows:

Period ending December 31:
2009	$3,570
2010	3,570
2011	3,570
2012	3,570
Thereafter	153,241

$167,521

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 8 – ACCRUED EXPENSES

At December 31, 2008 and June 30, 2008, accrued expenses consist of the following:

	December 31,	June 30,
	2008	2008

Accrued interest payable	$310,730	$177,854
Accrued payroll and employees benefit	134,274	147,816
Accrued registration rights penalty	117,882	117,983
Other	34,005	24,582

	$596,891	$468,235

NOTE 9 – LOANS PAYABLE

Loans payable consisted of the following at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008

Loans from various credit unions, payable in four installments beginning in November 2009 and due on June 5, 2010 with variable annual interest adjustable every 12 months, at The People’s Bank of China base loan rate + 175% (13.24% at December 31, 2008) and secured by the assets of Jin Ma Hotel.	$2,917,919	$2,910,446

Loans from various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured.	1,032,360	1,029,716

Loans from various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured.	113,799	113,507

Loans from various unrelated parties, due in August 2009 with annual interest of 14.4% and unsecured.	145,896	145,522

Loans from various unrelated parties, due in January 2010 with annual interest of 18% and unsecured.	58,358	58,209

Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured	36,474	36,380

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	189,665	189,179

Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	36,474	36,380

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	116,717	116,418

Total loans payable	4,647,662	4,635,757
Less: current portion	(259,695)	(145,522)

Long term liability	$4,387,967	$4,490,235

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 9 – LOANS PAYABLE (continued)

For the six months ended December 31, 2008 and 2007, interest expense related to these loans amounted to $325,494 and $128,910, respectively. Future maturities of long-term debt are as follows:

Year ended December 31:

2009 (current liability)	$259,695
2010	$4,045,111
2011	$36,474
2012	$306,382

NOTE 10 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At December 31, 2008 and June 30, 2008, due from related parties was due from the following:

		December 31,	June 30,
Name	Relationship	2008	2008

Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$43,074	$1,700,036
Yang Liankuan	Officer and director	—	—

		$43,074	$1,700,036

In July 2008, the Jin Ma Companies signed a repayment agreement with the Jin Ma Group. Pursuant to the repayment agreement, during the six months ended December 31, 2008, the Jin Ma Group repaid substantially of the balance due. The remaining balance of $43,074 shall be repaid during the third quarter of fiscal 2009.

NOTE 11 – CONVERTIBLE DEBT

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 11 – CONVERTIBLE DEBT (continued)

Within five days following the effectiveness of the registration statement described below, a second closing was suppose to occur and the Company was to issue the remaining $1,092,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 3,174,422 shares of the Company’s common stock. The registration statement was declared effective on August 11, 2008 and, as of the date of this report, the Company does not expect to receive the funds from the second closing.

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
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 11 – CONVERTIBLE DEBT (continued)

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
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 11 – CONVERTIBLE DEBT (continued)

The registration statement was declared effective on August 11, 2008. Pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, in fiscal 2008, the Company has recorded a registration penalty of $117,093.

The Company concluded that since the series A convertible redeemable preferred stock had a fixed redemption price of $0.374, the convertible redeemable preferred stock was not a derivative instrument. Additionally, the Company analyzed provisions under EITF 05-04 and concluded that the series A convertible redeemable preferred stock qualified as equity pursuant to EITF 00-19.

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

The amortization of debt discounts and debt issue costs for the six months ended December 31, 2008 and 2007 was $895,365 and $149,227, respectively, which has been included in interest expense on the accompanying consolidated statement of operations. The balance of the debt discount is $409,313 at December 31, 2008 which will be amortized over the remaining term of the debenture.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $0.344, the secured convertible debt was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and, although the debt is unconventional, the reset provision is deemed within the Company’s control and therefore it qualified as equity under EITF 00-19.

The convertible debenture liability is as follows at December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008

Convertible debentures payable	$2,183,000	$2,183,000
Less: unamortized discount on debentures	(409,313)	(1,227,938)

Convertible debentures, net	$1,773,687	$955,062

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

In November 2008, the Company sold 124,000 shares of common stock to six individuals residing in China for net proceeds of $124,000.

Warrants

Stock warrant activity for the six months ended December 31, 2008 is summarized as follows:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value

Outstanding at June 30, 2008	6,853,604	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at December 31, 2008	6,853,604	$0.50	$—

Since the fair market value of the warrants is less than the exercise price, there is no intrinsic value for the warrants.

The following table summarizes the Company’s stock warrants outstanding at December 31, 2008:

Warrants Outstanding				Warrants Exercisable

Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price

$0.50	6,853,604	3.92 Years	$0.50	6,853,604	$0.50

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

During the six months ended December 31, 2008 and 2007, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company’s reportable segments are strategic business units that offer different products. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 13 –SEGMENT INFORMATION (continued)

Condensed information with respect to these reportable business segments for the three and six months ended December 31, 2008 and 2007 is as follows

	For the three months ended December 31,		For the six months ended December 31,

	2008	2007	2008	2007

Revenues:
Construction	$11,894,829	$6,177,624	$40,273,271	$14,061,393
Real Estate	149,490	324,714	382,190	1,255,528
Hotel	858,378	717,526	1,687,464	1,573,712

	12,902,697	7,219,864	42,342,925	16,890,633

Depreciation:
Construction	123,829	55,163	257,566	90,193
Real Estate	12,957	6,223	25,564	8,655
Hotel	72,868	65,304	155,127	127,268

	209,654	126,690	438,257	226,116

Interest expense:
Construction	163,816	64,197	325,494	128,910
Other	508,019	163,495	1,010,732	163,495

	671,835	227,692	1,336,226	292,405

Net income (loss):
Construction	1,021,621	535,045	3,872,035	1,009,417
Real Estate	344,838	79,350	293,795	277,227
Hotel	171,617	65,289	312,912	197,215
Other (a)	(546,655)	(210,496)	(1,103,547)	(279,801)

	991,421	496,188	3,375,195	1,204,058

Identifiable assets at December 31, 2008 and June 30, 2008:
Construction			$19,152,274	$17,177,790
Real Estate			17,169,419	10,141,177
Hotel			2,519,741	4,098,267
Other (a)			39,069	134,936

			$38,880,503	$31,552,170

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
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 14 - STATUTORY RESERVES (continued)

1.	Making up cumulative prior years’ losses, if any;

2.

Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

3.

Through December 31, 2005, allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

4.

Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the six months ended December 31, 2008 and the six months ended June 30, 2008. The amount included in the statutory reserves as of December 31, 2008 and June 30, 2008 amounted to $1,665,779 and $1,216,292, respectively.

NOTE 15 – MAJOR CUSTOMERS & VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the six months ended December 31, 2008, three construction projects accounted for 84.3% of the Company’s total revenues. For the six months ended December 31, 2007, one construction project accounted for 54.3% of the Company’s total revenues. Major customers are summarized as follows:

Project Name	For the six Months Ended December 31, 2008%		For the six Months Ended December 31, 2007%

Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban)	$—	—	$9,173,095	54.3

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	10,661,001	25.2	—	—

Tian Fu Garden residential project (Phase I and II)	16,722,886	39.5	—	—

Ai Bo Garden residential apartment project	8,282,437	19.6	—	—

At December 31, 2008, the Company had $8,343,649 of accounts receivable due from these customers. At June 30, 2008, the Company had $7,573,850 of accounts receivable due from these customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER, 2008 AND 2007

NOTE 16 – RESTRICTED NET ASSETS

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of December 31, 2008.

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

As of December 31, 2008 and June 30, 2008, substantially all of the Company’s net assets are attributable to the PRC VIE’s. Accordingly, the Company had no net assets as of December 31, 2008 and June 30, 2008 and the amount of restricted total assets was approximately $38,841,434 and $18,646,000, respectively.

NOTE 17 – COMMITMENTS

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of December 31, 2008.

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

          Neither Gold Horse International nor its subsidiaries Gold Horse Nevada, Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. Pursuant to the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities”, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this quarterly report, the assets and liabilities at December 31, 2008 and June 30, 2008 and the results of operations for the three and six months ended December 31, 2008 an 2007 are those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations. When used in this section, and except as may be set forth otherwise, the terms “we,” “us,” “ours,” and similar terms includes Gold Horse International and its subsidiaries Gold Horse Nevada, Global Rise and IMTD as well as the Jin Ma Companies.

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

Accounts and other receivables

          We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2008 and June 30, 2008, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $866,857 and $1,025,431, respectively, on its total accounts receivable. Additionally, at December 31, 2008 and June 30, 2008, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $852,841 and $883,875, respectively.

Inventories

          Inventories, consisting of construction materials and consumable goods related to our operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

          We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At December 31, 2008 and June 30, 2008, real estate held for sale amounted to $0 and $125,070, respectively.

Advances from customers

          Advances from customers at December 31, 2008 of $194,888 consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Construction in process

          Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of December 31, 2008 and June 30, 2008, construction in process amounted to $5,084,686 and $4,537,240, respectively.

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

          Real estate sales which primarily involve the sale of multi-family units and community environments are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate”. Generally, profits from the sale of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”).

          Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sale-type capital lease, leased the buildings to the Inner Mongolia Electrical Vocational Technical School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. In November 2008, the Company completed the construction and in December 2008, Jin Ma Real Estate received the first payment of 4,800,000 RMB. Under U.S. generally accepted accounting principles, for accounting purposes, we treat the transaction as a sales type capital lease and record the amount which will be paid to us over the next 26 years as a note receivable. As payments are made to us under this note receivable we reduce the principal amount of note receivable due us and we will recognize interest income using the effective interest method. We allocated the first payment received in December 2008 as follows:

Amount applied to principal balance of note receivable	$149,495
Interest income recognized on statement of income	550,920

Total payment received	$700,415

          In accordance with FAS 66, “Accounting for Sales of Real Estate”, any gain from sales-type capital lease was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the deferred gain will be recognized into income using the installment method as payments are received. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenue and cost of sales is recognized based on this apportionment and are presented on the income statement. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12%. Principal and the related imputed interest are receivable annually at approximately $700,000 per year. As December 31, 2008, the remaining deferred gain of $50,875 is reflected as a reduction to the note receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

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

          In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our condensed consolidated financial position and results of operations.

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended December 31, 2008 and Six Months Ended December 31, 2007.

	For the Six Months Ended December 31,

	2008	% of Total Revenues		2007	% of Total Revenues

NET REVENUES
Construction	$40,273,271	95.1		$14,061,393	83.3
Hotel	1,687,464	4.0		1,573,712	9.3
Real estate	382,190	0.9		1,255,528	7.4

Total Revenues	42,342,925	100.0		16,890,633	100.0

COST OF SALES
Construction	34,590,647	85.9	*	11,867,776	84.4	*
Hotel	921,535	54.6	*	861,604	54.7	*
Real estate	300,303	78.6	*	742,029	59.1	*

Total Cost of Sales	35,812,485	84.6		13,471,409	79.8

GROSS PROFIT
Construction	5,682,624	14.1	*	2,193,617	15.6	*
Hotel	765,929	45.4	*	712,108	45.3	*
Real estate	81,887	21.4	*	513,499	40.9	*

Total Gross Profit	6,530,440	15.4		3,419,224	20.2

*	Represents percentage of respective segments total revenues

          Net Revenues. For the six months ended December 31, 2008, our overall net revenues increased 150.7% from the six months ended December 31, 2007. The increase in revenues was mainly due to increased activity in our construction operations which are summarized as follows:

Project Name	For the Six Months Ended December 31, 2008	% (*)	For the Six Months Ended December 31, 2007	% (*)

Wu Jing Yin Fang	$—	—	$655,453	4.7
Ta Bu Ban	—	—	9,173,095	65.2
Sai Han District Street renovation	—	—	334,570	2.4
Riverbank Garden Community (Buildings 5 to 8 and Phase II)	10,661,001	26.5	3,898,275	27.7
Tian Fu Garden residential project (Phase I and II)	16,722,885	41.5	—	—
Ai Bo Garden residential apartment project (Phase I and II)	8,282,437	20.6	—	—
Lanyu Garden	922,633	2.3	—	—
Fu Xing Committee Bath Center project	3,684,315	9.1	—	—

Total construction revenues	$40,273,271	100.0	$14,061,393	100.0

*	Represents percentage of construction segment revenues.

          At December 31, 2008, the percentage completed for each respective job is as follows:

% Complete

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	100.0%
Tian Fu Garden residential project (Phase I and II)	100.0%
Ai Bo Garden residential apartment project (Phase I)	100.0%
Ai Bo Garden residential apartment project (Phase II)	1.0%
Lanyu Garden	11.9%
Fu Xing Committee Bath Center project	15.2%

          We were recently awarded the Lanyu Garden Number 3 residential building project, which covers a construction area of 28,000 square meters. We began the Lanyu project in October 2008 and expect to complete it in December 2009. We were also awarded The Fu Xing Committee Bath Center project, with estimated revenues amounting to RMB 165.8 million ($24.2 million) and an estimated gross profit of approximately $4,500,000, contains one building with a construction area of 46,054 square meters. We began the Fu Xing project in November 2008 and expect to complete the project in August 2009.

          Gold Horse also began construction of the second phase of the Ai Bo Garden residential apartment this month after successfully completing the first phase in November 2008. With estimated revenues of RMB 128.4 million ($18.8 million) and estimated gross profit of $3,500,000, this project contains nine buildings with a construction area of 116,700 square meters. Gold Horse expects to complete this project in June 2009.

          We expect that our construction division will continue to generate the majority of revenue in fiscal 2009, due to the number of projects currently under construction and an active pipeline of future projects available for bid.

          Revenues for our hotel operations increased approximately 7.2% for the six months ended December 31, 2008 from the six months ended December 31, 2007 primarily due to a favorable foreign currency exchange rate used to converts RMB to U.S dollars. Excluding the effect of the favorable foreign currency exchange rate, revenues from our hotel operations decreases approximately 2%.

          Revenues for our real estate development operation decreased approximately 69.6% for the six months ended December 31, 2008 to the six months ended December 31, 2007due to a lack of inventory of apartment units available for sale. For the six months ended December 31, 2008, following the effect date of the PRC Property Right Law in October 2007 which impacted the method by which Jin Ma Real Estate could obtain land use rights to build additional residential projects coupled with a softening in the residential real estate market, Jin Ma Real Estate put more of its focus on completing the two school projects. Accordingly, it has sold all remaining units available for sale in the first quarter of year 2009 period which impacted its revenues. Accordingly, we do not presently anticipate that Jin Ma Real Estate will generate any revenues from its historical real estate development operations in future periods.

          In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School. Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sale-type capital lease, leased the buildings to the Inner Mongolia Electrical Vocational Technical School and we will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. Since Jin Ma Real Estate does not have any construction licenses, Jin Ma Construction performed all of the construction services on behalf of Jin Ma Real Estate. We completed this project in November 2008 and received the first annual payment in December 2008. Additionally, Jin Ma Real Estate and Jin Ma Construction is responsible for the cost of construction of student apartments for the Inner Mongolia Chemistry College situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate for this project as well. Once completed, Jin Ma Real Estate will lease the buildings to the college for a period of 20 years pursuant to a sale-type capital lease. The cost of construction is estimated to be RMB 50 million ($7.4 million). Upon completion, Jin Ma Real Estate will receive an annual payment of RMB 7 million (approximately $1 million) for 20 years. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and expects to complete the project in August 2009. Through December 31, 2008, the Jin Ma Companies have invested approximately $1.4 million in this project. Currently, we have no plans to continue this business model for our real estate segment due to its capital intensive requirements and in future periods we will recognize revenues, cost of sales and the related gross profit as payments are received based on the installment method.

          Cost of Sales. Overall, cost of sales increased from approximately 79.8% of net revenues for the six months ended December 31, 2007, to approximately 84.6% of net revenues for the six months ended December 31, 2008. Cost of sales as a percentage of net revenues from our construction operation for the six months ended December 31, 2008 increased to approximately 85.9% from approximately 84.4 % for six months ended December 31, 2007. The slight increase in cost of sales from our construction operation was partly attributable to increases in costs for building supplies and labor costs incurred on our projects. While material and labor costs worldwide are on the rise, we anticipate minimal direct impact on our business because of our ability to factor in rising material costs into our budgets when selecting subcontractors. Cost of sales as a percentage of net revenues for our hotel operation for the six months ended December 31, 2008 decreased to approximately 54.6% from approximately 54.7% for the six months ended December 31, 2007. The decrease in cost of sales from our hotel operation for the six months ended December 31, 2008 period was primarily attributable to a slight decrease in food and beverage costs. Cost of sales for our real estate development operation as a percentage of net revenues for the six months ended December 31, 2008 increased to approximately 78.6% from approximately 59.1% for the six months ended December 31, 2007 due to a decrease in the sale price per unit to reflect the sell-off of all remaining units available for sale as well as the slight gross margin of approximately 1% we recognized on our Vocational School project.

          Gross Profit. Gross profit increased approximately 91% from $3,419,224 (20.2% of overall net revenues) for the six months ended December 31, 2007 to $6,530,440 (15.4% of overall net revenues) for the six months ended December 31, 2008.

          Operating Expenses. For the six months ended December 31, 2008, overall operating expenses decreased approximately 26.7% from the six months ended December 31, 2007. This decrease was mainly due to the recording of a one-time gain from bad debt recovery related to the collection of previously written off accounts receivable and a slight decrease in salaries and employee benefits offset by increases in depreciation expense, and general and administrative expenses, as discussed below.

          Hotel Operating Expenses. Hotel operating expense, represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Hotel operating expenses decreased approximately 42.7% for the six months ended December 31, 2008 from the six months ended December 31, 2007. Hotel operating expenses were approximately 1.9% of hotel revenues for the six months ended December 31, 2008 as compared to approximately 3.6% for the six months ended December 31, 2007. The decrease for the six months ended December 31, 2008 period is primarily attributable to a reduction in operating costs from period to period.

          Bad Debt Expense. For the six months ended December 31, 2008, bad debt recovery income amounted to $193,901 as compared to bad debt expense of $307,691 for the six months ended December 31, 2007, a decrease of approximately 163%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We periodically review our credit policies and are aggressively pursuing overdue accounts. Accordingly, the Jin Ma Companies bad debt allowance decreased during the six months ended December 31, 2008 compared to the six months ended December 31, 2007 since we collected balances previously written off.

          Salaries and Employee Benefits. For the six months ended December 31, 2008, salaries and employee benefits amounted to $301,848 as compared to $318,498 for the six months ended December 31, 2007, a decrease of approximately 5.2% related to a decrease in employees in our real estate segment since we sold out remaining inventory.

          Depreciation and Amortization. For the six months ended December 31, 2008, depreciation and amortization increased approximately 93.8% for the six months ended December 2008 as compared to the same period 2007. This increase was primarily due to the depreciation of construction equipment of approximately $5,800,000, which primarily included cranes and other heavy equipment, together with approximately $200,000 of additional vehicles purchased during fiscal 2008.

          General and Administrative Expenses. General and administrative expenses consist of office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. General and administrative expenses increased by $10,752 or approximately 3.8% for the six months ended December 31, 2008 compared to the six months ended December 31, 2007. The increase was primarily attributable to an increase in professional fees of $29,382 related to our new investor relations program together with a decrease of $18,630 in other general and administrative expenses.

          Total Other Expenses. Total other expenses increased approximately 167.7% for the six months ended December 31, 2008 from the six months ended December 31, 2007. The increase is primarily attributable to an increase in interest expense of approximately $1,043,821 attributable to an increase in amortization of non-cash debt discount and debt issuance costs of $746,138 related to our 10% convertible secured convertible debentures and an increase of interest incurred on additional borrowings offset by an increase in interest income of $550,204 attributable to the recording of imputed interest income on a note receivable from the sale of our Vocational School project of approximately $550,000 and an increase of other income of $4,050.

          Provision for Income Taxes. Total provision for income taxes increased approximately 105.3% for the six months ended December 31, 2008 (30.8% of income before income taxes) from the six months ended December 31, 2007 (37.8% of income before income taxes). The increase is attributable to an increase in income before income taxes. The decrease in income taxes as a percentage of income before income taxes was attributable to the decrease in the statutory PRC income rate from 33% to 25% on January 1, 2008.

          Net Income. Net income increased approximately 180.3% from the six months ended December 31, 2007 to the six months ended December 31, 2008. The increase for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 was due primarily to an increase in revenue and related gross profits and the decrease in operating expenses offset by an increase in interest expense and income taxes. This translates to basic earnings per common share of $0.06 and $0.02, and diluted earnings per common share of $0.06and $0.02, for the six months ended December 31, 2008 and 2007, respectively.

          Comprehensive Income. For the six months ended December 31, 2008 we reported unrealized gain on foreign currency translation of $63,724 as compared to $558,025 for the six months ended December 31, 2007 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $3,438,919 for the six months ended December 31, 2008 as compared to $1,762,083 for the six months ended December 31, 2007.

Comparison of Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

	For the Three Months Ended December 31,

	2008	% of Total Revenues		2007	% of Total Revenues

NET REVENUES
Construction	$11,894,829	92.2		$6,177,624	85.6
Hotel	858,378	6.7		717,526	9.9
Real estate	149,490	1.1		324,714	4.5

Total Revenues	12,902,697	100.0		7,219,864	100.0

COST OF SALES
Construction	10,207,643	85.8	*	5,177,403	83.8	*
Hotel	475,448	55.4	*	379,225	52.9	*
Real estate	157,087	105.1	*	177,375	54.6	*

Total Cost of Sales	10,840,178	84.0		5,734,003	79.4

GROSS PROFIT
Construction	1,687,186	14.2	*	1,000,221	16.2	*
Hotel	382,930	44.6	*	338,301	47.1	*
Real estate	(7,597)	(5.1	)*	147,339	45.4	*

Total Gross Profit	2,062,519	16.0		1,485,861	20.6

*	Represents percentage of respective segment’s revenues.

          Net Revenues. For the three months ended December 31, 2008, our overall net revenues increased 78.7% for the three months ended December 31, 2008 from the three months ended December 31, 2007. The increase in revenues was mainly due to increased activity in our construction operations which are summarized as follows:

Project Name	For the Three Months Ended December 31, 2008	% (*)	For the Three Months Ended December 31, 2007	% (*)

Wu Jing Yin Fang	$—	—	$481,059	7.8
Ta Bu Ban	—	—	2,162,915	35.0
Sai Han District street renovation	—	—	330,607	5.4
Riverbank Garden Community (Buildings 5 to 8 and Phase II)	2,754,383	23.2	3,203,043	51.8
Tian Fu Garden residential project (Phase I and II)	2,438,980	20.5	—	—
Ai Bo Garden residential apartment project (Phase I and II)	2,094,518	17.6	—	—
Lanyu Garden	922,633	7.7	—	—
Fu Xing Committee Bath Center project	3,684,315	31.0	—	—

Total construction revenues	$11,894,829	100.0	$6,177,624	100.0

*	Represents percentage of construction segment revenues.

          Revenues for our hotel operations increased slightly from $717,526 for the three months ended December 31, 2007 to $858,389 for the three months ended December 31, 2008, an increase of $140,852 or 19.6%, primarily due to a favorable foreign currency exchange rate used to converts RMB to U.S dollars.

          Revenues for our real estate development operation decreased from $324,714 for the three months ended December 31, 2007 to $149,490 for the three months ended December 31, 2008, a decrease of $175,224 or 54.0% due to a lack of inventory of apartment units available for sale. Our revenues for the three months ended December 31, 2008 related to the Inner Mongolia Electrical Vocational Technical School Jin Ma Real Estate as discussed above.

          Cost of Sales. Overall, cost of sales increased from approximately 79.4% of net revenues for the three months ended December 31, 2007, to approximately 84.0% of net revenues for the three months ended December 31, 2008. Cost of sales as a percentage of net revenues from our construction operation for the three months ended December 31, 2008 increased to approximately 85.8% from approximately 83.8 % for three months ended December 31, 2007. The slight increase in cost of sales from our construction operation was partly attributable to increases in costs for building supplies and labor costs incurred on our projects. While material and labor costs worldwide are on the rise, we anticipate minimal direct impact on our business because of our ability to factor in rising material costs into our budgets when selecting subcontractors. Additionally, we will enforce internal management and increase productivity to offset rising labor costs. Cost of sales as a percentage of net revenues for our hotel operation for the three months ended December 31, 2008 increased to approximately 55.4% from approximately 52.9% for the three months ended December 31, 2007. The increase in cost of sales from our hotel operation for the three months ended December 31, 2008 period was primarily attributable to a slight increase in food and beverage costs. Cost of sales for our real estate development operation as a percentage of net revenues for the three months ended December 31, 2008 increased to approximately 105.1% from approximately 54.6% for the three months ended December 31, 2007 due to the recording of a slight gross margin we recognized on our Vocational School project which was offset by various sale taxes incurred during the period for approximately $8,500.

          Gross Profit. Gross profit increased approximately 38.8% from $1,485,861 (20.6% of overall net revenues) for the three months ended December 31, 2007 to $2,062,519 (16.0% of overall net revenues) for the three months ended December 31, 2008.

          Operating Expenses. For the three months ended December 31, 2008, overall operating expenses decreased approximately 1.0% from the three months ended December 31, 2007. This decrease was mainly due to the recording of a gain from bad debt recovery related to the collection of previously written off accounts receivable and a decrease in salaries and employee benefits and general and administrative expenses offset by increases in depreciation expense, as discussed below.

          Hotel Operating Expenses. Hotel operating expense, represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Hotel operating expenses decreased approximately 21.2% for the three months ended December 31, 2008 from the three months ended December 31, 2007. Hotel operating expenses were approximately 1.9% of hotel revenues for the three months ended December 31, 2008 as compared to approximately 2.9% for the three months ended December 31, 2007. The decrease for the three months ended December 31, 2008 period is primarily attributable to a reduction in operating costs from period to period.

          Bad Debt Expense. For the three months ended December 31, 2008, bad debt recovery income amounted to $11,285 as compared to bad debt expense of $6,797 for the three months ended December 31, 2007, a decrease of approximately 266%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We periodically review our credit policies and are aggressively pursuing overdue accounts. Accordingly, the Jin Ma Companies bad debt allowance decreased during the three months ended December 31, 2008 compared to the three months ended December 31, 2007 since we collected balances previously written off.

          Salaries and Employee Benefits. For the three months ended December 31, 2008, salaries and employee benefits amounted to $150,307 as compared to $184,297 for the three months ended December 31, 2007, a decrease of approximately 18.4%.

          Depreciation and Amortization. For the three months ended December 31, 2008, depreciation and amortization increased approximately 65.5% for the three months ended December 2008 as compared to the same period 2007. This increase was primarily due to the depreciation of construction equipment of approximately $5,800,000, which primarily included cranes and other heavy equipment, together with approximately $200,000 of additional vehicles purchased during fiscal 2008.

          General and Administrative Expenses. General and administrative expenses consist of office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. General and administrative expenses decreased by $31,105 or approximately 26.3% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The decrease was primarily attributable to a decrease in professional fees of $45,235 related to a decrease in legal fees associated with our private placement in December 2007 offset by an increase of $14,130 in other general and administrative expenses.

          Total Other Expenses. Total other expenses decreased 47.9% for the three months ended December 31, 2008 from the three months ended December 31, 2007. The decrease is primarily attributable to an increase in interest expense of $444,143 attributable to an increase in amortization of non-cash debt discount and debt issuance costs of $447,682 offset by an increase in interest income of $549,346 attributable to the recording of imputed interest income on a note receivable from the sale of our Vocational School project of approximately $550,000 and an increase in other income of $3,758.

          Provision for Income Taxes. Total provision for income taxes increased approximately 50.6% for the three months ended December 31, 2008 (33.5% of income before income taxes) from the three months ended December 31, 2007 (41.5% of income before income taxes). The increase is attributable to an increase in income before income taxes. The decrease in income taxes as a percentage of income before income taxes was attributable to the decrease in the statutory PRC income rate from 33% to 25% on January 1, 2008.

          Net Income. Net income increased approximately 111.3% from the three months ended December 31, 2007 to the three months ended December 31, 2008. The increase for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 was due primarily to an increase in revenue and related gross profits and the decrease in operating expenses offset by an increase in interest expense and income taxes. This translates to basic earnings per common share of $0.02 and $0.01, and diluted earnings per common share of $0.02 and $0.01, for the three months ended December 31, 2008 and 2007, respectively.

          Comprehensive Income. For the three months ended December 31, 2008 we reported unrealized gain on foreign currency translation of $9,130 as compared to $398,951 for the three months ended December 31, 2007 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $1,000,551 for the three months ended December 31, 2008 as compared to $868,139 for the three months ended December 31, 2007.

Liquidity and Capital Resources

          Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

          At December 31, 2008, we had a cash balance of $243,983, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

          Our working capital position decreased $3,411,202 to $10,037,720 at December 31, 2008 from $13,448,922 at June 30, 2008. This decrease in working capital for the six months ended December 31, 2008 period is primarily attributable to an increase in accounts receivable of $4,026,297, an increase of construction in progress of $547,446, a decrease in taxes payable of $1,376,354 offset by a decrease in cash and cash equivalents of $1,394,003, a decrease in due from related party of $1,656,962, a decrease in deposit on prepaid land use rights, an increase of convertible debt of $818,625 due to the amortization of debt discount and a increase of accounts payable $4,158,191.

          Our balance sheet at December 31, 2008 also reflects notes payable to third parties of approximately $4,387,967 due through September 2012 which was a working capital loan made to us by these third parties. These loans bear annual interest rates ranging from 13.24% to 18% and are due between August 2009 and September 2012. Of this amount, approximately $2,900,000 is secured by the assets of the Jin Ma Hotel and the remaining balances are unsecured. Additionally, we have a convertible debt of $2,183,000 due in March 2009. This debt bears an annual interest rate of 10% and is secured by 19,000,000 shares of our common stock owned by Mr. Liankuan Yang, Ms. Runlan Ma and Ms. Yang Yang, officers and directors of our company. As describe below, we do not have sufficient funds to pay this obligation when it becomes due.

          Our balance sheet at December 31, 2008 reflects a due from related parties of $43,074 which represents advances to a related party for working capital. These advances could also be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002 which prohibits a public company from extending or maintaining credit or arranging for the extension of credit in the form of a “personal loan” to an officer or director. If it is determined that these working capital advances violated Section 402 of the Sarbanes Oxley Act of 2002, we could become subject to SEC investigations and/or litigation, which may not be resolved favorably and will require significant management time and attention, and we could incur costs, which could negatively affect our business, results of operations and cash flows. We expect to receive repayment of this remaining balance during the three months ending March 31, 2009.

Operating Activities

          Net cash flow used in operating activities was $5,194,897 for the six months ended December 31, 2008 as compared to net cash provided $855,868 for the six months ended December 31, 2007, a decrease of $6,050,765. The decrease in net cash flow provided by operating activities in the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 was primarily due to by an increase in accounts receivable of $ 4,601,446, an increase in construction in progress of $8,508,089, and a decrease in taxes payable of $1,101,848 offset by an increase net income of $2,171,137, an increase of $682,188 interest expense from amortization of debt discount, an increase of $202,749 of costs and estimated earnings in excess of billings, an increase of $4,926,286 in accounts payable and accrued expenses.

Investing Activities

          Net cash flow provided by investing activities was $3,672,505 for the six months ended December 31, 2008 as compared to cash used in investing activities of $2,550,009 for the six months ended December 31, 2007. For the six months ended December 31, 2008, cash used in investing activities consisted of cash provided by repayment of amounts due from related party of $1,661,601 and cash provided of proceeds from return of deposit on prepaid land use rights of $2,028,288 offset by $ 17,384 cash used for purchase of property and equipment.

Financing Activities

          Net cash flow provided by financing activities was $118,000 for the six months ended December 31, 2008 which was attributable to proceeds from sale of common stock. For the six months ended December 31, 2007, we received proceeds from the sale of common stock of $2,219,252 and proceeds from our convertible debt financing of $2,183,000 offset by cash used for the payment of placement fees of $204,640 and the repayment of loans of $133,222.

          Other than our existing cash we presently have no other alternative source of working capital. We have no operations other than the Contractual Arrangements with the Jin Ma Companies and, accordingly, we are dependent upon the quarterly service fees due us to or for the receipt of working capital from the Jin Ma Companies to provide cash to pay our operating expenses. To date, no quarterly service fees have been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At December 31, 2008 the Jin Ma Companies owed us approximately $10,660,000 for such fees and we do not know when such funds will be paid to us. Our CEO is also the CEO and principal shareholder of the Jin Ma Companies. Accordingly, we are solely reliant upon his judgment to ensure that funds advanced to the Jin Ma Companies are repaid to us. The Jin Ma Companies have represented to us that they intend to either pay all or a portion of the fees due us and/or repay all or a portion of the amounts advanced to them to ensure that we have sufficient capital to make the interest and principal payments on the 10% secured convertible debentures. The interest payments are due quarterly and the principal in the aggregate amount of $2,183,000 is due in March 2009. Should it fail to pay these amounts, we would not have sufficient capital to meet our obligations. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. If the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods. If these funds should not be repaid, or if the Jin Ma Companies should continue to withhold payment of the quarterly service fee due us under the Contractual Arrangement, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, nor we will have sufficient funds to pay the 10% secured convertible debentures when due or to make the quarterly interest payment on those debentures. As of the date of this report, we have not paid our quarterly interest payment due on December 31, 2008 and we have received a demand notice from certain investors demanding this payment. Default interest shall accrue at 18% per annum. The Company is currently seeking bank financing and plans on paying back this debt on the due date.

          The Jin Ma Companies have historically funded their capital expenditures and ongoing development projects from their working capital. The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future development, the Jin Ma Companies will seek to raise funds to develop their projects by obtaining mortgage financing from local banking institutions with which it has done business in the past. The Jin Ma Companies believe that its relationships with these banks are in good standing and that its real estate will secure the loans needed. However, banks have recently reduced the lending to developers and home buyers alike in response to an increase by the People’s Bank of China of the ratio of deposits that must be set must aside as reserves. Additional measures undertaken by the Chinese government have also tightened mortgage lending to second-home buyers and there are new rules that block developers from using bank loans to finance land purchases. The government also tightened controls over the banking system to make it more difficult for developers to use funds from presales of projects to aid expansion. These measures have also affected remittances on offshore financing, making it more difficult for firms to access cash from foreign private-equity firms and hedge funds. Despite this, the Jin Ma Companies believe that their good banking relations, strong government contacts, and strong reputation will enable it to obtain bank funding, if necessary. Accordingly, the Jin Ma Companies believe that adequate cash flow will be available to fund its historic operations.

          The Jin Ma Companies, however, will need to raise significant additional capital to fund the wind farm project and to date it has not been successful in its efforts. However, the ability of the Jin Ma Companies to raise any significant capital to fund the wind farm project or to expand their operations beyond the current level is very limited. We believe that it is in our best long term interests to assist the Jin Ma Companies in their growth plans. We advanced the Jin Ma Companies approximately $1,920,000 on an unsecured basis which it has used for working capital. Even with these amounts the Jin Ma Companies will need additional capital. Accordingly, it is likely that we will seek to raise working capital to fund the further expansion of various construction and real estate projects by the Jin Ma Companies as well as to provide working capital necessary for their current projects, ongoing operations and financial obligations. It is likely that we will face difficulties in raising additional capital given the current status of the capital markets and the terms of the 10% secured convertible debentures which restrict our ability to raise capital while those debentures remain outstanding.

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

          The following tables summarize our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +

ContractualObligations:
OtherIndebtedness*	$4,647,662	$259,695	$4,387,967	—	—
Convertibledebt	2,183,000	2,183,000	—	—	—
Accruedliquidatedpenalties	120,000	120,000	—	—	—
Interestpaymentsonconvertibledebt	110,000	110,000	—	—	—

TotalContractualObligations:	$7,060,662	$2,672,695	$4,387,967	—	—

*	Other indebtedness includes long-time loans borrowed from individuals and credit unions.

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

Off-balance Sheet Arrangements

          We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2008, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

          As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In May 2008 we were required to restate our financial statements for the three and six months ended December 31, 2007 to correct an accounting error to properly reflect the accounting for a certain construction project that Jin Ma Construction is currently constructing. We originally recorded this project as a third-party construction project pursuant to our normal revenue recognition policies. However, because Jin Ma Real Estate is a party to an agreement to sell these buildings to a third party and will received annual payments for a period of 26 years, we have subsequently determined that the proper accounting for this construction project should have been to reflect the costs incurred to date a construction ion process as part of our property and equipment and to eliminate any revenues, cost of sales and related gross profit. This control deficiency in our ability to properly record construction in progress is a material weakness in both our disclosure controls and procedures and our internal control over financial reporting. While we have taken certain remedial steps to correct these control deficiencies, we have an inadequate number personnel in China with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

In November 2008, the Company sold 124,000 shares of common stock to 6 individuals residing in China for net proceeds of $124,000 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We are using the proceeds for general working capital and the proceeds were received directly by the Jin Ma Companies. We paid no commissions or finder’s fees on this transaction and none of these individuals were related parties.

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

Gold Horse International, Inc.

Date: February 17, 2009	By:	/s/ Liankuan Yang

Liankuan Yang
Chief Executive Officer, Principal Executive Officer
Date: February 17, 2009	By:	/s/ Adam Wasserman

Adam Wasserman
Chief Financial Officer, Principal Financial and Accounting officer