Form 10-Q
period 2009-03-31
GOLD HORSE INTERNATIONAL, INC.
filed 2009-05-20
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _________ to _________

Commission file number: 000-30311

GOLD HORSE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	22-3719165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 31 Tongdao South Road, Hohhot, Inner Mongolia, China	________
(Address of principal executive offices)	(Zip Code)

86 (471) 339 7999

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,668,603 shares at May 5, 2009.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People’s Republic of China (“PRC”), our ability to satisfy our obligations as they become due, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, Chinese, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report and our annual report on Form 10-K for the year ended June 30, 2008, including the risks described in Item 1A. - Risk Factors, in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms:

•	“Gold Horse International,” the “Company, “we,” “us,” “ours,” and similar terms refers to Gold Horse International, Inc., a Florida corporation,

•	“Gold Horse Nevada” refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,

•	“Global Rise” refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,

•	“IMTD” refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,

•	“Jin Ma Real Estate” refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,

•	“Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,

•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,

•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, and

•	“PRC” or “China” refers to the People’s Republic of China.

The information which appears on our web site at www.goldhorseinternational.com is not part of this report.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$190,211	$1,637,986
Accounts receivable, net	11,943,185	7,528,608
Note receivable, net - current portion	158,818	—
Inventories, net	44,004	56,847
Advances to suppliers, net	98,161	95,754
Other receivable, net	23,421	35,478
Due from related parties	16,828	1,700,036
Deferred debt costs	—	115,110
Real estate held for sale	—	125,070
Cost and estimated earnings in excess of billings	48,319	221,537
Construction in progress	5,091,074	4,537,240
Deposit on prepaid land use rights	1,672,674	2,524,877
Prepaid land use rights - current portion	3,575	3,561
Refundable performance deposit	—	145,522

Total Current Assets	19,290,270	18,727,626

Property and equipment, net	9,888,876	10,476,397
Note receivable - non-current portion, net	8,652,379	—
Deposit on prepaid land use rights	803,436	2,182,835
Prepaid land use rights - non-current portion	163,263	165,312

Total Assets	$38,798,224	$31,552,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Convertible debt, net	$2,183,000	$955,062
Loans payable, current portion	1,498,189	145,522
Accounts payable	4,759,067	1,278,779
Accrued expenses	848,152	468,235
Taxes payable	487,451	2,215,381
Advances from customers	311,997	192,356
Billings in excess of costs and estimated earnings	126,972	23,369

Total Current Liabilities	10,214,828	5,278,704

Loans payable, net of current portion	3,301,391	4,490,235

Total Liabilities	13,516,219	9,768,939

Commitments (Note 17)	—	—

Stockholders’ Equity:
Preferred stock ($.0001 par value; 20,000,000 shares authorized; one issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized; 52,668,603 and 52,544,603 shares issued and outstanding at March 31, 2009 and June 30, 2008)	5,266	5,254
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	4,689,166	4,571,178
Statutory reserve	1,732,689	1,216,292
Retained earnings	10,296,862	7,526,144
Other comprehensive income	2,462,708	2,369,049

Total Stockholders’ Equity	25,282,005	21,783,231

Total Liabilities and Stockholders’ Equity	$38,798,224	$31,552,170

See accompanying notes to condensed consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$8,376,388	$3,524,291	$48,649,659	$17,585,684
Hotel	922,826	766,158	2,610,290	2,339,870
Real estate	362	304,755	382,552	1,560,283

Total Revenues	9,299,576	4,595,204	51,642,501	21,485,837

COST Of REVENUES
Construction	7,175,985	3,027,432	41,766,632	14,895,208
Hotel	472,956	456,677	1,394,491	1,318,281
Real estate	284	196,377	300,587	938,406

Total Cost of Revenues	7,649,225	3,680,486	43,461,710	17,151,895

GROSS PROFIT	1,650,351	914,718	8,180,791	4,333,942

OPERATING EXPENSES:
Hotel operating expenses	11,046	19,347	43,336	75,661
Bad debt expense (recovery)	22,550	489,184	(171,351)	796,875
Salaries and employee benefits	278,047	231,764	579,895	550,262
Depreciation and amortization	206,670	135,010	644,927	361,126
General and administrative	64,434	85,344	358,913	369,071

Total Operating Expenses	582,747	960,649	1,455,720	2,152,995

INCOME (LOSS) FROM OPERATIONS	1,067,604	(45,931)	6,725,071	2,180,947

OTHER INCOME (EXPENSES):
Other income(expense)	3	(26)	2,381	(1,698)
Registration rights penalty	—	(55,000)	—	(55,000)
Interest income	559	4,992	552,877	7,106
Interest expense	(889,529)	(565,973)	(2,225,755)	(858,378)

Total Other Expenses	(888,967)	(616,007)	(1,670,497)	(907,970)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	178,637	(661,938)	5,054,574	1,272,977

PROVISION FOR INCOME TAXES	266,717	149,851	1,767,459	880,708

NET INCOME (LOSS)	$(88,080)	$(811,789)	$3,287,115	$392,269

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$(88,080)	$(811,789)	$3,287,115	$392,269

Unrealized foreign currency translation gain	29,935	615,780	93,659	1,173,805

COMPREHENSIVE INCOME (LOSS)	$(58,145)	$(196,009)	$3,380,774	$1,566,074

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$—	$(0.02)	$0.06	$0.01
Diluted	$—	$(0.02)	$0.05	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52,668,603	52,483,824	52,612,486	51,210,607
Diluted	52,668,603	52,483,824	61,242,953	55,970,580

See accompanying notes to condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,287,115	$392,269
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	644,927	361,126
Rent expense associated with prepaid land use rights	2,681	—
Bad debt expense (recovery)	(171,351)	796,875
Common stock issued for services	—	156,680
Interest expense from amortization of debt discount	1,227,938	545,750
Amortization of debt issuance costs	115,110	51,160
Recognition of unearned gain	(51,784)	—
Changes in assets and liabilities:
Accounts receivable	(4,247,794)	(647,734)
Note receivable	200,568	—
Inventories	13,059	(42,682)
Other receivables	46,206	163,366
Advance to suppliers	(2,040)	(62,728)
Costs and estimated earnings in excess of billings	174,040	15,707
Real estate held for sale	125,531	815,288
Construction in progress	(9,495,098)	(2,719,216)
Refundable performance deposit	146,058	—
Accounts payable and accrued expenses	3,853,631	1,698,293
Taxes payable	(1,736,158)	(346,164)
Advances from customers	118,887	(433,432)
Billings in excess of costs and estimated earnings	103,498	(122,978)
NET CASH (USED IN ) PROVIDED BY OPERATING ACTIVITIES	(5,644,976)	621,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of amounts due from related party	1,689,469	—
Proceeds from sale of property and equipment	—	83,424
Proceeds from return of deposit on prepaid land use rights	2,249,295	7,993
Payment of deposits for prepaid land use rights	—	(1,351,923)
Purchase of property and equipment	(17,400)	(1,900,345)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,921,364	(3,160,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	—	2,183,000
Payment of placement fees	—	(204,640)
Repayment of loans payable	—	(135,192)
Capital contribution	—	140,507
Proceeds from loan	146,058	—
Proceeds from sale of common stock	118,000	2,219,252
NET CASH PROVIDED BY FINANCING ACTIVITIES	264,058	4,202,927

EFFECT OF EXCHANGE RATE ON CASH	11,779	115,147

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,447,775)	1,778,803

CASH & CASH EQUIVALENTS - beginning of period	1,637,986	251,044

CASH & CASH EQUIVALENTS - end of the period	$190,211	$2,029,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$399,906	$855,027
Income taxes	$2,801,659	$1,188,993

See accompanying notes to condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

Inner Mongolia Jin Ma Real Estate Development Co. Ltd.

Jin Ma Real Estate, established in 1999, was formally registered as a limited liability company in Hohhot City in February 2004. Jin Ma Real Estate developed residential and commercial properties in the competitive and growing real estate market in Hohhot.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the nine months ended March 31, 2009 and 2008 include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings, and the calculation of the value of any beneficial conversion feature and warrants related to convertible debt.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable and accrued expenses, and customer advances approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

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

Concentrations of credit risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2009 and June 30, 2008, the Company’s bank deposits by geographic area were as follows:

	March 31, 2009		June 30, 2008
Country:
United States	$1,198	0.6%	$19,826	1.3%
China	189,013	99.4%	1,618,160	98.7%
Total cash and cash equivalents	$190,211	100.0%	$1,637,986	100.0%

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2009 and June 30, 2008, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $890,683 and $1,025,431, respectively, on its total accounts receivable.

Other receivables amounts were primarily related to advances made to various vendors, subcontractors and other parties in the normal course of business and the allowance was established when those parties deemed to be unlikely to repay the amounts. At March 31, 2009 and June 30, 2008, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $739,297 and $883,875, respectively. The significant portion of the allowance for doubtful accounts for the Company’s outstanding other receivables was recorded in fiscal 2007 after the Company made several attempts to collect. Management is still attempting to collect these other receivables and has not yet netted the other receivable balance against the specific allowance. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account.

Inventories

Inventories, consisting of construction materials and consumable goods related to the Company’s hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Advances to suppliers

The Company advances to certain vendors for purchase of construction materials and services. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $98,161 and $95,754 at March 31, 2009 and June 30, 2008, respectively.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At March 31, 2009 and June 30, 2008, real estate held for sale amounted to $0 and $125,070, respectively.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including prepaid land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of March 31, 2009 and June 30, 2008, construction in process amounted to $5,091,074 and $4,537,240, respectively.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended March 31, 2009 and 2008.

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

Pursuant to the PRC Income Tax Laws, prior to January 1, 2008, the Company is subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The key changes include the new standard EIT rate of 25% which replaced the 33% rate previously applicable to both DES and FIEs, except for High Tech companies who pay a reduced rate of 15%

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statements No. 109,” as of January 1, 2007. Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no effect on the Company’s consolidated financial statements.

Advances from customers

Advances from customers at March 31, 2009 and June 30, 2008 of $311,997 and $192,356, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the advances as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Basic and diluted earnings per common share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share”. Earnings per share, for all periods presented, have been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible debt (using the if-converted method) and warrants (using the treasury stock method). The following table presents a reconciliation of basic and diluted earnings per share:

	Three Months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net income (loss) for basic and diluted earnings per share	$(88,080)	$(811,789)	$3,287,115	$392,269

Weighted average shares outstanding – basic	52,668,603	52,483,824	52,612,486	51,210,607
Effect of dilutive securities:
Unexercised warrants	-	-	2,284,537	1,921,612
Convertible debentures	-	-	6,345,930	2,838,361
Weighted average shares outstanding – diluted	52,668,603	52,483,824	61,242,953	55,970,580
Earnings (loss) per share – basic	$0.00	$(0.02)	$0.06	$0.01
Earnings (loss) per share – diluted	$0.00	$(0.02)	$0.05	$0.01

The Company’s aggregate common stock equivalents at March 31, 2009 and December 31, 2008 include the following:

	2009	2008
Warrants	6,853,604	6,853,604
Convertible notes	6,345,930	6,345,930
Total	13,199,534	13,199,534

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	For the nine months ended March 31, 2009	For the nine months ended March 31, 2008
Revenues	$149,637	$—
Cost of sales	148,784	—
Gross profit recognized	$853	$—

As March 31, 2009, the remaining deferred gain of $50,939 is reflected as a reduction to the note receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method. Principal and the related imputed interest are receivable annually at approximately $700,000 per year.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company allocated the first payment received in December 2008 as follows:

Amount applied to principal balance of note receivable	$ 149,495
Interest income recognized on statement of income	550,920
Total payment received	$ 700,415

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

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended March 31, 2009 and 2008 amounted to $11,779 and $115,147, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset and liability accounts at March 31, 2009 and June 30, 2008 were translated at 6.8456 RMB to $1.00 USD and at 6.8718 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the nine months ended March 31, 2009 and 2008 were 6.84659 RMB and 7.39687 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of March 31, 2009 and 2008. The Company accounts for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Advertising

Advertising is expensed as incurred. Advertising expenses for the nine months ended March 31, 2009 and 2008 were not material.

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended March 31, 2009 and 2008 included net income and foreign currency translation adjustments.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the nine months ended March 31, 2009 and 2008, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning on July 1, 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial statement presentation and disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 will not have an impact on its consolidated financial position and results of operations.

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

At March 31, 2009 and June 30, 2008, note receivable consisted of the following:

	March 31, 2009	June 30, 2008
Note receivable – gross	$17,526,973	$—
Less: discount on note receivable	(8,664,837)	—
Less: deferred gain on sale	(50,939)	—
	8,811,197	—
Note receivable – current portion	(158,818)	—

Note receivable – long-term	$8,652,379	$—

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 3 – INVENTORIES

At March 31, 2009 and June 30, 2008, inventories consisted of the following:

	March 31, 2009	June 30, 2008
Construction materials	$—	$371
Consumable goods	44,004	56,476
	$44,004	$56,847

NOTE 4 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at March 31, 2009 and June 30, 2008 consisted of:

	March 31, 2009	June 30, 2008
Costs incurred on uncompleted contracts	$10,671,672	$36,203,033
Estimated earnings	2,465,376	6,415,226
	13,137,048	42,618,259
Less billings to date	(13,215,701)	(42,420,091)
	$(78,653)	$198,168

Amounts are included in the accompanying balance sheets under the following captions:

	March 31, 2009	June 30, 2008
Costs and estimated earnings in excess of billings	$48,319	$221,537
Billings in excess of costs and estimated earnings	(126,972)	(23,369)
	$(78,653)	$198,168

NOTE 5 – DEPOSITS ON PREPAID LAND USE RIGHTS

For the development of a new commercial real estate projects, the Company must first obtain granted land use rights. Land use rights can be granted through bidding, auction and listing. The Company then will enter into a land use right grant contract with the relevant government authority. At March 31, 2009 and June 30, 2008, the Company made deposits with various governmental agencies to acquire a long-term interest’s to utilize certain land to construct real property for sale or development. In order to obtain the provincial government’s permission to build on top of the land, the Company will need to make additional payments to the respective governmental agency. Since the Company has not received the final land use rights contract or the license to build on these lands, the Company has reflected these deposits as “deposits on prepaid land use rights” on the accompanying balance sheets. Upon obtaining the land use contracts, the deposit on land use rights is to be transferred to construction in process.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 5 – DEPOSITS ON PREPAID LAND USE RIGHTS (continued)

At March 31, 2009 and June 30, 2008, deposits on prepaid land use rights were as follows:

	March 31, 2009	June 30, 2008
Nan Yuan Estates (residence buildings) (b)	$1,672,674	$2,524,877
Inner Mongolia Electrical Vocational Technical School (old location) (a)	—	1,382,462
Procuratorate (Yu Quan) Housing Estates	803,436	800,373
	2,476,110	4,707,712
Less: current portion	(1,672,674)	(2,524,877)

Long-term deposits of prepaid land use rights	$803,436	$2,182,835

(a)

As approved by the Hohhot municipal government, the Inner Mongolia Vocational School is being relocated. This amount represents a deposit on the right to acquire the land use right at this location. During the nine months ended March 31, 2009, this deposit on prepaid land use rights was refunded to the Company.

(b)

On September 12, 2008, the Company signed a repayment agreement with Nanyingzi Village Committee pursuant to which the Nanyingzi Village Committee agreed to return the deposit on prepaid land use rights to Jin Ma Real Estate pursuant to a repayment plan. The repayment plan requires the Nanyingzi Village Committee to pay 2,000,000 RMB each month (approximately $291,000) from October 1, 2008 to April 30, 2009. This deposit on land use rights is being returned to the Company since the Company was unable to receive the prepaid land use rights certificate and will not continue with this project. The Company has not received all required monthly payments under this repayment agreement; however the Company expects to be paid in full.

NOTE 6 – PROPERTY AND EQUIPMENT

At March 31, 2009 and June 30, 2008, property and equipment consist of the following:

	Useful Life	March 31, 2009	June 30, 2008
Office equipment	5 Years	$149,769	$148,319
Machinery equipment	5 -15 Years	8,115,648	8,067,942
Vehicles	10-15 Years	473,269	466,038
Building and building improvements	20-50 Years	4,601,085	4,589,275
		13,339,771	13,271,574
Less: accumulated depreciation		(3,450,895)	(2,795,177)

		$9,888,876	$10,476,397

Depreciation of property and equipment is provided using the straight-line method. For the nine months ended March 31, 2009 and 2008, depreciation expense amounted to $644,927 and $361,126, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 7 – PREPAID LAND USE RIGHTS

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. The Company has recorded the costs paid to a local government agency to acquire a long-term interest to utilize certain land to construct real property for sale. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are valued at a fixed amount RMB 1,223,679, fluctuated by the exchange rate. At March 31, 2009 and June 30, 2008, the prepaid land use rights are valued at $178,755 and $178,073, respectively. Under the terms of the agreement, the Company has rights to use certain land for a period to be specified when the land is put into use.

At March 31, 2009 and June 30, 2008, prepaid land use rights consist of the following:

	Useful Life	March 31, 2009	June 30, 2008
Prepaid Land Use Rights	50 Years	$178,755	$178,073
Less: Accumulated Amount Expensed		(11,917)	(9,200)
		166,838	168,873
Less: current portion		(3,575)	(3,561)
Prepaid land use rights – non-current		$163,263	$165,312

Rent expense attributable to future periods is as follows:

Period ending March 31:
2009	$3,575
2010	3,575
2011	3,575
2012	3,575
Thereafter	152,538
$166,838

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following at March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Loans from various credit unions, payable in four installments beginning in November 2009 and due on June 5, 2010 with variable annual interest adjustable every 12 months, at The People’s Bank of China base loan rate + 175% (13.24% at March 31, 2009) and secured by the assets of Jin Ma Hotel.	$2,921,585	$2,910,446

Loans from unrelated parties, due on demand, non-interest bearing and unsecured.	146,079	—

Loans from various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured.	1,033,657	1,029,716

Loans from various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured.	113,942	113,507

Loans from various unrelated parties, due in August 2009 with annual interest of 14.4% and unsecured.	146,079	145,522

Loans from various unrelated parties, due in January 2010 with annual interest of 18% and unsecured.	58,432	58,209

Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured	36,520	36,380

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	189,903	189,179

Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	36,520	36,380

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	116,863	116,418

Total loans payable	4,799,580	4,635,757

Less : current portion	(1,498,189)	(145,522)

Long term liability	$3,301,391	$4,490,235

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 8 – LOANS PAYABLE (continued)

For the nine months ended March 31, 2009 and 2008, interest expense related to these loans amounted to $488,705 and $128,910, respectively. Future maturities of long-term debt are as follows:

Year ended March 31:
2010 (current liability)	$1,498,189
2011	$2,958,105
2012	$36,520
2013	$306,766

NOTE 9 – ACCRUED EXPENSES

At March 31, 2009 and June 30, 2008, accrued expenses consist of the following:

	March 31, 2009	June 30, 2008
Accrued interest payable	$595,714	$177,854
Accrued payroll and employee benefits	94,913	147,816
Accrued registration rights penalty and interest	128,491	117,983
Other	29,034	24,582
	$848,152	$468,235

NOTE 10 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At March 31, 2009 and June 30, 2008, due from related parties was due from the following:

Name	Relationship	March 31, 2009	June 30, 2008
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$16,828	$1,700,036

In July 2008, the Jin Ma Companies signed a repayment agreement with the Jin Ma Group. Pursuant to the repayment agreement, during the nine months ended March 31, 2009, the Jin Ma Group repaid substantially of the balance due. The remaining balance of $16,828 shall be repaid during the third quarter of fiscal 2009.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 11 – CONVERTIBLE DEBT (continued)

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

The secured convertible debentures, which bear interest at 10% per annum, were due on March 31, 2009. The Company did not repay the debentures when due and they are currently in default. Interest is payable in cash quarterly on January 1, April 1, July 1 and October 1 beginning on the first date after the issuance. At the Company’s option, and providing certain conditions precedent have been met, interest can be paid in shares of our common stock valued at the lesser of (i) the conversion rate, or (ii) 90% of the lesser of (a) the average VWAP (as defined in the debenture) for the 20 consecutive trading days prior to the interest payment date or (b) the average VWAP for the 20 consecutive trading days ending on the trading day immediately prior to the delivery of the interest conversion shares. The Company is not permitted to prepay the debentures without the prior written consent of the holders. The debentures are convertible at any time at the option of the holder into shares of the Company’s common stock based upon an initial conversion rate of $0.344 per share, subject to adjustment as hereinafter set forth.

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

Upon the occurrence of an Event of Default, the holders have the right to immediately accelerate the maturity date of the principal amount of the debentures as well as any accrued but unpaid interest and liquidated damages and these amounts shall be immediately due and payable in cash at the Mandatory Default Amount. Mandatory Default Amount means the sum of (i) the greater of (A) 130% of the outstanding principal amount of the debentures, plus 100% of accrued and unpaid interest, or (B) the outstanding principal amount of the debentures, plus all accrued and unpaid interest, divided by the conversion price on the date the Mandatory Default Amount is either (a) demanded (if demand or notice is required to create an event of default) or otherwise due or (b) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 11 – CONVERTIBLE DEBT (continued)

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

Upon the occurrence of an Event of Default, the outstanding principal amount of the debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, are, at the holder’s election, immediately due and payable in cash at the Mandatory Default Amount. Commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the debentures, the interest rate on the debentures begins accruing at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

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

In conjunction with the transaction, Mr. Liankuan Yang, Ms. Yang Yang and Ms. Runlan Ma, officers and directors of the Company, pledged an aggregate of 19,000,000 shares of the Company’s common stock owned by them as additional security for the Company’s obligations under the transaction. Mr. Liankuan Yang, Ms. Yang Yang and Ms. Runlan Ma have also entered into lock-up agreements whereby they are agreed not to offer or sell any shares of the Company’s common stock owned by them until the 180th trading day after the effective date of the registration statement described elsewhere herein.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 11 – CONVERTIBLE DEBT (continued)

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

The registration statement was declared effective on August 11, 2008. Pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, in fiscal 2008, the Company has recorded a registration penalty of $117,882. Additionally, for the nine month ended March 31, 2009, the Company accrued interest expense of $10,609 related to the non-payment of the liquidated damages.

In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the debentures were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. The debentures were fully convertible at the issuance date, therefore the portion of proceeds allocated to the debentures of $1,295,233 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the 16-months note term. Additionally, the Company evaluated whether or not the debentures contained embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the debentures have a fixed conversion price of $0.344, the debentures are not a derivative.

Pursuant to the terms of the warrants, the Purchasers are entitled to purchase up to 6,345,930 shares of common stock of the Company at an exercise price of $0.50 per share. The warrants have a term of five years after the issue date of November 30, 2007. These warrants were treated as a discount on the debentures and were valued at $887,768 to be amortized over the 16-month debenture term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 3.41%; volatility of 25% and an expected term of five year.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 11 – CONVERTIBLE DEBT (continued)

Amortization of debt discounts and debt issue costs for the nine months ended March 31, 2009 and 2008 was $1,227,938 and $115,110, respectively, which has been included in interest expense on the accompanying consolidated statement of operations.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $0.344, the secured convertible debenture was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and, although the debt is unconventional, the reset provision is deemed within the Company’s control and therefore it qualified as equity under EITF 00-19.

The Company did not pay the debentures when due pursuant to their terms. Accordingly, under the terms of the Securities Purchase Agreement and the debentures, an Event of Default occurred for failure to repay the debt and related interest on the due date. Under the terms of the Securities Purchase Agreement and debentures, upon the occurrence of an Event of Default (which includes the failure to pay the debentures at maturity) the outstanding principal amount of the debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, becomes, at the holder’s election, immediately due and payable in cash at the Mandatory Default Amount which is defined in the debentures:

•	as the greater of:

•	130% of the outstanding principal amount of the debenture, plus 100% of accrued and unpaid interest thereon, or

•

the outstanding principal amount of the debenture, plus all accrued and unpaid interest thereon, divided by the conversion price on the date the Mandatory Default Amount is either (i) demanded (if demand or notice is required to create an Event of Default) or otherwise due or paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and

•	All other amounts, costs, expenses and liquidated damages due in respect of the debentures.

Commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the debentures, the interest rate on the debentures accrues at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

Pursuant to current negotiation with investors, during the nine months ended March 31, 2009, the Company accrued default interest of $218,300 representing 10% of the outstanding principal balance which is management’s estimate of default payments that will be due upon successful negotiation with the investors which management believes is more than likely to occur.

The convertible debenture liability is as follows at March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Convertible debentures payable	$2,183,000	$2,183,000
Less: unamortized discount on debentures	—	(1,227,938)
Convertible debentures, net	$2,183,000	$955,062

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

In November 2008, the Company sold 124,000 shares of common stock to six individuals residing in China for net proceeds of $124,000.

Warrants

Stock warrant activity for the nine months ended March 31, 2009 is summarized as follows:

	Number of	Weighted average	Aggregate
	Shares	exercise price	intrinsic value
Outstanding at June 30, 2008	6,853,604	$0.50	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at March 31, 2009	6,853,604	$0.50	$—

Since the fair market value of the warrants is less than the exercise price, there is no intrinsic value for the warrants.

The following table summarizes the Company’s stock warrants outstanding at March 31, 2009:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$ 0.50	6,853,604	4.92 Years	$ 0.50	6,853,604	$ 0.50

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

During the nine months ended March 31, 2009 and 2008, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company’s reportable segments are strategic business units that offer different products. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 13 – SEGMENT INFORMATION (continued)

Condensed information with respect to these reportable business segments for the three and nine months ended March 31, 2009 and 2008 is as follows

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
Revenues:
Construction	$8,376,388	$3,524,291	$48,649,659	$17,585,684
Real Estate	362	304,755	382,552	1,560,283
Hotel	922,826	766,158	2,610,290	2,339,870
	9,299,576	4,595,204	51,642,501	21,485,837
Depreciation:
Construction	120,731	58,798	378,297	148,991
Real Estate	12,853	11,738	38,417	20,393
Hotel	73,086	64,474	228,213	191,742
	206,670	135,010	644,927	361,126
Interest expense:
Construction	163,211	63,259	488,705	192,169
Other	726,318	502,714	1,737,050	666,209
	889,529	565,973	2,225,755	858,378
Net income (loss):
Construction	624,714	(234,463)	4,496,749	774,955
Real Estate	(131,710)	41,772	162,085	318,998
Hotel	175,140	138,787	488,052	336,003
Other (a)	(756,224)	(757,885)	(1,859,771)	(1,037,687)
	(88,080)	(811,789)	3,287,115	392,269

Identifiable assets at March 31, 2009 and June 30, 2008:
Construction			$19,473,269	$17,177,790
Real Estate			16,922,116	10,141,177
Hotel			2,401,641	4,098,267
Other (a)			1,198	134,936
			$38,798,224	$31,552,170

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

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 14 – STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the nine months ended March 31, 2009 and the nine months ended June 30, 2008. The amount included in the statutory reserves as of March 31, 2009 and June 30, 2008 amounted to $1,732,689 and $1,216,292, respectively.

NOTE 15 – MAJOR CUSTOMERS & VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the nine months ended March 31, 2009, four construction projects accounted for 90.2% of the Company’s total revenues. For the nine months ended March 31, 2008, two construction project accounted for 76.2% of the Company’s total revenues. Major customers are summarized as follows:

Project Name	For the Nine Months Ended March 31, 2009%		For the Nine Months Ended March 31, 2008%
Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban)	$—	—	$9,308,753	43.3

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	10,671,091	20.7	7,062,990	32.9

Tian Fu Garden residential project (Phase I and II)	16,738,713	32.4	—	—

Ai Bo Garden residential apartment project	9,963,468	19.3	—	—

Fu Xing Bath Center	9,220,766	17.9	—	—

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 15 – MAJOR CUSTOMERS & VENDORS (continued)

At March 31, 2009, the Company had $11,547,489 of accounts receivable due from its major customers. At June 30, 2008, the Company had $7,573,850 of accounts receivable due from the same customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

NOTE 16 – RESTRICTED NET ASSETS

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Gold Horse International, Inc. exceed 25% of the consolidated net assets of Gold Horse International, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and all of our revenues are generated in China, revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outsides of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 16 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONSOLIDATED PARENT COMPANY BALANCE SHEETS

	As of March 31,	As of June 30,
	2009	2008
ASSETS
Cash and cash equivalents	$1,198	$19,826
Deferred debt costs	—	115,110
Total Current Assets	1,198	134,936
Investments in subsidiaries at equity	2,086,442	2,173,412
Due from subsidiaries	1,800,000	1,800,000
Total Assets	$3,887,640	$4,108,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, net	$2,183,000	$955,062
Accounts payable	110,009	45,692
Accrued expenses	346,791	117,983
Total Current Liabilities	2,639,800	1,118,737

Stockholders’ equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 52,668,603 and 52,544,603 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively)	5,266	5,254
Additional paid-in capital	4,684,166	4,566,178
Retained earnings	(3,505,452)	(1,645,681)
Other comprehensive income	63,860	63,860
Total Stockholders’ Equity	1,247,840	2,989,611
Total Liabilities and Stockholders’ Equity	$3,887,640	$4,108,348

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 16 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Nine Months Ended March 31,
	2009	2008

REVENUES	$—	$—

OPERATING EXPENSES:
Salaries and employee benefits	75,000	193,292
General and administrative	47,721	107,725
Total Operating Expenses	122,721	301,017

LOSS FROM OPERATIONS	(122,721)	(301,017)

OTHER EXPENSES:
Registration rights penalty	—	(55,000)
Interest expense	(1,737,050)	(666,209)
Total Other Expenses	(1,737,050)	(721,209)

NET LOSS	$(1,859,771)	$(1,022,226)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 16 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,859,771)	$(1,022,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	156,680
Interest expense from amortization of debt discount	1,227,938	545,750
Amortization of debt issuance costs	115,110	51,160
Changes in assets and liabilities:
Accounts payable	64,317	53,367
Accrued expenses	228,808	55,100
NET CASH USED BY OPERATING ACTIVITIES	(223,598)	(160,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	—	(1,800,000)
Proceeds from subsidiaries	86,970	—
Payment to subsidiaries	—	(2,219,252)
NET CASH USED IN INVESTING ACTIVITIES	86,970	(1,800,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	—	2,183,000
Payment of placement fees	—	(204,640)
Proceeds from sale of common stock	118,000	2,219,252
NET CASH PROVIDED BY FINANCING ACTIVITIES	118,000	4,197,612

NET INCREASE (DECREASE) IN CASH	(18,628)	18,191

CASH - beginning of year	19,826	—

CASH - end of period	$1,198	$18,191

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 17 – COMMITMENTS

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of March 31, 2009.

NOTE 18 – CONTINGENT LIABILITY

As discussed in Note 11, pursuant to current negotiation with investors, during the nine months ended March 31, 2009, the Company accrued default interest of $218,300 representing 10% of the outstanding principal balance which is management’s estimate of default payments that will be due upon successful negotiation with the investors which management believes is more than likely to occur. If the Company pays the principal balance of $2,183,000 prior to December 31, 2009, the 10% penalty will be waved. If the negotiations fail and the Company does not consummate the final agreement, the Company shall be required to pay a penalty equal to 130% of the outstanding principal amount or $654,900.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Neither Gold Horse International nor its subsidiaries Gold Horse Nevada, Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. Pursuant to the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities”, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this quarterly report, the assets and liabilities at March 31, 2009 and June 30, 2008 and the results of operations for the three and nine months ended March 31, 2009 an 2008 are those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations.

Default of 10% secured convertible debentures

As described later in this section and elsewhere in this report, in November 2007 we issued and sold $2,183,000 principal amount secured convertible debentures which matured on March 31, 2009. We did not pay these debentures when due and they are currently in default. At March 31, 2009 we owed a total of $2,366,522 to the debenture holders which included $2,183,000 of principal, $55,031 of accrued but unpaid interest, and liquidated damages of $128,491. We advanced $1,800,000 of the net proceeds of this offering to the Jin Ma Companies for working capital. In conjunction with the transaction Messrs. Liankuan Yang and Yang Yang and Ms. Runlan Ma, executive e officers and directors of both our company and the Jin Ma Companies, pledged an aggregate of 19,000,000 shares of our common stock owned by them as additional security for our obligations under the debentures.

As previously disclosed, the Jin Ma Companies had previously represented to us that they intended to either pay all or a portion of the management fees due us which totaled approximately $11,300,000 at March 31, 2009 and/or repay all or a portion of the amounts advanced to them to ensure that we had sufficient capital to make the interest and principal payments on the 10% secured convertible debentures. Mr. Liankuan Yang, our CEO, is also the CEO and controlling person of the Jin Ma Companies.

These amounts, however, were not paid to us which led to the default in the repayment of the debentures. We entered into negotiations with the debenture holders to restructure the payment terms and reached an understanding, subject to the execution of definitive documents, to extend the due date of the debentures and cure the default. This arrangement, which would have resulted in an increase in the amounts due under the debentures as a penalty for our failure to pay the original principal amount at maturity, would have also required us to make principal and interest payments of approximately $382,000 to the debenture holders concurrent with the execution of the definitive agreement. The source of the funds for these repayments was a repayment to us by the Jin Ma Companies of a portion of the amounts owed our company. To date, however, we have been unable to consummate this restructure. Cash on deposit in China is subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. These currency laws have served to hinder Mr. Yang’s and the Jin Ma Companies’ ability to provide the funds to us necessary to restructure the debenture terms.

Under the terms of the Securities Purchase Agreement and debentures, upon the occurrence of an Event of Default (which includes the failure to pay the debentures at maturity) the outstanding principal amount of the debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, becomes, at the holder’s election, immediately due and payable in cash at the Mandatory Default Amount which is defined in the debentures:

•	as the greater of:

•	130% of the outstanding principal amount of the debenture, plus 100% of accrued and unpaid interest thereon, or

•

the outstanding principal amount of the debenture, plus all accrued and unpaid interest thereon, divided by the conversion price on the date the Mandatory Default Amount is either (i) demanded (if demand or notice is required to create an Event of Default) or otherwise due or paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and

•	all other amounts, costs, expenses and liquidated damages due in respect of the debentures.

Commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the debentures, the interest rate on the debentures accrues at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

As of the date of this report the debenture holders have not made a formal demand for payment under the terms of the debentures, nor have they taken any actions to foreclose on the collateral pledged to secure the obligations. If the Jin Ma Companies are able to repay us a portion of the amounts due us we intend to use our best efforts to consummate a transaction with the debenture holders to restructure these obligations. However, we have no agreement or understanding with the debenture holders that the terms of the restructure are still acceptable to them. If the debenture holders should be unwilling to consummate the restructure, it is likely that the debenture holders will institute legal proceedings against us to collect the amounts due under the debentures and to foreclose on the pledged collateral. Unless the Jin Ma Companies pay us the amounts due us we do not have the funds necessary to satisfy our obligations to the debenture holders. If the debenture holders successfully foreclose on the pledged collateral that would result in a change of control of our company as those securities represent approximately 36% of our outstanding common stock. The occurrence of any of these events would be materially adverse to our ability to continue as a going concern and investors could lose their entire investment in our company.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted. Accordingly, actual results could differ from those estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts and the useful life of property and equipment, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings.

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

Prior to the time when the Jin Ma Companies financial statements were prepared in accordance with U.S. generally accepted accounting policies, the Jin Ma Companies did not record reserves for uncollectable accounts. Following the Contractual Arrangements, in accordance with U.S. generally accepted accounting policies we initially estimated reserves based solely upon the age of the receivable as a historical basis by which the collectability could be reasonably estimated did not exist. In fiscal 2007 and 2008 the Jin Ma Companies bad debt expense related to its accounts receivable and other receivables was approximately $531,000 and approximately $295,000, respectively. Subsequently, a portion of those receivables have been collected. As a basis for accurately estimating the likelihood of collection has been established, the Jin Ma Companies consider a number of factors when determining reserves for uncollectable accounts. We believe that we use a reasonably reliable methodology to estimate the collectability of the Jin Ma Companies accounts receivable and other receivables. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Should we become unable to reasonably estimate the collectability of our receivables, our results of operations could be negatively impacted. At March 31, 2009 and June 30, 2008, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $890,683 and $1,025,431, respectively, on its total accounts receivable.

Other receivables amounts were primarily related to advances made to various vendor, subcontractors, and other parties in the normal course of business and the allowance was established when those parties deemed to be unlikely to repay the amounts. At March 31, 2009 and June 30, 2008, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $739,297 and $883,875, respectively. The significant allowance for doubtful accounts for the Company’s outstanding other receivables was recorded in fiscal 2007 after the Company made several attempts to collect and significant other receivable amounts were still outstanding for a extended period of time. Management is still attempting to collect these other receivables and has not yet netted the other receivable balance against the specific allowance. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account.

Inventories

Inventories, consisting of construction materials and consumable goods related to our operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At March 31, 2009 and June 30, 2008, real estate held for sale amounted to $0 and $125,070, respectively.

Advances from customers

Advances from customers at March 31, 2009 and June 30, 2008 of $311,997 and $192,356, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of March 31, 2009 and June 30, 2008, construction in process amounted to $5,091,074 and $4,537,240, respectively.

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

Real estate sales which primarily involve the sale of multi-family units and community environments are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate”. Generally, profits from the sale of development properties, less 5% business tax, are recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”).

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

Amount applied to principal balance of note receivable	$ 149,495
Interest income recognized on statement of income	550,920
Total payment received	$ 700,415

In accordance with FAS 66, “Accounting for Sales of Real Estate”, any gain from sales-type capital lease was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the deferred gain will be recognized into income using the installment method as payments are received. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenue and cost of sales is recognized based on this apportionment and are presented on the income statement. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12%. Principal and the related imputed interest are receivable annually at approximately $700,000 per year. As March 31, 2009, the remaining deferred gain of $50,939 is reflected as a reduction to the note receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

Revenue from the performance of general contracting, construction management and design-building services is recognized upon completion of the service.

Revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, is recognized when rooms are occupied and services have been rendered.

In accounting for long-term engineering and construction-type contracts, we follow the provisions of the AICPA’s Statement of Position 81-1 -Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenues using the percentage of completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. This method of revenue recognition requires the Company to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards which may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset, costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized. We believe that this methodology is reasonably reliable to estimate our costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings. Historically, our estimates have been accurate. Changes to the actual cost of material and labor, liability claims, contract disputes, and achievement of contractual performance standards may result in additional costs being recorded. If actual costs are greater than estimated costs, our revenues would be understated and if actual costs are less than estimated costs, our revenues would be overstated. These factors could cause our revenues to vary from period to period.

Warranty policy

In accordance with SFAS 5, the Company estimates its liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by its construction defect and expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, there possible clams made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the three and nine months ended March 31, 2009 and 2008 were immaterial.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 on July 1, 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our condensed consolidated financial position and results of operations.

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

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption will have on our condensed consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact the adoption of EITF 07-5 will have on our financial statement presentation and disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 will not have an impact on our consolidated financial position and results of operations.

RESULTS OF OPERATIONS

Comparison of nine months Ended March 31, 2009 and March 31, 2008.

	For the Nine Months Ended March 31,
	2009	% of Total Revenues		2008	% of Total Revenues
NET REVENUES
Construction	$48,649,659	94.2		17,585,684	81.8
Hotel	2,610,290	5.1		2,339,870	10.9
Real estate	382,552	0.7		1,560,283	7.3
Total Revenues	51,642,501	100.0		21,485,837	100.0

COST OF SALES
Construction	41,766,632	85.9	*	14,895,208	84.7	*
Hotel	1,394,491	53.4	*	1,318,281	56.3	*
Real estate	300,587	78.6	*	938,406	53.7	*
Total Cost of Sales	43,461,710	84.2		17,151,895	79.8

GROSS PROFIT
Construction	6,883,027	14.1	*	2,690,476	15.3	*
Hotel	1,215,799	46.6	*	1,021,589	43.7	*
Real estate	81,965	21.4	*	721,877	46.3	*
Total Gross Profit	8,180,791	15.8		4,333,942	20.2

*	Represents percentage of respective segments total revenues

Net Revenues. For the nine months ended March 31, 2009, our overall net revenues increased 140.4% from the nine months ended March 31, 2008. The increase in revenues was mainly due to increased activity in construction operations which are summarized as follows:

Project Name	For the Nine Months Ended March 31, 2009%		For the Nine Months Ended March 31, 2008%
Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban)	$—	—	$9,308,753	52.9

Wu Jing Yin Fang	—	—	874,424	5.0

Sai Han District	—	—	339,518	1.9

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	10,671,091	21.9	7,062,990	40.2

Tian Fu Garden residential project (Phase I and II)	16,738,713	34.4	—	—

Fu Xing Bath Center	9,220,766	19.0	—	—

Lanyu Garden Number 3 residential building	2,055,621	4.2	—	—

Ai Bo Garden residential apartment project	9,963,468	20.5	—	—

Total construction revenues	$48,649,659	100.0	$17,585,685	100.0

*	Represents percentage of construction segment revenues.

At March 31, 2009, the percentage completed for each respective job is as follows:

% Complete
Riverbank Garden Community (Buildings 5 to 8 and Phase II)	100.0%
Tian Fu Garden residential project (Phase I and II)	100.0%
Ai Bo Garden residential apartment project (Phase I)	100.0%
Ai Bo Garden residential apartment project (Phase II)	9.6%
Lanyu Garden Number 3 residential building	26.4%
Fu Xing Committee Bath Center	38.6%

Jin Ma Construction was recently awarded the Lanyu Garden Number 3 residential building project, which covers a construction area of 28,000 square meters. It began the Lanyu project in October 2008 and expects to complete it in December 2009. Jin Ma Construction was also awarded The Fu Xing Committee Bath Center project, with estimated revenues amounting to RMB 165.8 million ($24.2 million) and an estimated gross profit of approximately $4,500,000, contains one building with a construction area of 46,054 square meters. It began the Fu Xing project in November 2008 and expects to complete the project in August 2009.

Jin Ma Construction also began construction of the second phase of the Ai Bo Garden residential apartment after successfully completing the first phase in November 2008. With estimated revenues of RMB 128.4 million ($18.8 million) and estimated gross profit of $3,500,000, this project contains nine buildings with a construction area of 116,700 square meters. Jin Ma Construction expects to complete this project in June 2009.

We expect that revenues from the construction segment will continue to generate the majority of revenue in fiscal 2009.

Revenues for Jin Ma Hotel’s operations increased approximately 11.6% for the nine months ended March 31, 2009 from the nine months ended March 31, 2008 primarily due to increased sales for the restaurant. Excluding the effect of the favorable foreign currency exchange rate, revenues from our hotel operations increase approximately 3.6%. As China has also been impacted by the current global economy downturn, potential visitors to the Jin Ma Hotel might have less disposable income to spend on leisure activities which in turn will limit its future growth and reduce its profitability.

Revenues for Jin Ma Real Estate’s development operation decreased approximately 75.5% for the nine months ended March 31, 2009 to the nine months ended March 31, 2008 due to a lack of inventory of apartment units available for sale. For the nine months ended March 31, 2009, following the effect date of the PRC Property Right Law in October 2007 which impacted the method by which Jin Ma Real Estate could obtain land use rights to build additional residential projects coupled with a softening in the residential real estate market, Jin Ma Real Estate put more of its focus on completing the two school projects. Accordingly, it has sold all remaining units available for sale in the first quarter of fiscal 2009 which impacted its revenues. Accordingly, we do not presently anticipate that Jin Ma Real Estate will generate any revenues from its historical real estate development operations in future periods.

In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School. Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sale-type capital lease, leased the buildings to the Inner Mongolia Electrical Vocational Technical School and it will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. Since Jin Ma Real Estate does not have any construction licenses, Jin Ma Construction performed all of the construction services on behalf of Jin Ma Real Estate. This project was completed in November 2008 and received the first annual payment in December 2008. Additionally, Jin Ma Real Estate and Jin Ma Construction are responsible for the cost of construction of student apartments for the Inner Mongolia Chemistry College situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate for this project as well. Once completed, Jin Ma Real Estate will lease the buildings to the college for a period of 20 years pursuant to a sale-type capital lease. The cost of construction is estimated to be RMB 50 million ($7.4 million). Upon completion, Jin Ma Real Estate will receive an annual payment of RMB 7 million (approximately $1 million) for 20 years. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and expects to complete the project in August 2009. Through March 31, 2009, the Jin Ma Companies have invested approximately $1.4 million in this project. Currently, the JinMa Companies have no plans to continue this business model for its real estate segment due to its capital intensive requirements and in future periods it will recognize revenues, cost of sales and the related gross profit as payments are received based on the installment method.

In 2008, in accordance with the overall arrangements of the Party Central Committee and the State Council of China to tightening monetary policy, the People’s Bank of China (“PBC”) raised the reserve requirements for RMB deposits of depository institutions and increased loan interest rates several times. The higher reserve requirements and loan interest rates make it more difficult for builders to obtain construction loans in China. This economic event will likely impact both the Company and its customers. Although Jin Ma Construction’s operations were not impacted in 2008, as a result of the tightened monetary policy in China, construction progress might be delayed on current projects and new projects might be deferred as its customers might have problems receiving funding. Accordingly, Jin Ma Construction’s future revenues may decline, although it is not able to quantify any anticipated amount of decline. In addition, as a portion of its operating expenses are fixed, if Jin Ma Construction’s revenues do decrease, it does not expect to have significant decrease in its operating costs which will adversely impact the profit of in Jin Ma Construction in future periods. In September 2008, in an effort to solve prominent problems in China economy, the PBC decided to cut the benchmark lending rate by 0.27 percentage points and lowered the RMB reserve requirement ratio by one percentage point for most depository financial institutions. The rate cut in September 2008 was not significant enough to materially impact Jin Ma Construction’s operations as the rate cut has not increased the number of the local banks and credit unions giving loans. We cannot predict if the PBC will continue to lower the rates and reserve requirements which in turn will improve the overall performance for the construction industry as it will be easier for construction companies to obtain capital funding. If Jin Ma Construction cannot obtain necessary bank loans, it will need to delay some of its future projects. Jin Ma Construction’s customers mainly consist of governmental agencies and third party developers. It does not believe that governmental agencies have been impacted by the tightening credit markets and will continue investing in development projects. Jin Ma Construction is currently bidding on several projects with governmental agencies and third-party developers. Although it is confident that it will secure several new construction projects in the near future, it cannot predict with certainty the outcome of securing these jobs.

Cost of Sales. Overall, cost of sales increased from approximately 79.8% of net revenues for the nine months ended March 31, 2008, to approximately 84.2% of net revenues for the nine months ended March 31, 2009. Cost of sales as a percentage of net revenues from JinMa Construction for the nine months ended March 31, 2009 increased to approximately 85.9% from approximately 84.7% for the nine months ended March 31, 2008. The slight increase in cost of sales from in the construction segment was partly attributable to increases in costs for building supplies and labor costs incurred on projects. While material and labor costs worldwide are on the rise, Jin Ma Construction anticipates minimal direct impact on its business because of its ability to factor in rising material costs into its budgets when selecting subcontractors. Cost of sales as a percentage of net revenues for Jin Ma Hotel’s operations for the nine months ended March 31, 2009 decreased to approximately 53.4% from approximately 56.3% for the nine months ended March 31, 2008. This decrease in cost of sales was primarily attributable to a slight decrease in food and beverage costs. Cost of sales for Jin Ma Real Estate development segment as a percentage of net revenues for the nine months ended March 31, 2009 increased to approximately 78.6% from approximately 53.7% for the nine months ended March 31, 2008 due to a decrease in the sale price per unit to reflect the sell-off of all remaining units available for sale as well as the slight gross margin of approximately 1% the Jin Ma Companies recognized on the Vocational School project.

Gross Profit. Gross profit increased approximately 88.8% from $4,333,942 (20.2% of overall net revenues) for the nine months ended March 31, 2008 to $8,180,791 (15.8% of overall net revenues) for the nine months ended March 31, 2009.

Operating Expenses. For the nine months ended March 31, 2009, overall operating expenses decreased approximately 32.4% from the nine months ended March 31, 2008. This decrease was mainly due to the recording of a one-time gain from bad debt recovery related to the collection of previously written off accounts receivable, a slight decrease in general and administrative expense and a decrease in hotel operating expenses offset by increases in salaries and employee benefits and depreciation and amortization expense as discussed below.

Hotel Operating Expenses. Hotel operating expense, represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Hotel operating expenses decreased approximately 42.7% for the nine months ended March 31, 2009 from the nine months ended March 31, 2008. Hotel operating expenses were approximately 1.7% of hotel revenues for the nine months ended March 31, 2009 as compared to approximately 3.2% for the nine months ended March 31, 2008. The decrease for the nine months ended March 31, 2009 period is primarily attributable to a reduction in operating costs from period to period.

Bad Debt Expense. For the nine months ended March 31, 2009, bad debt recovery income amounted to $171,351 as compared to bad debt expense of $796,875 for the nine months ended March 31, 2008, a decrease of approximately 121.5%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Jin Ma Companies periodically review its credit policies and are aggressively pursuing overdue accounts. Accordingly, the Jin Ma Companies bad debt allowance decreased during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 since we collected balances previously written off. We cannot guarantee that the Jin Ma Companies bad debt expenses will continue to decrease as China government tightened its monetary policy, some of its customers might begin experiences difficulties in obtaining the necessary capital funding to repay their outstanding receivables.

Salaries and Employee Benefits. For the nine months ended March 31, 2009, salaries and employee benefits amounted to $579,895 as compared to $550,262 for the nine months ended March 31, 2008, an increase of approximately 5.4% and related to an increase in bonuses given out during the Chinese spring festival to encourage employee loyalty.

Depreciation and Amortization. For the nine months ended March 31, 2009, depreciation and amortization increased approximately 78.6% for the nine months ended March 31, 2009 as compared to the same period 2008. This increase was primarily due to the depreciation of construction equipment of approximately $5,800,000, which primarily included cranes and other heavy equipment, together with approximately $200,000 of additional vehicles purchased during fiscal 2008.

General and Administrative Expenses. General and administrative expenses consist of office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. General and administrative expenses decreased by $10,158 or approximately 2.8% for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008. The decrease was primarily attributable to a decrease in professional fees of $46,417 offset by an increase of $36,259 in other general and administrative expenses which was primarily attributable to an increase in amortization of land use rights of $32,725.

Total Other Expenses. Total other expenses increased approximately 84.0% for the nine months ended March 31, 2009 from the nine months ended March 31, 2008. The increase is primarily attributable to a increase in interest expense of approximately $1,367,377 primarily attributable to an increase of interest incurred on additional borrowings of $280,910, the accrual of a 10% penalty of $218,300 related to the default provision for non-payment of the convertible debt on the due date, amortization of non-cash debt discount and debt issuance costs of $746,138 related to our 10% convertible secured convertible debentures. These increases were offset by an increase of other income of $4,079, a decrease in registration right penalty of $55,000, and an increase in interest income of approximately $552,000 attributable to the recording of imputed interest income on a note receivable from the sale of the Vocational School project.

Provision for Income Taxes. Total provision for income taxes increased approximately 100.7% for the nine months ended March 31, 2009 (35% of income before income taxes) from the nine months ended March 31, 2008 (69.2% of income before income taxes). The increase is attributable to an increase in income before income taxes. The decrease in income taxes as a percentage of income before income taxes was attributable to the decrease in the statutory PRC income rate from 33% to 25% on January 1, 2008.

Net Income. Net income increased approximately 738.0% from the nine months ended March 31, 2008 to the nine months ended March 31, 2009. The increase for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 was due primarily to an increase in revenue and related gross profits and the decrease in operating expenses offset by an increase in interest expense and income taxes. This translates to basic earnings per common share of $0.06 and $0.01, and diluted earnings per common share of $0.05and $0.01, for the nine months ended March 31, 2009 and 2008, respectively.

Comprehensive Income. For the nine months ended March 31, 2009 we reported unrealized gain on foreign currency translation of $93,659 as compared to $1,173,805 for the nine months ended March 31, 2008 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $3,380,774 for the nine months ended March 31, 2009 as compared to $1,566,074 for the nine months ended March 31, 2008.

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

	For the Three Months Ended March 31,
	2009	% of Total Revenues		2008	% of Total Revenues
NET REVENUES
Construction	$8,376,388	90.1		$3,524,291	76.7
Hotel	922,826	9.9		766,158	16.7
Real estate	362	0.0		304,755	6.6
Total Revenues	9,299,576	100.0		4,595,204	100.0

COST OF SALES
Construction	7,175,985	85.7	*	3,027,432	85.9	*
Hotel	472,956	51.3	*	456,677	59.6	*
Real estate	284	78,5	*	196,377	64.4	*
Total Cost of Sales	7,649,225	82.3		3,680,486	80.1

GROSS PROFIT
Construction	1,200,403	14.3	*	496,859	14.1	*
Hotel	449,870	48.7	*	309,481	40.4	*
Real estate	78	21.5	*	108,378	35.6	*
Total Gross Profit	1,650,351	17.7		914,718	19.9

*	Represents percentage of respective segment’s revenues.

Net Revenues. For the three months ended March 31, 2009, our overall net revenues increased 102.4% for the three months ended March 31, 2009 from the three months ended March 31, 2008. As with the increase in revenues in the nine month period, the increase in revenues during the three months ended March 31, 2009 from the comparable period in 2008 was mainly due to increased activity in construction operations which are summarized as follows:

Project Name	For the Three Months Ended March 31, 2009%		For the Three Months Ended March 31, 2008%
Wu Jing Yin Fang	$—	—	$218,971	6.3

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	10,090	0.1	3,164,715	89.8

Sai Han District	—	—	4,947	0.1

Tian Fu Garden	15,828	0.2	135,658	3.8

Ai Bo Garden residential apartment project (Phase II)	1,681,031	20.1	—	—

Lanyu Garden	1,132,988	13.5	—	—

Fu Xing Committee Bath Center project	5,536,451	66.1	—	—

Total construction revenues	$8,376,388	100.0	$3,524,291	100.0

Net revenues for JinMa hotel’s operations increased slightly from $766,158 for the three months ended March 31, 2008 to $922,826 for the three months ended March 31, 2009, an increase of $156,668 or 20.4%, primarily due to a favorable foreign currency exchange rate used to converts RMB to U.S dollars.

Net revenues for Jin Ma Real Estate’s development operation decreased from $304,755 for the three months ended March 31, 2008 to $362 for the three months ended March 31, 2009, a decrease of $304,393 or 99.9% due to a lack of inventory of apartment units available for sale. Its revenues for the three months ended March 31, 2009 related to the Inner Mongolia Electrical Vocational Technical School Jin Ma Real Estate as discussed above.

Cost of Sales. Overall, cost of sales increased from approximately 80.1% of net revenues for the three months ended March 31, 2008, to approximately 82.3% of net revenues for the three months ended March 31, 2009. Cost of sales as a percentage of net revenues from JinMa Construction’s operations for the three months ended March 31, 2009 increased to approximately 85.7% from approximately 85.9 % for three months ended March 31, 2008. The slight increase in cost of sales from construction operations was partly attributable to increases in costs for building supplies and labor costs incurred on its projects as described above. Cost of sales as a percentage of net revenues for Jin Ma Hotel’s operations for the three months ended March 31, 2009 decreased to approximately 51.3% from approximately 59.6% for the three months ended March 31, 2008 which was primarily attributable to a slight decrease in food and beverage costs. Cost of sales for Jin Ma Real Estate’s development operation as a percentage of net revenues for the three months ended March 31, 2009 increased to approximately 78.5% from approximately 64.4% for the three months ended March 31, 2008 due to change in exchange rate.

Gross Profit. Gross profit increased approximately 80.4% from $914,718 (19.9% of overall net revenues) for the three months ended March 31, 2008 to $1,650,351 (17.7% of overall net revenues) for the three months ended March 31, 2009.

Operating Expenses. For the three months ended March 31, 2009, overall operating expenses decreased approximately 39.3% from the three months ended March 31, 2008. This decrease was mainly due to the recording of an increase in depreciation expense and salaries and employee benefits offset by a decrease in bad debt expense, general and administrative expenses and hotel operating expenses, as discussed below.

Hotel Operating Expenses. Hotel operating expenses decreased approximately 42.9% for the three months ended March 31, 2009 from the three months ended March 31, 2008. Hotel operating expenses were approximately 1.2% of hotel revenues for the three months ended March 31, 2009 as compared to approximately 2.5% for the three months ended March 31, 2008. The decrease for the three months ended March 31, 2009 period is primarily attributable to a reduction in operating costs from period to period.

Bad Debt Expense. For the three months ended March 31, 2009, bad debt expense amounted to $22,550 as compared to bad debt expense of $489,184 for the three months ended March 31, 2008, a decrease of approximately 95.4%.

Salaries and Employee Benefits. For the three months ended March 31, 2009, salaries and employee benefits amounted to $278,047 as compared to 231,764 for the three months ended March 31, 2008, an increase of approximately 20.0% due to the payment of Spring festival bonuses to employees.

Depreciation and Amortization. For the three months ended March 31, 2009, depreciation and amortization increased approximately 53.1% as compared to the same period 2008. This increase was primarily due to the depreciation of construction equipment of approximately $5,800,000, which primarily included cranes and other heavy equipment, together with approximately $200,000 of additional vehicles purchased during fiscal 2008.

General and Administrative Expenses. General and administrative expenses decreased by $20,910 or approximately 24.5% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was primarily attributable to an increase in professional fees of $11,413 related to a decrease in legal fees associated with our private placement in December 2008 offset by an increase of $53,021 in other general and administrative expenses which included an increase in amortization of land use rights and of approximately $6,200, utility expense of $8,200 and other expenses of $38,000.

Total Other Expenses. Total other expenses increased 44.3% for the three months ended March 31, 2009 from the three months ended March 31, 2008. The increase is primarily attributable to an increase in interest expense of $323,556 attributable to an increase in amortization of non-cash debt discount and debt issuance costs of $889,529 offset by an decrease in interest income of $4,433 attributable to the recording of imputed interest income on a note receivable from the sale of the Vocational School project of approximately $550,000, decrease of $55,000 in registration rights penalty and an increase in other income of $29.

Provision for Income Taxes. Total provision for income taxes increased approximately 78.0% for the three months ended March 31, 2009 (149.3% of income before income taxes) from the three months ended March 31, 2008 ((22.6%) of income before income taxes). The increase is attributable to an increase in income before income taxes. The decrease in income taxes as a percentage of income before income taxes was attributable to the decrease in the statutory PRC income rate from 33% to 25% on January 1, 2008.

Net Income or Loss. Net loss decreased approximately 89.1% from the three months ended March 31, 2008 to the three months ended March 31, 2009. The decrease for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due primarily to an increase in revenue and related gross profits and the decrease in operating expenses offset by an increase in other expense and income taxes. This translates to a basic and diluted loss per common share of $0.00 and $0.02 for the three months ended March 31, 2009 and 2008, respectively.

Comprehensive Income. For the three months ended March 31, 2009 we reported unrealized gain on foreign currency translation of $29,935 as compared to $615,780 for the three months ended March 31, 2008 which reflects the effect of the declining value of the U.S. dollar. As a result of this non-cash foreign currency translation gain, we reported comprehensive loss of $58,145 for the three months ended March 31, 2009 as compared to $196,009 for the three months ended March 31, 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

At March 31, 2009, we had a cash balance of $190,211, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

Our working capital position decreased $4,373,480 to $9,075,442 at March 31, 2009 from $13,448,922 at June 30, 2008. This decrease in working capital is primarily attributable to:

•	an increase in accounts receivable of $4,414,577,
•	an increase of construction in progress of $553,834,
•	an increase of note receivable of $158,818, and
•	a decrease in taxes payable of $1,727,930

Offset by:

•	a decrease in cash and cash equivalents of $1,447,775,
•	a decrease in due from related party of $1,683,208,
•	a decrease in deposit on prepaid land use rights of $852,203,
•	an increase of convertible debt of $1,227,938 due to the amortization of debt discount,
•	an increase of accounts payable $3,480,288, and
•	an increase of current loans payable $1,352,667.

Our balance sheet at March 31, 2009, reflects notes payable to third parties of $4,799,580 due through September 2012 which were working capital loans made to us by these third parties. These loans bear annual interest rates ranging from 13.24% to 18% and are due between August 2009 and September 2012. Of this amount, approximately $2,900,000 is secured by the assets of the Jin Ma Hotel and the remaining balances are unsecured. Additionally, we have a convertible debt of $2,183,000 that was due in March 2009. This debt bears an annual interest rate of 10% and is secured by 19,000,000 shares of our common stock owned by Mr. Liankuan Yang, Ms. Runlan Ma and Ms. Yang Yang, officers and directors of our company. As described below, we did not repay the convertible debt when it became due. .

Our balance sheet at March 31, 2009 reflects a due from related parties of $16,828 which represents advances to a related party for working capital. These advances could also be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002 which prohibits a public company from extending or maintaining credit or arranging for the extension of credit in the form of a “personal loan” to an officer or director. If it is determined that these working capital advances violated Section 402 of the Sarbanes Oxley Act of 2002, we could become subject to SEC investigations and/or litigation, which may not be resolved favorably and will require significant management time and attention, and we could incur costs, which could negatively affect our business, results of operations and cash flows. We expect to receive repayment of this remaining balance during the three months ending June 30, 2009.

As disclosed elsewhere herein, during the nine months ended March 31, 2009, four construction customers accounted for approximately 95.8% of Jin Ma Construction’s revenue. The nature of Jin Ma Construction’s business is that at any given time it will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. In addition, if Jin Ma Construction does not successfully manage its business so that it has new projects ready to start as current projects are completed its revenues will decline which will materially adversely impact our liquidity and operations in future periods.

Operating Activities

Net cash flow used in operating activities was $5,644,976 for the nine months ended March 31, 2009 as compared to net cash provided by operating activities of $621,580 for the nine months ended March 31, 2008, a decrease of $6,266,556. For the nine months ended March 31, 2009, net cash flow used in operating activities was primarily due to by an increase in accounts receivable of $4,247,794, an increase in construction in progress of $9,495,098, and a decrease in taxes payable of $1,736,158 offset by net income of $3,287,115, the add back of non-cash items such as interest expense from amortization of debt discount of $1,227,938 and depreciation expense of $644,927, an increase of $174,040 in costs and estimated earnings in excess of billings, an increase of note receivable of $200,568, and an increase of $3,853,331 in accounts payable and accrued expenses.

Net cash flow provided by operating activities was $621,580 for the nine months ended March 31, 2008. This was primarily due to our net income of $392,269, add add-back of non-cash items such as depreciation of $362,126, bad debt expense of $796,875, stock-based compensation of $156,680, interest expense from amortization of debt discount of $545,750, a decrease in real estate held for sale of $815,288, and an increase in accounts payable and accrued expenses of $1,698,293, offset by an increase in accounts receivable of $647,734, an increase in cash used to fund construction in process of $2,719,216, the payment of taxes payable of $346,164, a decrease in advances from customers of $433,432, and an increase in billings in excess of costs and estimated earnings of $122,978.

Investing Activities

Net cash flow provided by investing activities was $3,921,364 for the nine months ended March 31, 2009 as compared to cash used in investing activities of $3,160,851 for the nine months ended March 31, 2008. For the nine months ended March 31, 2009, cash provided by investing activities consisted of cash provided by repayment of amounts due from related party of $1,689,469 and cash received from the return of deposit on prepaid land use rights of $2,249,295 offset by $17,400 cash used for purchase of property and equipment. For the nine months ended March 31, 2008, cash used in investing activities consisted of cash used for the purchase of property and equipment of $1,900,345, $854,866 which included heavy equipment for the construction segment and the payments of a deposit on land use rights of $1,351,923, offset by an increase in due from related parties of $83,424.

Financing Activities

Net cash flow provided by financing activities was $264,058 for the nine months ended March 31, 2009 which was attributable to proceeds from sale of common stock of $118,000 and proceeds from loans of $146,058. Net cash flow provided by financing activities was $4,202,927 for the nine months ended March 31, 2008 which was primarily attributable to proceeds received from the sale of our common stock of $2,219,252, net proceeds from convertible debt of $2,183,000, and capital contributions of $140,507 offset by the repayment of loans of $135,192 and the payment of placement fees of $204,640.

Other than our existing cash we presently have no other alternative source of working capital. We have no operations other than the Contractual Arrangements with the Jin Ma Companies and, accordingly, we are dependent upon the quarterly service fees due us to or for the receipt of working capital from the Jin Ma Companies to provide cash to pay our operating expenses. To date, no quarterly service fees have been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At March 31, 2009 we were owed $11,300,000 in service fees, which such amount remains outstanding as of the date of this report. In addition, we transferred $1,800,000 of the net proceeds from the November 2007 sale of the 10% secured convertible debentures to the Jin Ma Companies in the form of an unsecured, interest free advance for use by the Jin Ma Companies in their operations and to fund their registered capital requirements under PRC wholly-owned foreign enterprise rules. This amount remains outstanding and we do not have an understanding with the Jin Ma Companies regarding the repayment of the amounts advanced to that company.

Our CEO is also the CEO and principal shareholder of the Jin Ma Companies. Accordingly, we are solely reliant upon his judgment to ensure that quarterly services fees are paid and that the funds advanced to the Jin Ma Companies are repaid to us. The Jin Ma Companies had previously represented to us that they intended to either pay all or a portion of the fees due us and/or repay all or a portion of the amounts advanced to them to ensure that we had sufficient capital to make the interest and principal payments on the 10% secured convertible debentures. The interest payments are due quarterly and the principal in the aggregate amount of $2,183,000 was due in March 2009. The Jin Ma Companies, however, did not pay such amounts and, accordingly, we were unable to pay the debentures when they become due on March 31, 2009. As described earlier in this section, under the terms of the Securities Purchase Agreement and debentures, and Event of Default occurred as a result of our failure to timely pay the principal and interest on the debentures. These amounts remain outstanding as of the filing date of this report.

We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. If the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

The Jin Ma Companies have historically funded their capital expenditures and ongoing development projects from their working capital. The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future development, the Jin Ma Companies will need to raise funds to develop their projects by obtaining mortgage financing from local banking institutions with which it has done business in the past. As the PRC raised the reserve requirements for RMB deposits of depository institutions and increased loan interest rates several times in 2008, which will result in stricter bank loan qualification and longer approval time, Jin Ma Companies expect some of its customers might have problems obtaining necessary capital to make payments and/or start new projects with Jin Ma Companies in 2009. As a result, Jin Ma Companies’ ability to generate sufficient cash flow to meet their obligations and fund operations could be negatively impacted. Additionally, Jin Ma Companies might also face increased scrutiny when securing loans for working capital purposes. The Jin Ma Companies believe that adequate cash flow will be available to fund its historic operations.

On May 8, 2008 Jin Ma Construction signed an agreement to form a joint venture with two development stage companies, Erlianhaote Hengyuan Wind Power Company, Ltd. and Inner Mongolia Inner Mongolia Tianwei Wind Power Equipment Company, Ltd.. Under the agreement, Jin Ma Construction is proposing to invest approximately $100 million (RMB 700 million) which will be used to construct a wind power plant and as capital to fund the construction of a manufacturing facility to build wind power generator modules to be used at the wind power plant. It is anticipated that Jin Ma Construction will own 60% of these new entities. Additional capital investments are intended to be made by all parties based upon a 60%/40% relationships. As of the date of this report, the Jin Ma Companies have not made any capital investments into the wind power project. According to the signed wind power project agreement, the Jin Ma Companies will only be obligated to make capital investments after the government has approved the two wind power companies to change their business licenses, patent certificate, registered trademark certificate with property rights, and other related documents to include the Jin Ma Companies as a 60% owner of the two wind power companies. The two wind power companies have not met the criteria to transfer the related certificates and documents mentioned above to include the Jin Ma Companies as required. As a result, the Jin Ma Companies are not presently obligated to make any of the investment.

In addition to the satisfaction of these contractual commitments, Jin Ma Construction’s ability to proceed with the proposed joint venture is subject to its raising the capital necessary to fund the project. As described elsewhere herein, the ability of the Jin Ma Companies to raise capital is somewhat limited and the debentures contain certain contractual restrictions on our ability to raise additional debt financing. As a result, the Jin Ma Companies have not been successful in its efforts to raise the necessary capital to proceed with this project once the contractual commitments have been satisfied. There are no assurances the Jin Ma Companies will be able to raise the necessary capital and, if necessary capital cannot be raised in the future, it is likely that it will terminate this project.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Jin Ma Real Estate guarantees a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For the nine months ended marc h31, 2009 and 2008, the liability for guarantor’s obligation was not material.

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

The following tables summarize our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Other Indebtedness *	$4,799,580	$1,498,189	$3,301,391	—	—
Convertible debt	2,183,000	2,183,000	—	—	—
Accrued liquidated penalties	125,000	125,000	—	—	—
Interest payments and penalties on convertible debt	273,300	273,300	—	—	—
Total Contractual Obligations:	$7,380,880	$4,079,489	$3,301,391	—	—

*	ther indebtedness includes long-term loans borrowed from individuals and credit unions.

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

ITEM 3. UANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In May 2008 we were required to restate our financial statements for the three and nine months ended March 31, 2008 to correct an accounting error to properly reflect the accounting for a certain construction project that Jin Ma Construction is currently constructing. We originally recorded this project as a third-party construction project pursuant to our normal revenue recognition policies. However, because Jin Ma Real Estate is a party to an agreement to sell these buildings to a third party and will received annual payments for a period of 26 years, we have subsequently determined that the proper accounting for this construction project should have been to reflect the costs incurred to date a construction ion process as part of our property and equipment and to eliminate any revenues, cost of sales and related gross profit. This control deficiency in our ability to properly record construction in progress is a material weakness in both our disclosure controls and procedures and our internal control over financial reporting. While we have taken certain remedial steps to correct these control deficiencies, we have an inadequate number personnel in China with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

As described later in this section and elsewhere in this report, in November 2007 we issued and sold $2,183,000 principal amount secured convertible debentures which matured on March 31, 2009. We did not pay these debentures when due and they are currently in default. At March 31, 2009 we owed a total of $2,366,522 to the debenture holders which included $2,183,000 of principal, $55,031 of accrued but unpaid interest, and liquidated damages of $128,491. We advanced $1,800,000 of the net proceeds of this offering to the Jin Ma Companies for working capital. In conjunction with the transaction Messrs. Liankuan Yang and Yang Yang and Ms. Runlan Ma, executive e officers and directors of both our company and the Jin Ma Companies, pledged an aggregate of 19,000,000 shares of our common stock owned by them as additional security for our obligations under the debentures.

As previously disclosed, the Jin Ma Companies had previously represented to us that they intended to either pay all or a portion of the management fees due us which totaled approximately $11,300,000 at March 31, 2009 and/or repay all or a portion of the amounts advanced to them to ensure that we had sufficient capital to make the interest and principal payments on the 10% secured convertible debentures. Mr. Liankuan Yang, our CEO, is also the CEO and controlling person of the Jin Ma Companies.

These amounts, however, were not paid to us which led to the default in the repayment of the debentures. We entered into negotiations with the debenture holders to restructure the payment terms and reached an understanding, subject to the execution of definitive documents, to extend the due date of the debentures and cure the default. This arrangement, which would have resulted in an increase in the amounts due under the debentures as a penalty for our failure to pay the original principal amount at maturity, would have also required us to make principal and interest payments of approximately $382,000 to the debenture holders concurrent with the execution of the definitive agreement. The source of the funds for these repayments was a repayment to us by the Jin Ma Companies of a portion of the amounts owed our company. To date, however, we have been unable to consummate this restructure. Cash on deposit in China is subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. These currency laws have served to hinder Mr. Yang’s and the Jin Ma Companies’ ability to provide the funds to us necessary to restructure the debenture terms.

Under the terms of the Securities Purchase Agreement and debentures, upon the occurrence of an Event of Default (which includes the failure to pay the debentures at maturity) the outstanding principal amount of the debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, becomes, at the holder’s election, immediately due and payable in cash at the Mandatory Default Amount which is defined in the debentures:

•	as the greater of:

•	130% of the outstanding principal amount of the debenture, plus 100% of accrued and unpaid interest here on, or

•

the outstanding principal amount of the debenture, plus all accrued and unpaid interest thereon, divided by the conversion price on the date the Mandatory Default Amount is either (i) demanded (if demand or notice is required to create an Event of Default) or otherwise due or paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and

•	all other amounts, costs, expenses and liquidated damages due in respect of the debentures.

Commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the debentures, the interest rate on the debentures accrues at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

As of the date of this report the debenture holders have not made a formal demand for payment under the terms of the debentures, nor have they taken any actions to foreclose on the collateral pledged to secure the obligations. If the Jin Ma Companies are able to repay us a portion of the amounts due us we intend to use our best efforts to consummate a transaction with the debenture holders to restructure these obligations. However, we have no agreement or understanding with the debenture holders that the terms of the restructure are still acceptable to them. If the debenture holders should be unwilling to consummate the restructure agreement, it is likely that the debenture holders will institute legal proceedings against us to collect the amounts due under the debentures and to foreclose on the pledged collateral. Unless the Jin Ma Companies pay us the amounts due us we do not have the funds necessary to satisfy our obligations to the debenture holders. If the debenture holders successfully foreclose on the pledged collateral that would result in a change of control of our company as those securities represent approximately 36% of our outstanding common stock. There occurrence of any of these events would be materially adverse to our ability to continue our business as it is presently conducted.

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

Gold Horse International, Inc.

Date: May 20, 2009	By: /s/ Liankuan Yang

Liankuan Yang

Chief Executive Officer, principal executive officer

Date: May 20, 2009	By: /s/ Adam Wasserman

Adam Wasserman

Chief Financial Officer, principal financial and accounting officer