Form 10-K
period 2009-06-30
GOLD HORSE INTERNATIONAL, INC.
filed 2009-10-19
CIK 1111284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,990,825 on December 31, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 58,073,603 shares of common stock are issued and outstanding as of October 10, 2009.

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

i

GOLD HORSE INTERNATIONAL, INC.
FORM 10-K
TABLE OF CONTENTS

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People’s Republic of China (“PRC”), our ability to implement our strategic initiatives, our access to sufficient capital, our ability to satisfy our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors”. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

          Our web site is www.goldhorseinternational.com. The information which appears on our web site is not part of this report.

          Our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars. In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars. These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

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

•

“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction, and Jin Ma Hotel, which are variable interest entities under contractual arrangements with us and whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise;

•	“PRC” or “China” refers to the People’s Republic of China.

iii

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

          Jin Ma Hotel. Founded in 1999 and formally registered in April 2004 as a limited liability company in Hohhot City, Jin Ma Hotel owns, operates and manages the Inner Mongolia Jin Ma Hotel. The hotel contains 22 rooms with extensive catering and entertaining facilities and offers guests the option to participate in traditional Chinese ceremonies in its restaurant and banquet facilities. In 2006, Jin Ma Hotel completed major renovations to improve comfort and fresh décor. The hotel had a 95% occupancy rate in 2008 and a 96% occupancy rate in 2009. Hohhot City is a popular tourist destination, especially during the summer. In 2001, the Hohhot Tourism Bureau certified the Hotel as a two-star hotel, pursuant to the PRC Standard and Star Rating for Tourism and Foreign Use Hotels. The two-star hotel is conveniently located 15 kilometers from the Hohhot Baita Airport, three kilometers from the train station, and is targeted toward price-sensitive travelers. For a description of the Hotel’s premises and facilities, including recent renovations, please refer to the section titled “Hotel Management” in the discussion of our business operations below.

          Jin Ma Real Estate. Jin Ma Real Estate, established in 1999, was formally registered as a limited liability company in Hohhot City in February 2004. Jin Ma Real Estate is a Level Four real estate development company. To meet the qualifications of Level Four real estate development company, the company must

•	have registered capital of at least one million RMB,

•	be engaged in real estate development and be in operation for at least one year,

•	have finished gross floor area (“GFA”) 20,000 square meter construction area in near 3 years or 10,000 square meter construction area in the last year,

•	have finished the construction investment over 20 million RMB in near 3 years or 10 million RMB in the last year,

•	have passed satisfied the quality standard examination for all of its finished projects,

•	employ at least five management personnel and two accounting staffs; and

•	have implemented a standardized system of “Residential Quality Guarantee” and “Residential Instruction Manual” to be issued in connection with the sales of residential units.

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

          Inner Mongolia is also a popular tourism destination, renowned especially for its natural springs. Hohhot City, located in the south-central part of Inner Mongolia, is especially popular during the summer months as a place to escape the heat. An in preparation for 2008 Beijing Olympics, Hohhot City upgraded its transportation infrastructure and in 2007, the Baita International Airport was expanded pursuant to a joint effort by the Inner Mongolia Autonomous Government and China Civil Aviation Bureau, who invested in 1 billion RMB (approximately $146,000,000) for a new terminal covering 35,000 square meters.

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

          The nominal gross domestic product (GDP) of Inner Mongolia in calendar year of 2008 was 776.18 billion RMB (approximately $113.4 billion), a growth of 17.2% from calendar year of 2007. The annual per capita GDP in calendar of 2008 was 32,214 RMB (approximately $4,706), a growth of 16.7% from calendar year of 2007 according to the Inner Mongolia Government website (www.nmg.gov.cn). For Hohhot, in calendar year of 2008, the regional GDP was 131.637 billion RMB (approximately $19.23 billion), an increase of 13.6% from calendar year of 2007 and per capita GDP was approximately 49,606 RMB (approximately $7,247), a growth of 12.2% from calendar year of 2007, according to the Hohhot Government website (www.huhhot.gov.cn).

OVERVIEW OF OUR INDUSTRY SEGMENTS

China’s Real Estate Market

          China’s growing real estate market is primarily the confluence of two factors: the passage of laws protecting property ownership rights by the Chinese central government to encourage homeownership, and rapid urbanization caused by steady internal migrations from rural regions to cities.

          Prior to the 1990s, all land and housing was owned by the state. Then in 1998, the Chinese central government created the basic building block of a market economy in real estate - a transferable ownership interest. This interest, known as a “land use right”, is not 100% ownership interest as we know it in the West. Rather, the state grants a right for a fixed period - varying from 40 to 70 years - to use a land for the purpose specified in the land use right’s granting charter. Land use rights are transferable, mortgageable, leasable and renewable, and can usually be subdivided. And although the long term implications of land use right are still uncertain as the concept is still relatively new, any such uncertainties have not discouraged real estate investments and developments.

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

Hohhot Real Estate Market Information (Based on statistics from the Hohhot Real Estate Bureau)

          In the first half of fiscal 2009, Hohhot city’s real estate investment amounted to 2.184 billion RMB (approximately $319 million), a decrease of 26.51% compare to the same period last year and consisted of the following:

•

Investment in commercial and residential building amounted to 1.67 billion RMB (approximately $244 million), a decrease of 26.95% compared to the same period last year which represents 76.47% of all real estate invested;

•

Investment in affordable housing amounted to 219 million RMB (approximately $32 million), an increase of 30.36% compared to the same period last year, which represents 10.03% of all real estate invested;

•	Other real estate investment amounted to 295 million RMB (approximately $43 million), a decrease of 43.02% compared to the same period last year, which represents 13.50% of all real estate invested.

          Land purchases amounted to 375,200 square meters, a decrease of 33.71% compared to the same period of last year. The area of developed land was 271,700 square meters, a decrease of 64.78% compared to the same period last year. The area of will be developed land was 2,859,600 square meters, a decrease of 11.53% compared with the same period last year.

          Due to global financial crisis and China relative weak real estate market, we anticipate Hohhot real estate market will maintain at its current level with nominal increase in the near future.

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

          Although hotel industry is growing currently, in the calendar year of 2008 and first half calendar year of 2009, the tourism is declining due to the worldwide financial crisis. According to the China National Tourism Administration, China is now ranked fourth in the world in terms of overseas tourist arrivals, and the World Travel Organization predicts China will become the number one global tourism destination by 2020. China received 24.3 million overseas visits in calendar year of 2008, down 6.83% from calendar year of 2007, according to the Chinese National Tourism Administration. Business tourists account for 23.34% of all foreign visitor arrivals in calendar year of 2008. China received 10.2 million foreign visitor arrivals in the first half calendar year of 2009, down 19.26% from comparable period of calendar year of 2008. Business tourists currently account for 24.01% of all overseas visits and this sector is anticipated to grow to support the expanding economy and warming up worldwide economy. The country is now competing head on with other global tourism destinations.

          Although the national tourism is slowing down due to the global financial crisis in fiscal 2009, the regional tourism in Inner Mongolia is prosperous. The growing popularity of Inner Mongolia as a tourism destination, and the importance of Hohhot City as the gateway to the region, is demonstrated by the number of foreign hotel operators that are expanding their operations in the city. To further elevate the level of China’s tourist service, as well as promote the protection, development, management and construction of tourist spots and destinations, the central government has actively promoted the use of rating systems throughout the hotel industry. China had 13,583 star-ranked tourist hotels nationwide by the end of 2007, up 6.5% year to year. Our Hotel was certified as a two-star facility in 2001 by the Hohhot Tourism Bureau.

          We expect our hotel industry will keep in its current level in the near future.

THE JIN MA COMPANIES BUSINESS OPERATIONS

          Through the three Jin Ma Companies, we operate in three reportable segments:

•	construction,

•	hotel and banquet facility management, and

•	real estate development.

The Construction Business

          The construction business derives revenue primarily from services in general contracting, pre-construction planning and comprehensive construction management services in Hohhot City. Its duties as general contractor typically include planning, preparing and organizing each phase of the construction, applying and securing all governmental certificates required for the specific project, coordinating and supervising construction crews and work progress, inspecting and ensuring the quality of the construction, and accounting and distributing construction funds for which it earns gross profit of approximately 14%.

          Jin Ma Construction is presently dependent upon revenues from a limited number of customers. For the year ended June 30, 2009, four construction projects accounted for 89.5% of total consolidated revenues (13.0%, 20.6%, 33.1% and 22.8%, respectively) and $11,076,151 of accounts receivable due from these customers. For the year ended June 30, 2008, four construction projects accounted for 86% of its revenues (10.3%, 38.2%, 24.1% and 9.4%, respectively) and $7,815,051 of accounts receivable due from these customers.

          Generally, all construction projects are performed for third party customers and we recognized revenues pursuant to our normal revenue recognition policy, except as noted below. During the years ended June 30, 2009 and 2008, we have performed general contracting, construction management and building design services on the following residential apartment and retail/commercial properties in the City of Hohhot in China:

Name	Location	Property Type	Number of Buildings and/or Units	Date of Completion

Xiao Kang Xin Cun Residential Apartments (Phase I )	Tabuban, Hohhot	Residential	15 buildings	October 2007

Xiao Kang Xin Cun Residential Apartments (Phase II)	Tabuban, Hohhot	Residential	15 buildings	December 2007

Police Station and Prison Barracks	Number Two Prison of Hohhot	Government building	One building	February 2008

Riverbank Garden Community (Phase 1)	In SaiHan district of Hohhot	Residential	One building	May 2008

Riverbank Garden Community-He Ban Garden (Phase 2)	In Sai Han district of Hohhot	Residential	Nine buildings	November 2008

AiBo Garden (Phase 1)	Hui Min District, Hohhot	Residential Buildings	Multiple	November 2008

AiBo Garden (Phase II)	Hui Min District, Hohhot	Residential	Multiple	June 2009

Tian Fu Garden (Phase I and II)	Xin Cheng District, Hohhot	Residential	Multiple	November 2008

Lanyu Garden (No. 3 Residential Building)	Hohhot	Residential Buildings	One building	December 2009 (estimated completion date)

Fu Xing Committee Bath Center Project	Xin Cheng District, Hohhot	Commercial Building	One building	December 2009 (estimated completion date)

Xiao Kang Xin Cun Residential Apartments (Phase I and II). Xiao Kang Xin Cun Residential Apartments are located in the Tabuban District in Hohhot City. This Level Two Project was developed by the Village Committee for the Tabuban Village in the Huimin District of Hohhot City. The project consisted of 15 buildings and 2,630 residential units. The project was completed in December 2007.

Police Station and Prison Barracks. This project included one building in the Number Two Prison of Hohhot City. Construction started on the project in August 2007 and was completed in February 2008.

Riverbank Garden Community (Phase 1 and II). Riverbank Garden Community (Phase 1) included four buildings. Riverbank Garden Community (Phase II) included nine buildings. The project is located in the Sai Han District of Hohhot City.

AiBo Gardens (Phase I). This project included multiple buildings. It is located in the Hui Min District of Hohhot City. Construction started in April 2008 and was completed in November 2008.

AiBo Gardens (Phase II). This project included multiple buildings. It is located in the Hui Min District of Hohhot City. Construction started in April 2008 and was completed in June 2009.

Tian Fu Garden (Phase I and II). The project included multiple buildings. It is located in the Xin Cheng District of Hohhot City. Construction started in April 2008 and was completed in November 2008.

Lanyu Garden (No.3 Residential Building). When completed, this will consist of one 28,000 square meter buildings. It is located in Hohhot City. Construction will commence in October 2008 and Jin Ma Construction expects to complete the project in December 2009.

Fu Xing Committee Bath Center Project. When completed, this will consist of one 46,054 square meter buildings. It is located in Xin Cheng District, Hohhot City. Construction will commence in November 2008 and Jin Ma Construction expects to complete the project in December 2009.

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

          Competitive Strengths

Jin Ma Construction is in competition with other construction companies in Hohhot City and Inner Mongolia, some of which are larger and have greater financial resources than ours. These include Inner Mongolia Third Construction Company and Hohhot City Construction Company. Nevertheless, Jin Ma Construction believes that it can effectively compete with these companies. Jin Ma Construction is one of the first construction companies in the region, and it has gained a solid reputation based on the quality of its work and an established track record spanning a diverse array of projects. Through numerous government projects that it has been complemented, Jin Ma Construction has established an excellent working relationship with the local and regional governments, and it will continue to act as general contractor in many ongoing government projects. All of its engineering and technical staffs are certified in their respective fields, and many, such as its construction manager and its technical director, have involved in the industry and with Jin Ma Construction for over 20 years. Since 2004, Jin Ma Construction had been independently audited and certified as being in conformance with the ISO 9001:2000 standards for quality management system, the ISO 140001:1996 standards for environmental management system, and the GB/T28001:200 standards for occupational safety management system. These certifications, while not mandated by law, provide Jin Ma Construction with a competitive edge over many of its competitors that are not similarly certified, in that they lend further assurance to its customers in the quality of its work.

The Hotel and Banquet Management Business

          Jin Ma Hotel derives revenue primarily from the sale of food and beverages at its banquet facilities located in the Jin Ma Hotel. Additionally, Jin Ma Hotel received revenues from the rental of its guest rooms. The 22-room hotel is a full-service two-star facility, offering amenities such as restaurant and banquet center. Its guests can also partake in traditional Chinese ceremonies that are offered regularly in its restaurant and banquet facilities. The hotel is located on an approximately 2.16 acre lot, owned by Jin Ma Hotel, and housed in a single building with approximately 5,048 square meters that has been configured for use as the hotel as well as offices on the upper floor of the building for the Jin Ma Companies. The property includes a parking area for 36 cars. Jin Ma Hotel also owns all of the fixtures, improvements, furniture, and the other contents currently used in the business of the hotel.

          Competitive Strengths

          Locally, Jin Ma Hotel’s competition includes the Inner Mongolia Hotel and the Inner Mongolia Zhao Jun Hotel. Additionally, many well-known hotel operators have established their presence in the area, including the Shangri-La Hotel and Resort in late 2007 and the Sheraton Hohhot Hotel in July 2009. Because many of these hotels are aimed towards the luxury segment of the industry, Jin Ma Hotel believes that it have a competitive advantage in attracting those travelers to the city who are more price-sensitive. Jin Ma Hotel offers many of the same amenities available at its higher-price competitors, but without increasing the costs to its guests.

Real Estate Development Business

          During the years ended June 30, 2009 and 2008, Jin Ma Real Estate invested in the following projects:

          1) Inner Mongolia Electrical Vocational Technical School

          In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sale-type capital lease, leased the buildings to the Vocational School and it will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. Since Jin Ma Real Estate does not have any construction licenses, Jin Ma Construction performed all of the construction services on behalf of Jin Ma Real Estate. This project was completed in November 2008 and received the first annual payment in December 2008. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income as payments are received using the installment method. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenue and cost of sales is recognized based on this apportionment, and Jin Ma Construction recognized imputed interest income on the accompanying statement of income.

          2) Inner Mongolia Chemistry College

          Jin Ma Real Estate and Jin Ma Construction have utilized current working capital in the construction of student apartments for the Inner Mongolia Chemistry College situated in Inner Mongolia University City, a compound where many higher education institutions are located. Since Jin Ma Real Estate does not have any construction licenses, Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate. Jin Ma Real Estate will pay Jin Ma Construction all construction costs associated with this project. Once completed, Jin Ma Real Estate will lease the buildings to the college for a period of 20 years. The cost of construction is estimated to be RMB 50 million ($7.3 million), and Jin Ma Real Estate expects the annual investment returns to be approximately RMB 10 million (approximately $1.5 million) for 5 years (from October 2009 to October 2013) and expects the annual investment returns to be approximately RMB 7.5 million (approximately $1.1 million) for 15 years (from October 2014 to October 2028). Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and expects to complete the project in October 2009.

          The costs associated with these projects are reflected on our balance sheet as construction in process and we will not recognize any revenues on this project until the project is complete and we begin receiving lease income, in accordance with FAS No. 66, “Accounting for Sales of Real Estate” and related interpretations. In accordance with terms of the agreements, at the end of the lease terms, ownership of the buildings will be transferred to Inner Mongolia Chemistry College. During the term of lease, Jin Ma Real Estate will not have additional commitments to the Inner Mongolia Chemistry College, other than the customary construction warranties.

          3) The Procuratorate Housing Estates (Jian Guan)

          When completed, Procuratorate Housing will comprise of five buildings containing 600 residential apartment units sitting on 60 acres. This project is a joint effort with Jin Ma Construction, which will be serving as the general contractor for the construction of this project. In May 2008, improvements to the land began and the construction was commenced in July 2009, as Jin Ma Real Estate have completed the design and planning for this project, and its anticipated completion date is December 2009. Procuratorate Housing is located in the Yu Quan District of Hohhot City.

Jin Ma Real Estate’s Business Strategy

          Prior to fiscal 2008, Jin Ma Real Estate designed, developed, marketed and sold high-quality, affordable homes in apartment high-rises, which were targeted at Chinese middle income families. It also designed, developed, marketed and sold these homes in mixed-use development projects. Its development projects are all in Hohhot City.

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

          Although Jin Ma Real Estate does not have any units available for sale nor does it have any buildings in process for sale as individual units, it plans on designing, developing, and marketing residential high-rise apartments in the later part of fiscal 2010.

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

          Jin Ma Real Estate will continue to focus on Hohhot City for the development of residential communities. Jin Ma Real Estate believes that the size and growth potential of Hohhot City coupled with the ongoing liberalization of the real estate markets offer it considerable growth opportunities. Although Jin Ma Real Estate intends to develop additional residential communities and mixed-use developments in Hohhot City proper and surrounding areas that are within reasonable commuting distance to Hohhot City, recently the Chinese authorities have introduced stricter rules for land-use rights, there are more stringent capital requirements for banks. These new regulations have the potential to negatively impact the growth of our real estate business. Jin Ma Real Estate believes that the following features of Hohhot City represent continuing growth opportunities for it in the city:

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

          Jin Ma Real Estate selects superior sites and carefully evaluates the feasibility of each project. It believes that securing a good location is a major factor in the success of a property development project. It considers the following factors when it evaluates it property development sites:

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

Jin Ma Real Estate’s Customers

          Its target market for residential customers is Chinese middle income families in key urban markets who want to become home owners in a planned community. It classifies a typical family income of RMB 36,000, or approximately $ 5,260, per year as middle income earners. It believes that families earning this income will be able to purchase its houses costing approximately RMB 200,000, or approximately $29,000, through a down payment of 30% or approximately RMB 60,000, or approximately $8,800, with the balance financed by a bank mortgage having a repayment period ranging from five to 10 years, resulting in a monthly payment of between RMB 1,500 to RMB 2,000, or approximately $220 to $290.

          For each development project, Jin Ma Real Estate designates specific employees as a team to handle the related sales and marketing activities. Subject to market conditions and government approval by the relevant land administration bureau, it seeks to pre-sell its development projects at an early stage. It will also arrange with one or more banks to provide mortgage loan facilities to home purchasers for up to 70% of the home purchase price, substantially all of which is guaranteed by Jin Ma Real Estate until the homes are delivered to the buyers. Its sales and marketing strategy involves the following key elements:

•

offering a financing package for home buyers which pre-qualifies home buyers for a 70% mortgage with only a small down payment, or booking fee, which is typically no more than RMB 60,000, or approximately $8,800, and the balance of the purchase price paid over a staggered period between one to two months;

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

Pre-Sale of Jin Ma Real Estate Apartment Units

          Jin Ma Real Estate will seek to pre-sell homes in the several phases in its development as early as possible, subject to market conditions and regulatory constraints. Pre-sales occur when units of a project are sold while the project is still under construction. Under Chinese law, pre-sale is only permitted if a pre-sale permit has been granted by the relevant land administration bureau to the project which is still under construction. Pre-selling allows Jin Ma Real Estate to begin marketing its development before it would otherwise be able to do so, and shortens the time during which it has market exposure for the construction and other expenses of its developments. Pre-sales also allow Jin Ma Real Estate to improve its working capital management by accelerating its cash inflow and to minimize market risks associated with its development projects.

          In a pre-sale, the first step is that the home buyer pays an initial booking fee. The home buyer then pays 30% of the purchase price less the booking fee upon the execution of a sales and purchase agreement. The remaining 70% must be paid over a staggered period between one to two months although, in most instances, it is paid by the bank providing the mortgage financing upon execution of the sales and purchase agreement. During fiscal 2009, there was no Jin Ma Real Estate’s unit was presold. In fiscal 2008, only a small percentage of Jin Ma Real Estate’s units were presold. It plans on using its best efforts to increase the amount of presold units in the future.

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

Project Finance

          Jin Ma Real Estate has financed and plans to finance the development of its development projects through bank borrowings, proceeds from the pre-sale of portions of its development projects, credits provided by its contractors and through its internally generated funds. Because each development project will require a substantial amount of capital to finance its construction cost, it is Jin Ma Real Estate’s policy to control the timing of the launch of each of its development projects and the phases of these projects.

Competitive Strengths

          The development and sale of residential and commercial real estate markets in China are subject to intense competition. Jin Ma Real Estate competes with numerous small and large developers for sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. It also competes for sales with individual resale of existing homes and condominiums and available rental housing. Jin Ma Real Estate believes that it compares favorably to other developers in the Hohhot City area in which it operates, due primarily to its experience within this geographic market, and its responsiveness to market conditions enables it to capitalize on the opportunities for advantageous land acquisitions in desirable locations. Its competitors include the Inner Mongolia Ju Hua Real Estate Development Co., Ltd., Inner Mongolia Chi Cheng Real Estate Development Co., Ltd., Hohhot Jia Di Real Estate Development Co., Ltd. and Inner Mongolia Nai Lun Real Estate Development Co., Ltd., many of whom have greater financial, managerial, marketing and other resources than these of Jin Ma Real Estate. Residential and commercial property developers compete not only for property buyers, but also for desirable properties, raw materials and skilled subcontractors. Jin Ma Real Estate also expects that continued economic development of China in general and in Hohhot City in particular will be accompanied by further property development and expansion. It believes that its principal competitive strengths are as follows:

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

Real Estate Development

          The supply of land is controlled by the Chinese government. All such purchases of land are required to be reported to and authorized by the regional government of Inner Mongolia and/or the municipal government of Hohhot City. In October 2007 new laws took effect governing a wide range of matters affecting real property which impacted Jin Ma Real Estate’s acquisition of land use rights during fiscal 2009 and 2008, and which may have the potential to negatively impact the growth of its real estate business in future periods.

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

Employees

          As of September 30, 2009, the Jin Ma Companies collectively had a total of 487 full time employees. Jin Ma Construction accounted for 260 employees, including 33 management personnel; Jin Ma Hotel accounted for 180 employees, including 32 management personnel; Jin Ma Real Estate accounted for 37 employees, all of which are management and sales personnel; and Inner Mongolia (Cayman) Technology & Development Ltd has five administrative employees. Management of the Jin Ma Companies believes that its relations with its employees are good.

          We are required, as are the Jin Ma Companies, to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, in accordance with relevant regulations. In the last two fiscal years, the Jin Ma Companies contributed, in the aggregate, approximately $56,000 and $22,000 for the fiscal years ended June 30, 2009 and 2008, respectively. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

ITEM 1.A RISK FACTORS

          You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this annual report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Overall Business Operations

We do not have any operations other than pursuant to the Contractual Arrangements with the Jin Ma Companies. The term of those Contractual Arrangements is only for 10 years and there are no assurances those agreements will be renewed.

          Neither Gold Horse International nor its subsidiaries Gold Horse Nevada or Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. All of the Jin Ma Companies’ assets and operations are located in the PRC. As described in the financial statements included elsewhere in this report, substantially all of the assets and liabilities at each of June 30, 2009 and June 30, 2008 and the results of operations for the fiscal years ended June 30, 2009 and 2008 are those of the Jin Ma Companies.

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

We have approximately $1,100,000 of convertible debentures and $4,770,026 of other debt coming due within the next year and we do not have the funds available to satisfy these obligations. The debentures are secured by all of our assets and a controlling interest in our company.

          On December 31, 2009, $1,091,500 of principal and approximately $49,663 of accrued but unpaid interest becomes due under our amended and restated 14% secured convertible debentures. In addition, between July 2009 and June 2011approximately $4,800,140 of debt becomes due and payable. Currently, we do not have sufficient funds to satisfy the current portion of the amended and restated 14% secured convertible debentures or the other debt. As the debentures have already been extended once it is unlikely the debenture holders will consent to any further extension and, while we may seek to extend the due dates of the other obligations, there are no assurances that we will be successful in our efforts. As described elsewhere herein, the terms of the amended and restated 14% secured convertible debentures make it difficult for us to raise additional capital. While we are actively seeking to raise additional capital, we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If we were to fail to pay the current installment of the amended and restated 14% secured convertible dentures when due and were unable to restructure this obligation, the debenture holders may seek to foreclose upon our assets and the shares of common stock owned by our management which serve as additional collateral. While the ability of the debenture holders to foreclose on any of the assets of the Jin Ma Companies is doubtful, a change of control of our company would occur which could impact our ability to continue our operations as presently conducted. In that event, you could lose your entire investment in our company.

Our President and CEO are also the CEO and founder of the Jin Ma Companies. We are not receiving the benefit of certain terms of the Contractual Arrangements and there are no assurances that the conflicts of interest between obligations to our company and obligations to the Jin Ma Companies will be resolved by Mr. Yang in our favor.

          Our President and CEO are also the founder and CEO of the Jin Ma Companies. Pursuant to the Contractual Arrangements we have the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring approval by their respective members. While the Contractual Arrangements effectively grant us operating control of the Jin Ma Companies, it is possible that conflicts of interest related to these rights may occur between us and the Jin Ma Companies which may not be resolved to our benefit.

          In addition, while the terms of the Contractual Arrangements provide that we are to be paid quarterly service fees equal to the net profit of the Jin Ma Companies, such payments have not been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At June 30, 2009 approximately $14.4 million is due to us by the Jin Ma Companies which remains unpaid as of the date hereof. Although we have no business and operations other than pursuant to the terms of the Contractual Arrangements, we incur operating expenses related to our public company reporting requirements including legal and accounting fees and other professional fees. Additionally, we incur interest expense on the amended and restated 14% secured convertible debentures (at an annual rate of 10% before March 2009) according to the debenture and warrant amendment agreement dated May 18, 2009 and it is possible that we will be required to pay substantially all of this interest in cash. While the Jin Ma Companies have represented to us that they intend to pay either all or a portion of the accrued fees and/or repay all or a portion of the advances so that we can meet our obligations under the amended and restated 14% secured convertible debentures, it is possible that such amounts will not be paid, or that any other conflicts of interest which may arise between our company and the Jin Ma Companies related to their obligation to pay the amounts due us will be resolved in their favor which could adversely impact our ability to pay our obligations and operating expenses in future periods.

We have lent substantially all of the net proceeds from our completed financing to the Jin Ma Companies on an interest free, unsecured basis. If these amounts are not repaid, or if the Jin Ma Companies do not begin paying their quarterly service fees, it is possible that we will not have sufficient capital to pay our operating expenses which could result in a removal of our common stock from quotation on the OTC Bulletin Board.

          We received net proceeds, after offering expenses, of approximately $1,993,000 from the first closing of the sale of our secured convertible debentures. Upon the receipt of the funds, we transferred $1,800,000 to the Jin Ma Companies in the form of an unsecured, interest free advance for use by the Jin Ma Companies in their operations and to fund their registered capital requirements under PRC wholly-owned foreign enterprise rules. We retained the balance to fund our operating costs which are primarily professional fees incurred in complying with the audit and reporting requirements of the Securities and Exchange Commission. We do not have an understanding with the Jin Ma Companies regarding the repayment of the amounts advanced to that company. During fiscal 2009, the Jin Ma Companies have repaid a portion of the balance amounting to $254,970 to fund our operations and to pay interest due on our secured convertible debentures. If the Jin Ma Companies does not continue to repay us, we may not have sufficient capital to pay our operating expenses.

We may require additional capital in the future, which may not be available on favorable terms or at all.

          Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement the expansion of our production capabilities. We anticipate that we will need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Our ability to presently raise capital may be limited by the terms of the amended and restated 14% secured convertible debentures. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences, and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to pay our obligations as they become due, fully implement our business strategy, and our business, results of operations, and financial condition would be adversely affected.

It is likely that we will pay the interest on our amended and restated 14% secured convertible debentures in shares of our common stock which will be dilutive to our shareholders.

          Under the terms of the amended and restated 14% secured convertible debentures we are permitted to pay a portion of interest due on those debentures in the form of shares of our common stock instead of cash. On September 30, 2009, we elected to pay a portion of interest due of $40,540 into approximately 405,400 shares of our common stock. The issuance of shares of our common stock as interest payment will be dilutive to our shareholders.

The Jin Ma Companies have engaged in a number of related party transactions which could adversely impact our company in future periods. Certain of these related party transactions violate provisions of the Sarbanes-Oxley Act of 2002.

          Prior to fiscal 2008, from time to time the Jin Ma Companies had advanced the Jin Ma Group, companies related through common ownership by their CEO, with funds for working capital. Mr. Yang, who is the CEO of the Jin Ma Companies, is also our CEO and a principal shareholder. At June 30, 2009, these related entities owed the Jin Ma Companies approximately $33,000 which was repaid in the second quarter of fiscal 2010. These advances are non-interest bearing, are unsecured and payable on demand. These advances could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. If it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, we could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Jin Ma Companies have discontinued this practice of providing advances to its related parties.

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

          Jin Ma Construction is presently dependent upon revenues from a limited number of customers. For the year ended June 30, 2009, four construction projects accounted for 89.5% of total consolidated revenues (13.0%, 20.6%, 33.1% and 22.8%, respectively) and $11,076,151 of accounts receivable due from these customers. For the year ended June 30, 2008, four construction projects accounted for 86% of its revenues (10.3%, 38.2%, 24.1% and 9.4%, respectively) and $7,603,725 of accounts receivable due from these customers.

          The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Four customers represented approximately 89.5% of our consolidated revenues for fiscal 2009. These included the construction projects Riverbank Garden Community (Building 5 to 8 and Phase II), the Tian Fu Garden residential project (Phase I and II), the Ai Bo Garden residential apartment project and Fu Xing Bath Center, provided approximately 13.0%, 20.6%, 33.1% and 22.8% of net revenues, respectively. Four customers represented approximately 86% of our revenues for fiscal 2008. These included the construction projects Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban), the Riverbank Garden Community, the Tian Fu Garden residential project and the Ai Bo Garden residential apartment project, which provided approximately 10.3%, 38.2%, 24.1% and 9.4% of net revenues, respectively.

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

We could experience a reduction in revenues or reduced cash flows if we are unable to obtain reasonably priced financing to support our construction projects and land development activities.

          The construction industry and real estate development industry are capital intensive, and development requires significant up-front expenditures to acquire land and begin development. Accordingly, we may incur substantial indebtedness to finance our construction and land development activities. Although we believe that internally generated funds and current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development, and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financing and or securities offerings. The availability of borrowed funds, to be used for land acquisition, development, and construction, may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. The failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.

Risks Relating to Construction Operations

If Jin Ma Construction is unable to accurately estimate and control its contract costs and timelines, then it may incur losses on contracts, which may result in decreases in its operating margins and in a significant reduction or elimination of profits.

          Revenues from Jin Ma Construction represent a significant portion of the total revenues of the Jin Ma Companies. If Jin Ma Construction does not control its contract costs, it may be unable to maintain positive operating margins or experience operating losses. Jin Ma Construction typically enters into one of three principal types of contracts with its clients: cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. Under fixed-price contracts, it receives a fixed price regardless of what its actual costs will be. Consequently, it realizes a profit on fixed-price contracts only if it controls its costs and prevents cost over-runs on the contracts. Under fixed-price contracts modified by incentive and penalty provisions,

Jin Ma Construction is paid a fixed price that may be increased or decreased based on incentive and provisions in its contracts. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, Jin Ma Construction is reimbursed for allowable costs and fees, which may be fixed or performance-based. If its costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, it may not be reimbursed for all of its costs. Under each type of contract, if Jin Ma Construction is unable to estimate and control costs and/or project timelines, it may incur losses on its contracts, which may result in decreases in its operating margins and in a significant reduction or elimination of its profits.

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

Risks Relating to Real Estate Development Operations

Future Jin Ma Real Estate development projects are heavily dependent on the performance of the residential property market in China, which is at a relatively early development stage.

The residential property industry in the PRC is still in a relatively early stage of development. Although demand for residential property in the PRC has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal, and other factors, most of which are beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information, as well as the overall low level of transparency in the PRC, especially in tier two cities, which have lagged in progress in these aspects when compared to tier one cities. The lack of a liquid secondary market for residential property may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals may further inhibit demand for residential developments

Jin Ma Real Estate’s results of operation and financial condition are greatly affected by the performance of the real estate market.

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

          The existing common practices by property developers to pre-sale properties while still under construction in China involve certain risks. For example, Jin Ma Real Estate may fail to complete a property development which may have been fully or partially pre-sold. In such circumstances, it could find itself liable to purchasers of pre-sold units for losses suffered by them. There can be no assurance that these losses would not exceed the purchase price paid in respect of the pre-sold units. In addition, if a pre-sold property development is not completed on time, the purchasers of pre-sold units may be entitled to compensation for late delivery. If the delay extends beyond a certain period, the purchasers may even be entitled to terminate the pre-sale agreement and claim for damages.

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

Risks Related to Doing Business in China

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

          In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

          We believe our shareholders who are PRC residents, as defined in Circular 75, have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, or that they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

If the PRC enacts regulations which forbid or restrict foreign investment, our ability to grow may be severely impaired.

          We intend to expand our business in areas relating to our present business. We may also expand by making acquisitions of companies in related industries. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses; and

•	requiring that we restructure our ownership or operations.

Any deterioration of political relations between the United States and the PRC could impair our operations and your investment in us.

          The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations and your investment in us, particularly in our efforts to raise capital to expand our other business activities.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

          Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to:

•	the amount of government involvement;

•	level of development;

•	growth rate;

•	control of foreign exchange; and

•	allocation of resources.

          While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Price controls may affect both our revenues and net income.

          The laws of the PRC provide for the government to fix and adjust prices. Although we are not presently subject to price controls in connection with the sale of our products, it is possible that price controls may be imposed in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

          The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”), an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;

•	the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;

•	the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD;

•	the government of the PRC imposes price controls on certain products and our products may become subject to additional price controls; and

•

the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

          As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

Because some of our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

          Most of our executive officers and directors reside in the PRC and a substantial portion of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

          Almost all of our agreements with our employees and third parties, including our supplier and customers, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, it is a system in which decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

          Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

A downturn in the economy of the PRC may slow our growth and profitability.

          The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products.

Uncertainties with respect to the PRC legal system could adversely affect us.

          We conduct our business primarily through our affiliated Chinese entity, Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

          Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

          We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, most of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

          The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

          The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

We rely on dividends paid by our subsidiaries for our cash needs

          We conduct substantially all of our operations through our subsidiaries and affiliates. We rely on dividends from our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We are also required to set aside at least 10.0% of its after-tax profit based on China’s accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. Our subsidiaries are also required to allocate a portion of its after-tax profits to its staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

We face risks related to health epidemics and other outbreaks.

          Our business could be adversely affected by the effects of H1N1 virus or another epidemic or outbreak. Since all of our operations are in China, H1N1 virus, Asian Bird Flu or other epidemic in China in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of health epidemics or any other outbreaks.

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

          We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends is within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Legislative actions and potential new accounting pronouncements may impact our future financial position and results of operations.

          There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes are likely to increase general and administrative costs and expenses. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

          We will be subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Certain of our officers and directors own a substantial portion of our outstanding common stock, which enables them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

          At October 10, 2009, our directors and executive officers control approximately 37.91% of our outstanding shares of common stock. These shareholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us and this control could adversely affect the voting and other rights of our other shareholders.

The exercise of outstanding warrants, the issuance of shares of our common stock as interest on the outstanding notes and the possible conversion of those outstanding notes will be dilutive to our existing shareholders.

          At October 10, 2009 we had 58,073,603 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding:

          • 21,830,000 shares of our common stock issuable upon the possible conversion of $2,183,000 principal amount amended and restated 14% secured convertible debentures, based upon a conversion of $0.10 per share;

          • up to an approximately 800,000 shares of our common stock which we may issue the debenture holders as interest payments; and

          • 10,028,023 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $0.10 per share. The issuance of the shares as interest payment, the exercise of the warrants and/or the conversion of the debentures may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders.

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

The market price for our stock may be volatile and the volatility in our common share price may subject us to securities litigation.

                    The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar and

•	general economic or political conditions in China.

                    In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

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

	High	Low

Fiscal 2008
First quarter ended September 30, 2007	$0.00	$0.00
Second quarter ended December 31, 2007	$2.34	$1.36
Third quarter ended March 31, 2008	$2.50	$0.52
Fourth quarter ended June 30, 2008	$1.16	$0.27

Fiscal 2009
First quarter ended September 30, 2008	$0.51	$0.11
Second quarter ended December 31, 2008	$0.15	$0.08
Third quarter ended March 31, 2009	$0.09	$0.04
Fourth quarter ended June 30, 2009	$0.26	$0.06

Fiscal 2010
First quarter ended September 30, 2009	$0.16	$0.09

          On October 10, 2009, the last sale price of our common stock as reported on the OTCBB was $0.154. As of October 10, 2009, there were approximately 186 record owners of our common stock.

Dividend Policy

          We have never paid cash dividends on our common stock. Subject to the terms of the amended and restated 14% secured convertible debentures, payment of dividends is within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. Under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. So long as the amended and restated 14% secured convertible debentures are outstanding, however, we are prohibited from paying dividends on our common stock.

Recent Sales of Unregistered Securities

           During the period from July 1, 2009 to September 28, 2009, we issued 1,450,000 shares of our common stock in connection with the conversion of $145,000 of convertible debt. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

          On September 10, 2009, we issued 3,055,000 shares of our common stock to pay service fees of $305,500. These shares were valued at $0.10 per share to 6 of our officers and directors as satisfaction for $248,000 of accrued expense and $57,500 as additional compensation. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

ITEM 6. SELECTED FINANCIAL DATA

          Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion of our financial condition and results of operation for the fiscal years ended June 30, 2009 and 2008 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

          Neither Gold Horse International nor its subsidiaries Gold Horse Nevada, Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. Pursuant to the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities”, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this annual report, the assets and liabilities at June 30, 2009 and June 30, 2008 and the results of operations for the years ended June 30, 2009 an 2008 are those of the Jin Ma

Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations.

Default of 10% secured convertible debentures

          As described later in this section and elsewhere in this report, in November 2007 we issued and sold $2,183,000 principal amount secured convertible debentures which matured on March 31, 2009. The debentures, aggregating $2,183,000, which prior to March 31, 2009 accrued interest at 10% per annum, were due on March 31, 2009. The Company failed to repay the debentures on the due date. During May 2009, we entered into negotiations with the debenture holders to restructure the payment terms and reached an understanding, subject to the execution of definitive documents, to extend the due date of the debentures and cure the default. On May 18, 2009, we and the debenture holders signed a Debenture and Warrant Amendment Agreement (the “Amendment Agreement”) and an Amended and Restated 14% Secured Convertible Debenture (the “Exchanged Debentures”). The Jin Ma Companies, however, had been unable to consummate this restructure due to delays caused by China’s State Administration of Foreign Exchange (“SAFE”), the agency that the Jin Ma Companies must get approval from to wire the funds to the debenture holders. On June 30, 2009, we and the debenture holders executed an Amendment to the Amendment Agreement effectively consummating the Amendment Agreement and issuing the Exchanged Debentures thereby ceasing any written or non-written declarations of an event of default under its Securities Purchase Agreement and the related 10% secured convertible debentures and any process to foreclose upon the pledged shares in accordance with the terms of the pledge agreement executed in connection Securities Purchase Agreement. See the discussion below for more details.

          We advanced $1,800,000 of the net proceeds of this offering to the Jin Ma Companies for working capital. In conjunction with the transaction Messrs. Liankuan Yang and Yang Yang and Ms. Runlan Ma, executive officers and directors of both our company and the Jin Ma Companies, pledged an aggregate of 19,000,000 shares of our common stock owned by them as additional security for our obligations under the debentures.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

Principles of consolidation

          Pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46R”), we are required to include in our consolidated financial statements the financial statements of variable interest entities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

          The Jin Ma Companies are considered variable interest entities (“VIE”), and we are the primary beneficiary. On June 29, 2007, we entered into agreements with the Jin Ma Companies pursuant to which we shall receive 100% of the Jin Ma Companies net income. In accordance with these agreements, the Jin Ma Companies shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, Global Rise, and Global Rise shall supply the technology and administrative services needed to service the Jin Ma Companies.

          The accounts of the Jin Ma Companies are consolidated in the accompanying financial statements pursuant to FIN 46R. As a VIE, the Jin Ma Companies sales are included in our total sales, its income from operations is consolidated with our, and our net income includes all of the Jin Ma Companies net income. We do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in the Jin Ma Companies that require consolidation of the Jin Ma Companies financial statements with our financial statements.

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

          Prior to the time when the Jin Ma Companies financial statements were prepared in accordance with U.S. generally accepted accounting policies, the Jin Ma Companies did not record reserves for uncollectable accounts. Following the Contractual Arrangements, in accordance with U.S. generally accepted accounting policies we initially estimated reserves based solely upon the age of the receivable as a historical basis by which the collectability could be reasonably estimated did not exist. Subsequently, a portion of those receivables have been collected. As a basis for accurately estimating the likelihood of collection has been established, the Jin Ma Companies consider a number of factors when determining reserves for uncollectable accounts. We believe that we use a reasonably reliable methodology to estimate the collectability of the Jin Ma Companies accounts receivable and other receivables. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Should we become unable to reasonably estimate the collectability of our receivables, our results of operations could be negatively impacted. At June 30, 2009 and 2008, we have established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $1,002,621 and $1,025,431, respectively, on its total accounts receivable.

          Other receivables amounts were primarily related to advances made to various vendor, subcontractors, and other parties in the normal course of business and the allowance was established when those parties deemed to be unlikely to repay the amounts. At June 30, 2009 and 2008, we have established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $143,974 and $883,875, respectively. The significant allowance for doubtful accounts for the Company’s outstanding other receivables was recorded in fiscal 2007 after the Company made several attempts to collect and significant other receivable amounts were still outstanding for a extended period of time. Management is still attempting to collect these other receivables and has not yet netted the other receivable balance against the specific allowance. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account.

Inventories

          Inventories, consisting of consumable goods related to our hotel operation are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

          We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At June 30, 2009 and 2008, real estate held for sale amounted to $0 and $125,070, respectively.

Advances from customers

          Advances from customers at June 30, 2009 and 2008 of $246,191 and $192,356, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Construction in process

          Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of June 30, 2009 and 2008, construction in process amounted to $10,560,114 and $4,537,240, respectively.

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

          In accordance with FAS 66, “Accounting for Sales of Real Estate”, any gain from sales-type capital lease was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the deferred gain will be recognized into income using the installment method as payments are received. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenue and cost of sales is recognized based on this apportionment and are presented on the income statement. Since the agreement did not have a stated interest rate, we used an imputed interest rate of interest of 6.12%. Principal and the related imputed interest are receivable annually at approximately $700,000 per year. As June 30, 2009, the remaining deferred gain of $50,939 is reflected as a reduction to the note receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

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

Warranty policy

          In accordance with SFAS 5, the Company estimates its liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by its construction defect and expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, there possible clams made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the years ended June 30, 2009 and 2008 were immaterial.

Recent Accounting Pronouncements

          In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning July 1, 2009, and this standard must be applied on a retroactive basis. The adoption of FSP APB 14-1 did not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share, or EPS, pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginnings after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have an impact on our consolidated financial statements.

          In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi). The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

          On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our results of operations or financial condition.

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current “intent and ability” indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS 115-2 and FAS 124-2 will have, but expects that the financial impact, if any, will not be material on its consolidated financial statements.

           In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its fourth quarter and did not have an impact on its consolidated financial statements.

          In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on our results of operations or financial position.

RESULTS OF OPERATIONS

Comparison of Year Ended June 30, 2009 (“fiscal 2009”) and Year Ended June 30, 2008 (“fiscal 2008”)

	For the Years Ended June 30,

	2009	% of Total Revenues		2008	% of Total Revenues

NET REVENUES
Construction	$77,041,208	95.2		$61,714,065	92.2
Hotel	3,515,821	4.3		3,167,483	4.7
Real estate	382,463	0.5		2,032,278	3.1

Total Revenues	80,939,492	100.0		66,913,826	100.0

COST OF SALES
Construction	66,277,041	86.0	*	52,527,085	85.1	*
Hotel	1,945,299	55.3	*	1,763,968	55.7	*
Real estate	300,510	78.6	*	1,244,007	61.2	*

Total Cost of Sales	68,522,850	84.7		55,535,060	83.0

GROSS PROFIT
Construction	10,764,167	14.0	*	9,186,980	14.9	*
Hotel	1,570,522	44.7	*	1,403,515	44.3	*
Real estate	81,953	21.4	*	788,271	38.8	*

Total Gross Profit	12,416,642	15.3		11,378,766	17.0

* Represents percentage of respective segments total revenues

          Net Revenues. For the year ended June 30, 2009, our overall net revenues increased $14,025,666 or 21.0% from $66,913,826 for fiscal 2008 to $80,939,492 for the year ended June 30, 2009. The increase in revenues was mainly due to increased activity in our construction operations which are summarized as follows:

Project Name	For the Year Ended June 30, 2009%			For the Year Ended June 30, 2008%

Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban)	$—	—	*	$6,938,445	11.2	*
Riverbank Garden Community (Buildings 5 to 8 and Phase II)	10,557,604	13.7	*	25,597,072	41.5	*
Tian Fu Garden residential project (Phase I and II)	16,698,666	21.7	*	16,131,665	26.1	*
Ai Bo Garden residential apartment project	26,828,713	34.8	*	8,309,296	13.5	*
Fu Xing Committee Bath Center	18,430,028	23.9	*	—	—
Other	4,526,197	5.9	*	4,737,587	7.7	*

Total construction revenues	$77,041,208	100.0		$61,714,065	100.0

          * Represents percentage of construction segment revenues.

At June 30, 2009, the percentage completed for each respective job is as follows:

% Complete

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	100.0%
Tian Fu Garden residential project (Phase I and II)	100.0%
Ai Bo Garden residential apartment project (Phase I and II)	100.0%
Lanyu Garden Number 3 residential building	55.5%
Fu Xing Committee Bath Center	76.3%

           Jin Ma Construction was recently awarded the Lanyu Garden Number 3 residential building project, which covers a construction area of 28,000 square meters. It began the Lanyu project in October 2008 and expects to complete it in December 2009. Jin Ma Construction was also awarded The Fu Xing Committee Bath Center project, with estimated revenues amounting to RMB 165.8 million ($24.2 million) and an estimated gross profit of approximately $4,500,000, contains one building with a construction area of 46,054 square meters. It began the Fu Xing project in November 2008 and completed the project in December 2009.

          We expect that revenues from the construction segment will continue to generate the majority of revenue in fiscal 2010.

          Revenues for our hotel operations increased slightly from $3,167,483 in fiscal 2008 to $3,515,821 in fiscal 2009, an increase of $348,338 or 11.0%, primarily due to increased sales at the hotels banquet and catering facility. Excluding the effect of the favorable foreign currency exchange rate, revenues from our hotel operations increase approximately 3.7%. As China has also been impacted by the current global economy downturn, potential visitors to the Jin Ma Hotel might have less disposable income to spend on leisure activities which in turn will limit its future growth and reduce its profitability.

          Revenues for our real estate development operation decreased from $2,032,278 for fiscal 2008 to $382,463 for fiscal 2009, a decrease of $1,649,815 or 81.2% due to a lack of inventory of apartment units available for sale. For the fiscal 2009, following the effect date of the PRC Property Right Law in October 2007 which impacted the method by which Jin Ma Real Estate could obtain land use rights to build additional residential projects coupled with a softening in the residential real estate market, Jin Ma Real Estate put more of its focus on completing the two school projects. Accordingly, it has sold all remaining units available for sale in the first quarter of fiscal 2009 which impacted its revenues. Accordingly, we do not presently anticipate that Jin Ma Real Estate will generate any revenues from its historical real estate development operations in the near future.

          In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School. Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sale-type capital lease, leased the buildings to the Inner Mongolia Electrical Vocational Technical School and it will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $701,000 per annum. Since Jin Ma Real Estate does not have any construction licenses, Jin Ma Construction performed all of the construction services on behalf of Jin Ma Real Estate. This project was completed in November 2008 and received the first annual payment in December 2008. Additionally, Jin Ma Real Estate and Jin Ma Construction are responsible for the cost of construction of student apartments for the Inner Mongolia Chemistry College situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate for this project as well. Once completed, Jin Ma Real Estate will lease the buildings to the college for a period of 20 years pursuant to a sale-type capital lease. The cost of construction is estimated to be RMB 50 million (approximately $7.3 million). Upon completion, Jin Ma Real Estate will receive an annual payment of approximately RMB 10 million (approximately $1.5 million) for 5 years (from October 15, 2009 to October 15, 2013) and receive an annual payment of approximately RMB 7.5 million (approximately $1.1 million) for 15 years (from October 15, 2014 to October 15, 2028). Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and expects to complete the project in October 2009. Through June 30, 2009, the Jin Ma Companies have invested approximately $7 million in this project. Currently, the Jin Ma Companies have no plans to continue this business model for its real estate segment due to its capital intensive requirements and in future periods it will recognize revenues, cost of sales and the related gross profit as payments are received based on the installment method.

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

          Cost of Sales. Overall, cost of sales increased from approximately 83% of net revenues for the year ended June 30, 2008, to approximately 84.7% of net revenues for the year ended June 30, 2009. Cost of sales as a percentage of net revenues from our construction operation for fiscal 2009 increased to approximately 86.0% from approximately 85.1% for fiscal 2008. The slight increase in cost of sales in the construction segment was partly attributed to increases in costs for building supplies and labor costs incurred on projects. Cost of sales as a percentage of net revenues for our hotel operation in fiscal 2009 decreased to approximately 55.3% from approximately 55.7% for fiscal 2008. The slightly decrease in cost of sales from our hotel operation in the fiscal 2009 period was primarily attributed to a slight decrease in food and beverage costs. Cost of sales for our real estate development operation as a percentage of net revenues in fiscal 2009 increased to approximately 78.6% from approximately 61.2% in fiscal 2008 due to a decrease in the sale price per unit to reflect the sell-off of all remaining units available for sale as well as the slight gross margin of approximately 1% the Jin Ma Companies recognized on the Vocational School project.

          Gross Profit. Gross profit increased approximately 9.1% from $11,378,766 (approximately 17.0% of overall net revenues) for fiscal 2008 to $12,416,642 (approximately 15.3% of overall net revenues) for fiscal 2009.

          Operating Expenses. For fiscal 2009, overall operating expenses decreased approximately 45.7% from fiscal 2008. This decrease was mainly due to the recording of a one-time gain from bad debt recovery related to the collection of previously written off accounts receivable, a decrease in depreciation and amortization expense, a decrease in salaries and employee benefits, a decrease in hotel operating expenses and a slight decrease in selling, general and administrative expense offset by the increase in loss on disposal of property and equipment as discussed below.

          Hotel Operating Expenses. Hotel operating expense, represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Hotel operating expenses decreased approximately 55.0% for fiscal 2009 from fiscal 2008. Hotel operating expenses were approximately 1.7% of hotel revenues the fiscal 2009 as compared to approximately 4.2% for fiscal 2008. The decrease in the fiscal 2009 period is primarily attributable to a reduction in operating costs from period to period.

          Bad Debt Expense. For fiscal 2009, bad debt recovery amounted to $993,338 as compared to bad debt expense of $294,837 for fiscal 2008, a decrease of approximately 436.9%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Jin Ma Companies periodically review its credit policies and are aggressively pursuing overdue accounts. Accordingly, the Jin Ma Companies bad debt allowance decreased during fiscal 2009 compared to fiscal 2008 since we collected balances previously written off. We cannot guarantee that the Jin Ma Companies bad debt expenses will continue to decrease as China government tightened its monetary policy, some of its customers might begin experiences difficulties in obtaining the necessary capital funding to repay their outstanding receivables.

          Salaries and Employee Benefits. For fiscal 2009, salaries and employee benefits amounted to $935,383 as compared to $1,032,490 for fiscal 2008, a decrease of approximately 9.4%. The decrease in the fiscal 2009 period is primarily attributed to our restriction in employee benefits due to current softening economy.

          Depreciation and Amortization. For fiscal 2009, depreciation and amortization amounted to $847,941 as compared to $1,018,072 for fiscal 2008, a decrease of approximately 16.7%. This decrease was primarily due to the completion of depreciation on certain property and equipment and the disposal of some property and equipment.

          Loss on disposal of property and equipment. For fiscal 2009, loss on disposal of property and equipment amounted to $302,776. We did not have any disposal activity in fiscal 2008.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of commission paid to our sales representative, office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. General and administrative expenses decreased approximately 9.2% for fiscal 2009 compared to fiscal 2008. The decrease was primarily attributed to a decrease in professional fees and a decrease in other selling, general and administrative expenses.

          Total Other Expenses. Total other expenses increased approximately 18.1% for fiscal 2009 from fiscal 2008. The increase is primarily attributable to a decrease in other income of $10,235, a nominal increase in foreign currency loss of $20 and an increase in interest expense of $1,045,883 primarily attributable to an increase of interest incurred on additional borrowings of approximately $411,960 and the increase of interest incurred on our amended and restated 14% convertible secured convertible debentures of approximately $117,168, the accrual of a 10% penalty of $218,300 related to the default provision for non-payment of the convertible debt on the due date, an increase in amortization of non-cash debt discount of approximately $272,875 and amortization of debt issuance costs of approximately $25,580 related to our 10% convertible secured convertible debentures. The increase in other expenses were offset by the recording of a registration right penalty recovery of $117,882 in fiscal 2009 as compared to a registration right penalty expense of $117,882 in fiscal 2008 due to the reversal of the registration penalty previously recorded, and an increase in interest income of approximately $544,823 mainly attributable to the recording of imputed interest income on a note receivable from the sale of the Vocational School project.

          Provision for Income Taxes. Total provision for income taxes increased approximately 21.7% for fiscal 2009 (31.4% of income before income taxes) from fiscal June 30, 2008 (33.8% of income before income taxes). The increase is attributable to an increase in income before income taxes. The decrease in income taxes as a percentage of income before income taxes was attributable to the decrease in the statutory PRC income rate from 33% to 25% on January 1, 2008.

          Net Income. Net income increased approximately 36.0% from fiscal 2008 to fiscal 2009. The increase for fiscal 2009 as compared to fiscal 2008 was due primarily to an increase in revenue and related gross profits and the decrease in operating expenses offset by an increase in interest expense and income taxes. This translates to basic per common share of $0.12 and $0.09, and diluted net income per common share of $0.08 and $0.08, for fiscal 2009 and fiscal 2008, respectively.

          Comprehensive Income. For fiscal 2009 we reported unrealized gain on foreign currency translation of $93,705 as compared to $1,824,171 for fiscal 2008 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of operations and do not have a significant effect on our financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $6,259,010 for fiscal 2009 as compared to $6,356,305 for fiscal 2008.

Liquidity and Capital Resources

           Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

          At June 30, 2009, we had a cash balance of $112,134, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

          Our working capital position decreased $6,780,998 to a working capital of $2,130,684 at June 30, 2009 from $8,911,682 at June 30, 2008. This decrease in working capital in the fiscal 2009 period is attributable to:

•	a decrease in cash and cash equivalents of $1,525,852

•	a decrease in inventories of $29,009

•	a decrease in due from related parties of $1,666,753

•	a decrease in deferred debt costs of $115,110

•	a decrease in real estate held for sale of $125,070

•	a decrease in cost and estimated earnings in excess of billings of $204,998

•	a decrease in deposit on prepaid land use rights of $2,524,877

•	a decrease in current portion of prepaid land use rights of $3,561

•	a decrease in refundable performance deposit of $145,522

•	an increase in current portion of loans payable of $4,274,768

•	an increase in accounts payable of $6,687,709

•	an increase in accrued expenses of $783,608

•	an increase in advances from customers of $53,835

•	an increase in billings in excess of costs and estimated earnings of $14,129

Offset by:

•	an increase in accounts receivable of $4,415,388

•	an increase in current portion of note receivable on sales type lease of $157,923

•	an increase in advances to suppliers of $104,816

•	an increase in other receivable, net, of $1,162,227

•	an increase in prepaid land use rights for resale of $4,041,090

•	a decrease in convertible debt of $955,062

•	a decrease in taxes payable of $537,297

           Our balance sheet at June 30, 2009, reflects notes payable to third parties of $4,800,140 due through September 2012 which were working capital loans made to us by these third parties. These loans bear annual interest rates ranging from 9.45% to 18% and are due between August 2009 and September 2012. Of this amount, approximately $2,900,000 is secured by the assets of the Jin Ma Hotel and the remaining balances are unsecured.

          Our balance sheet at June 30, 2009 reflects a due from related parties of $33,283 which represents advances to a related party for working capital. These advances could also be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002 which prohibits a public company from extending or maintaining credit or arranging for the extension of credit in the form of a “personal loan” to an officer or director. If it is determined that these working capital advances violated Section 402 of the Sarbanes Oxley Act of 2002, we could become subject to SEC investigations and/or litigation, which may not be resolved favorably and will require significant management time and attention, and we could incur costs, which could negatively affect our business, results of operations and cash flows. We expect to receive repayment of this remaining balance during the fiscal 2010.

          As disclosed elsewhere herein, during the year ended June 30, 2009, four construction customers accounted for approximately 89.5% of Jin Ma Construction’s revenue. The nature of Jin Ma Construction’s business is that at any given time it will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. In addition, if Jin Ma Construction does not successfully manage its business so that it has new projects ready to start as current projects are completed its revenues will decline which will materially adversely impact our liquidity and operations in future periods

Operating Activities

          Net cash flow used in operating activities was $6,209,234 for the year ended June 30, 2009 as compared to net cash provided by operating activities of $2,916,092 for the year ended June 30, 2008, a decrease of $9,125,326. For the fiscal year 2009, net cash flow used in operating activities was primarily due to an increase in accounts receivable of $8,226,314, an increase in construction in progress of $13,276,624, a decrease in taxes payable of $545,766 and non-cash item of bad debt recovery of $993,338 offset by net income of $6,165,305, the add back of non-cash items such as depreciation expense of $847,941, interest expense from amortization of debt discount of $1,227,938, amortization of debt issuance costs of $115,110 and loss on disposal of property and equipment of $302,776 and a decrease in inventories of $29,079, a decrease in other receivable of $248,064, a decrease in advance to suppliers of $119,732, a decrease in costs and estimated earnings in excess of billings of $205,770, a decrease in real estate held for sale of $125,501, a decrease in refundable performance deposit of $146,024, an increase in accounts payable and accrued expenses of $7,232,489 and an increase in advances from customers of $53,050 and an increase in billings in excess of costs and estimated earning of $14,029.

          Net cash flow provided by operating activities was $2,916,092 for the fiscal 2008. This was primarily due to our net income of $4,532,134, the add-back of non-cash items such as depreciation of $1,018,072, bad debt expense of $294,837, stock-based compensation of $156,680, interest expense from amortization of debt discount of $955,062, amortization of debt issuance costs of $89,530, loss on disposal and sale of property and equipment of $39,536, a decrease in other receivables of $302,306, a decrease in advance to suppliers of $116,941, a decrease in real estate held for sale of $1,084,727, and an increase in taxes payable of $1,531,459, offset by an increase in accounts receivable of $2,036,507, an increase in inventories of $32,166, an increase in costs and estimated earnings in excess of billings of $192,874, an increase in cash used to fund construction in process of $4,276,586, a decrease in accounts payable and accrued expenses of $124,344, a decrease in advances from customers of $456,208, and a decrease in billings in excess of costs and estimated earnings of $107,679.

Investing Activities

          Net cash flow provided by investing activities was $4,407,853 for the year ended June 30, 2009 as compared to cash used in investing activities of $8,602,948 for the year ended June 30, 2008. For the year ended June 30, 2009, cash provided by investing activities consisted of cash provided by repayment of amounts due from related party of $1,672,630 and cash received from the return of deposit on prepaid land use rights of $2,752,619 offset by $17,396 cash used for purchase of property and equipment. For the year ended June 30, 2008, cash used in investing activities consisted of cash used for the purchase of property and equipment of $6,000,595, increase in due from related party of $506,512, and the payments of a deposit on land use rights of $2,112,300, offset by proceeds from the sale of property and equipment of $16,459.

Financing Activities

          Net cash flow provided by financing activities was $270,024 for the year ended June 30, 2009 which was primarily attributable to proceeds from the sale of our common stock of $124,000 and proceeds from loans of $146,024. For the year ended June 30, 2008, net cash flow provided by financing activities was $6,944,204 which was primarily attributable to proceeds received from the sale of our common stock of $2,219,252, net proceeds from convertible debt of $2,183,000, capital contributions received of $140,507 and proceeds from loans payable of $2,606,085 offset by a payment of placement fees of $204,640.

          Other than our existing cash we presently have no other alternative source of working capital. We have no operations other than the Contractual Arrangements with the Jin Ma Companies and, accordingly, we are dependent upon the quarterly service fees due us to or for the receipt of working capital from the Jin Ma Companies to provide cash to pay our operating expenses. To date, no quarterly service fees have been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At June 30, 2009 we were owed approximately $14,400,000 in service fees, which such amount remains outstanding as of the date of this report. In addition, we transferred $1,800,000 of the net proceeds from the November 2007 sale of the 10% secured convertible debentures to the Jin Ma Companies in the form of an unsecured, interest free advance for use by the Jin Ma Companies in their operations and to fund their registered capital requirements under PRC wholly-owned foreign enterprise rules. Jin Ma Companies repaid us approximately $921,000 of the amounts advanced to that company in July 2009 and September 2009. The rest of that amount remains outstanding and we do not have an understanding with the Jin Ma Companies regarding the repayment of the remainder.

Convertible debt

          On November 30, 2007, we entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell an aggregate of $3,275,000 principal amount 10% Secured Convertible Debentures to seven accredited investors and to issue those investors common stock purchase warrants to purchase an aggregate of 9,520,349 shares of the Company’s common stock in a private transaction exempt from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of that act. Under the terms of the Securities Purchase Agreement, we issued $2,183,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 9,520,349 shares of our common stock.

          The debentures, aggregating $2,183,000, which prior to March 31, 2009 accrued interest at 10% per annum, were due on March 31, 2009. We failed to repay the debentures on the due date. During May 2009, we entered into negotiations with the debenture holders to restructure the payment terms and reached an understanding, subject to the execution of definitive documents, to extend the due date of the debentures and cure the default. On May 18, 2009, we and the debenture holders signed a Debenture and Warrant Amendment Agreement (the “Amendment Agreement”) and an Amended and Restated 14% Secured Convertible Debenture (the “Exchanged Debentures”). The Jin Ma Companies, however, had been unable to consummate this restructure due to delays caused by China’s State Administration of Foreign Exchange (“SAFE”), the agency that the Jin Ma Companies must get approval from to wire the funds to the debenture holders. On June 30, 2009, we and the debenture holders executed an Amendment to the Amendment Agreement effectively consummating the Amendment Agreement and issuing the Exchanged Debentures thereby ceasing any written or non-written declarations of an event of default under its Securities Purchase Agreement and the related 10% secured convertible debentures and any process to foreclose upon the pledged shares in accordance with the terms of the pledge agreement executed in connection Securities Purchase Agreement.

          The rights and obligations of the debenture holders and us with respect to the Amended Agreement and Amended Exchanged Debentures and any securities underlying such securities are identical in all respects to the rights and obligations of the debenture holders and of us with respect to the debentures and the underlying shares issued and issuable pursuant to the original Securities Purchase Agreements executed on November 30, 2007, except for the following amended terms:

•	The Exchanged Debenture was revised and the debenture principal repayment schedule is as follows:

Repayment Date	Principal Amount Due

July 24, 2009 (1)	$327,450
September 30, 2009 (2)	436,600
December 31, 2009	1,091,500
March 31, 2010	327,450

Total	$2,183,000

(1)	Amount was paid on July 23, 2009 along with required interest payment of $55,030.

(2)	The principal amount was paid on September 30, 2009 along with required cash portion interest payment of $101,350.

•

Pursuant to the repayment schedule, unless the Exchanged Debenture is paid in full on or before December 31, 2009, the March 31, 2010 Monthly Redemption Amount will include a premium equal to 10% of the principal amount of the Exchanged Debenture outstanding immediately prior to the consummation of the Amendment Agreement amounting to $218,300. At June 30, 2009, we have accrued this penalty which has been included in accrued expenses on the accompanying balance sheet and for the year ended June 30, 2009, has been reflected in interest expense on the accompanying statement of income.

•	The conversion price in effect on any outstanding principal balance was lowered from a conversion rate of $0.344 per share to $0.10 per share.

•

The exercise price per share of common stock for the original 10,028,023 warrants issued pursuant to the Securities Purchase Agreement dated November 30, 2007 and to the placement agent was lowered from $0.50 to $0.10.

•

Subject to certain terms and conditions therein, as a result of the changes made to Rule 144 promulgated under the Securities Act of 1933, as amended which were effective February 15, 2008, our obligations, pursuant to the Registration Rights Agreement, by and among the Company and each of the debenture holders, to maintain a registration statement register the shares of common stock issuable upon conversion and/or cashless exercise of the Exchanged Debentures and the warrants (collectively, the “144 Eligible Securities”), were waived, so long as (a) the Company is in compliance with the current public information requirement under Rule 144 and (b) the debenture holder may sell the 144 Eligible Securities without any restriction or limitation under Rule 144 or other applicable exemption as of that date.

•

the warrants may also be exercised at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where:

(A) = the VWAP on the Trading Day immediately preceding the date of such election;

(B) = the Exercise Price of the warrant, as adjusted; and

(X) = the number of Warrant Shares issuable upon exercise of the warrant in accordance with the terms of the warrant by means of a cash exercise rather than a cashless exercise.

•

We will pay interest to the debenture holders on the aggregate unconverted and then outstanding principal amount of the Exchanged Debenture at the rate of 14% per annum, payable on each amount then being converted), and on the Maturity Date (each such date, in cash or, as to 28.6% of the applicable interest amount on such Interest Payment Date only (i.e., 4% per annum), at our option, in shares of common stock at the Interest Conversion Rate provided, however, that payment in shares of common stock may only occur if (i) all of the Equity Conditions, as defined, have been met (unless waived by the holder in writing) during the 20 Trading Days immediately prior to the applicable Interest Payment Date (the “Interest Notice Period”) and through and including the date such shares of common stock are actually issued to the holder, (ii) we shall have given the holder notice in accordance with the notice requirements and (iii) as to such Interest Payment Date, prior to such Interest Notice Period (but not more than 5 Trading Days prior to the commencement of such Interest Notice Period), we shall have delivered to the debenture holder’s account with The Depository Trust Company a number of shares of common stock to be applied against such Interest Share Amount equal to the quotient of (x) the applicable Interest Share Amount divided by (y) the then Conversion Price.

•	The debenture holders waived any liquidated damages that were due pursuant to Securities Purchase Agreements dated November 30, 2007.

          The rights and obligations of the debenture holders and of the Company with respect to the debentures and the underlying shares issued and issuable pursuant to the original Securities Purchase Agreements executed on November 30, 2007 are as follows:

•

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

•

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

•

We agreed that so long as the debentures remain outstanding, unless we receive the prior written consent of the holders of at least 85% of the outstanding principal amount of the debentures, we agreed that we will not:

•	incur additional indebtedness, subject to certain exceptions,

•	incur any liens on any of our property or assets,

•	repurchase any of its common stock, subject to certain exceptions,

•	amend its charter documents in a manner that would be adverse to the debenture holders,

•

So long as the debentures are outstanding, should we issue any common stock or common stock equivalent, we granted the purchasers a right of first refusal whereby each purchaser in this offering has the right to participate in such subsequent financing up to an amount equal to 100% of such subsequent financing upon the same terms and conditions of that financing. If we undertake such a financing while the debentures remain outstanding, other than an underwritten offering, the holders are entitled to exchange the debentures on a dollar for dollar basis for any securities which we may issue in the subsequent financing. We also agreed that so long as the purchasers own any of the securities sold or to be issued in the transaction, we will not enter into any agreement which would involve a variable rate transaction, which includes floating conversion prices, conversion prices with reset mechanisms or equity lines of credit among others.

•

Pursuant to the Securities Purchase Agreement, we should default on the debentures, the holders have the right to immediately accelerate the maturity date of the principal amount of the debentures as well as any accrued but unpaid interest and if such amount is not satisfied within five days the interest rate on the debentures increases to 18%. Events of default include customary clauses such as failure to make payments when required, failure to observe any covenant contained in the debentures, a default under any other document executed in connection with the transaction, bankruptcy or default under any other obligation greater than $150,000. In addition, an event of default would occur if our common stock should no longer be quoted on the OTC Bulletin Board, if the Company were a party to a change of control transaction involving in excess of 33% of its assets or if the registration statement described below is not declared effective within 180 days after the first closing date, among other provisions.

•

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

•

The 9,520,349 common stock purchase warrants issued pursuant to the Securities Purchase Agreement are exercisable for five years from the date of issuance at an initial exercise price of $0.50 per share, subject to adjustment. The warrants are exercisable on a cashless basis at any time when there is not an effective registration statement covering the underlying shares. The Company is permitted to call the warrants on 30 trading days’ prior notice at $0.001 per warrant at any time after the effective date of the registration statement covering the shares underlying the warrants when, (i) the VWAP (as defined in the warrant) for each of 20 consecutive trading days beginning with the effective date of the registration statement exceeds $1.50, (ii) the average daily volume for during this period exceeds 500,000 shares of common stock per trading day and (iii) the holder is not in possession of any information that constitutes, or might constitute, material non-public information which was provided by us to the holder.

          On June 30, 2009, pursuant to a Debenture and Warrant Amendment Agreement as described above, the debenture holders waived the liquidated damages that were due pursuant to Securities Purchase Agreement dated November 30, 2007, and accordingly, during the year ended June 30, 2009, we recorded a gain from the forgiveness of the registration rights penalty of $117,882.

          As discussed above, we have made our installment payments on July 23, 2009 and September 30, 2009 on a timely basis. Our next principal installment of $1,091,500 is due on December 31, 2009. We plan on funding this installment payment using funds to be repaid to us by the Jin Ma Companies as discussed elsewhere herein. However, any failure by the Jin Ma Companies to repay the amounts to us on a timely basis will have an adverse effect on our ability to repay our debt obligation and fund our working capital requirements.

          The Jin Ma Companies plan on funding this installment payment through working capital. Specifically, on August 15, 2009, an agreement was entered into by Jin Ma Construction for the sale of certain land use rights whereby Jin Ma Construction sold the land use rights for approximately $2,191,000 (RMB 15,000,000). Approximately $1,794,000 (RMB 12,280,000) of the sale amount has been received by Jin Ma Construction prior to October 13, 2009 and Jin Ma Construction expects to receive the remaining balance in the near future. Additionally, Jin Ma Construction is expecting to sell additional land use rights with a cost of approximately $2,415,000 for a profit in the near future. Also, on September 17, 2009, Jin Ma Construction collected approximately $584,000 from Nanyingzi Village Committee related to the refund of deposits on land use rights. The Jin Ma Companies are actively pursuing collection on its accounts receivable balances and expect to receive the second annual installment of its note receivable of approximately $700,000 in December 2009. We estimate that the Jin Ma Companies will have sufficient cash flow from operation to satisfy its working capital needs and to funds us in order for us to satisfy the debt repayment schedule for the next 12 months. However, any delay in the sale of our land use rights held for sale or the collection of our receivables would have an adverse effect on our ability to repay our debt obligation and fund our working capital requirements.

          During the period from July 1, 2009 to October 12, 2009, we issued 2,350,000 shares of our common stock in connection with the conversion of $235,000 of convertible debt. We expect that investors will continue to convert the convertible debt into common stock which will dilute shareholders.

          We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during fiscal 2009, if the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

          The Jin Ma Companies have historically funded their capital expenditures and ongoing development projects from their working capital. The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future development, the Jin Ma Companies may need to raise funds to develop their projects by obtaining mortgage financing from local banking institutions with which it has done business in the past. As the PRC raised the reserve requirements for RMB deposits of depository institutions and increased loan interest rates several times in 2008, which will result in stricter bank loan qualification and longer approval time, Jin Ma Companies expect some of its customers might have problems obtaining necessary capital to make payments and/or start new projects with Jin Ma Companies in 2009. As a result, Jin Ma Companies’ ability to generate sufficient cash flow to meet their obligations and fund operations could be negatively impacted. Additionally, Jin Ma Companies might also face increased scrutiny when securing loans for working capital purposes. The Jin Ma Companies believe that adequate cash flow will be available to fund its historic operations.

Loans Payable

          The Jin Ma Companies have loan payable agreements with several individual and credit unions which are substantially due in fiscal 2010. Management is confident that, if needed, the due date of these obligations can be extended to a future date.

Wind farm project

          On May 8, 2008Jin Ma Construction signed an agreement to form a joint venture with two development stage companies, Erlianhaote Hengyuan Wind Power Company, Ltd. and Inner Mongolia Inner Mongolia Tianwei Wind Power Equipment Company, Ltd.. Under the agreement, Jin Ma Construction is proposing to invest approximately $100 million (RMB 700 million) which will be used to construct a wind power plant and as capital to fund the construction of a manufacturing facility to build wind power generator modules to be used at the wind power plant. It is anticipated that Jin Ma Construction will own 60% of these new entities. Additional capital investments are intended to be made by all parties based upon a 60%/40% relationships. As of the date of this report, the Jin Ma Companies have not made any capital investments into the wind power project. According to the signed wind power project agreement, the Jin Ma Companies will only be obligated to make capital investments after the government has approved the two wind power companies to change their business licenses, patent certificate, registered trademark certificate with property rights, and other related documents to include the Jin Ma Companies as a 60% owner of the two wind power companies. The two wind power companies have not met the criteria to transfer the related certificates and documents mentioned above to include the Jin Ma Companies as required. As a result, the Jin Ma Companies are not presently obligated to make any of the investment.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

          In the past, Jin Ma Real Estate guaranteed a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For the years ended June 30, 2009 and 2008, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

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

          The following tables summarize our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +

Contractual Obligations:
Other Indebtedness *	$4,800,140	$4,420,290	$379,850	—	—
Convertible debt	2,183,000	2,183,000	—	—	—
Accrued default penalties on convertible debt	218,300	218,300
Interest payments on convertible debt	131,436	131,436	—	—	—

Total Contractual Obligations:	$7,332,876	$6,953,026	$379,850	—	—

•	Other indebtedness includes long-time loans borrowed from individuals and credit unions.

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

          Not applicable to smaller reporting companies

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See our Financial Statements beginning on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Our auditors, Yu and Associates CPA Corporation, changed its name to AGCA, Inc. during the year on being accepted as member of the Alloitt Group and signed it report under the new name.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2009, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

          Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

          Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Yang and Wasserman concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2009.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2009, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee as of June 30, 2009, and (iv) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2009.

          We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ended June 30, 2009. Our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and their U.S. GAAP knowledge was limited. As a result, majority of our internal accounting staff, on a consolidated basis, is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.

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

          In order to correct the foregoing weaknesses, we have taken the following remediation measures:

•

We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2009. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting during our fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Positions held:

Liankuan Yang	53	Chief Executive Officer, President, and Chairman of the Board of Directors
Adam Wasserman	45	Chief Financial Officer
Runlan Ma	49	Secretary
Jonathan Blum	52	Director
Mingguo Wang	49	Director
Wenbiao Wang	45	Director
Gregory T. Wolfson	33	Director
Yang Yang	27	Director

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

          Adam Wasserman. Mr. Wasserman has served as our Chief Financial Officer since July 9, 2007. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the chief financial officer of Transax International Limited since May 2005. Currently, Mr. Wasserman serves as the vice president of financial reporting of China Wind Systems, Inc. Mr. Wasserman has also served as the chief financial officer of Lotus Pharmaceuticals Inc. (October 2006 until April 2009), Explorations Group Inc. (January 2002 until December 2005) Colmena Corp. (May 2003 until June 2004) and Genesis Pharmaceuticals Enterprises, Inc. (October 2001 until October 2007), all client companies of CFO Oncall, Inc. From June 1991 to November 1999 he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and is the treasurer and an executive board member of Gold Coast Venture Capital Association.

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

          Yang Yang. Ms. Yang has been a member of our Board of Directors since July 9, 2007. Ms. Yang joined Jin Ma Real Estate in September 2004 after completing her studies at AIT University Ms. Yang is the manager at Jin Ma Hotel and Jin Ma Real Estate. Ms. Yang joined the Company after completing her university studies in business management and accounting in Australia. Ms. Yang is the daughter of Mr. Liankuan Yang and Ms. Runlan Ma.

          There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Consulting Arrangement with CFO Oncall, Inc.

          In July 2007 we engaged CFO Oncall, Inc., a U.S. based firm that provides outsourced chief financial officer/controller services to public companies, to assist us assembling our annual and quarterly financial statements, as well as to assist our management in the preparation of our financial statements. Under the terms of the engagement Mr. Adam Wasserman, a principal of CFO Oncall, Inc., serves as our Chief Financial Officer. We pay this firm on an hourly basis as billed monthly. In fiscal 2009 and fiscal 2008, we paid CFO Oncall, Inc. $100,000 and $124,192 as compensation for its services, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended June 30, 2009, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

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

          Since the closing of the share exchange with Gold Horse Nevada, we have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. It is our desire to expand our Board of Directors during 2010 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time, we intent to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We are uncertain, however, as to our ability to attract qualified independent director candidates to serve on our Board of Directors given that all of our operations are located in the PRC and we do not maintain directors and officers liability insurance.

ITEM 11. EXECUTIVE COMPENSATION

          The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2009. The value attributable to any option awards is computed in accordance with FAS 123R.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Liankuan Yang, current CEO President and Director (1)	2009	180,000	0	4,500	0	0	0	$43,800	$228,300
	2008	7,500	0	15,600	0	0	0	$20,000	$43,100

Adam Wasserman Chief Financial Officer (2)	2009	50,000	0	50,000	0	0	0	0	100,000
	2008	48,611	0	75,581	0	0	0	0	124,192

(1)

Mr. Yang has served as our Chief Executive Officer and President since July 10, 2007. Mr. Yang’s fiscal 2009 compensation includes 30,000 shares of our common stock valued at $4,500 to him as compensation for his Board services and $180,000 as compensation for his chief executive officer service and $43,800 which represents car allowances and personal expenses paid on his behalf by the Jin Ma Companies. The value of compensation paid to Mr. Yang does not reflect the value of a vehicle purchased by the Jin Ma Companies for use. Mr. Yang’s fiscal 2008 compensation includes 30,000 shares of our common stock valued at $15,600 issued to him as compensation for his Board services and $20,000 which represents car allowances and personal expenses paid on his behalf by the Jin Ma Companies. The value of compensation paid to Mr. Yang does not reflect the value of a vehicle purchased by the Jin Ma Companies for use. See Item 13. Certain Relationships and Related Parties, and Director Independence below.

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

Outstanding Equity Awards at Fiscal Year-End

          There are no unexercised options; stock that has not vested; or equity incentive plan awards held by any named executive officer outstanding as of June 30, 2009.

Compensation of Directors

          The following table provides information concerning the compensation of members of our Board of Directors for each of their services as a director for fiscal 2009. The value attributable to any option awards is computed in accordance with FAS 123R.

Directors Compensation

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation (4) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Liankuan Yang	0	4,500	0	0	0	0	4,500
Yang Yang	0	4,500	0	0	0	0	4,500
Jonathan Blum	0	4,500	0	0	0	0	4,500
Mingguo Wang	0	4,500	0	0	0	0	4,500
Wenbiao Wang	0	4,500	0	0	0	0	4,500
Gregory T. Wolfson	0	4,500	0	0	0	0	4,500

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

          Subject to the limitation on the aggregate number of shares issuable under the 2007 Equity Compensation Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2007 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of September 30, 2009, we have not made any grants under the 2007 Equity Compensation Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          At October 10, 2009, we had 58,073,603 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of October 10, 2009 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	%of Class

Liankuan Yang CEO, President and Chairman (1)	13,310,000	22.9%
Adam Wasserman CFO (8)	482,209	0.01%
Runlan Ma (2)	4,500,000	7.75%
Jonathan Blum	60,000	n/a
Minguo Wang	60,000	n/a
Wenbiao Wang	60,000	n/a
Gregory T. Wolfson	30,000	n/a
Yang Yang (3)	4,560,000	7.85%
All officers and directors as a group (eight persons) (1), (2), (3)	23,062,209	39.7%
Xinkuan Yang (4)	3,750,000	6.46%
Zhanjun Yang (5)	3,000,000	5.17%
Yongjun Yang (6)	3,000,000	5.17%
Yonggang Zhao (7)	3,000,000	5.17%
Jiangbo Pharmaceuticals, Inc. (9)	6,356,500	10.95%

(1) Mr. Yang’s holdings include 13,310,000 shares beneficially owned by him and an aggregate of 12,750,000 shares held by Messrs. Xinkuan Yang, his brother, and Messrs. Zhanjun Yang, Yongjun Yang and Zonggang Zhao, his nephews over which he has significant influence and may direct the voting. Mr. Yang’s holdings exclude the holdings of his wife, Ms. Ma, over which he disclaims beneficial ownership. Under the terms of the Pledge and Security Agreement executed in connection with the sale of our amended and restated 14% secured convertible debentures, Mr. Yang has pledged the 10,000,000 shares of our common stock owned of record by him as additional security for our obligations under the transaction.

(2) Ms. Ma is Mr. Yang’s wife. Ms. Ma’s holdings exclude the holdings of Mr. Yang over which she disclaims beneficial ownership. Under the terms of the Pledge and Security Agreement executed in connection with the sale of our amended and restated 14% secured convertible debentures, Ms. Ma has pledged the 4,500,000 shares of our common stock owned of record by her as additional security for our obligations under the transaction.

(3) Ms. Yang is the adult daughter of Mr. Yang and Ms. Ma. Under the terms of the Pledge and Security Agreement executed in connection with the sale of our amended and restated 14% secured convertible debentures, Ms. Ma has pledged the 4,500,000 shares of our common stock owned of record by her as additional security for our obligations under the transaction and she has entered into a lock-up agreement whereby she agreed not to offer or sell any shares of our common stock owned by her until the 180th trading day after August 11, 2008, the effective date of our registration statement.

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

(7) Mr. Zhao’s address is No. 13, Bayan Wusu Community, Edros Road, Yuquan District, Hohhot, Inner Mongolia, China.

(8) Mr. Wasserman’s address is 1643 Royal Grove Way, Weston, Florida 33327.

(9) Jiangbo Pharmaceuticals, Inc.’s address is Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park Laiyang City, Yantai, Shandong Province, People’s Republic of China 265200. Mr. Wubo Cao is CEO of Jiangbo Pharmaceuticals Enterprises, Inc., formerly known as Genesis Pharmaceuticals Enterprise, Inc., and he has sole voting and dispositive control over the securities owned by Jiangbo Pharmaceuticals, Inc in his capacity as an officer of that company. Mr. Cao disclaims beneficial ownership over such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          PRC law currently limits foreign equity ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders that were executed on August 31, 2006. Certain of our principal shareholders, executive officers and directors are also principal owners, officers and directors of various of the Jin Ma Companies, including Mr. Yang, Ms. Ma, Mr. Wenbiao Wang and Ms. Yang.

          From time to time, the Jin Ma Companies have advanced funds to companies related through common ownership for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At June 30, 2009, we had a receivable from Inner Mongolia Jin Ma Group Ltd. (also known as Inner Mongolia Gold Horse Industry Group) and its subsidiaries of $33,283.

          In connection with our Inner Mongolia Electrical Vocational Technical School to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School and Inner Mongolia Chemistry School, Jin Ma Construction performs general contracting services for Jin Ma Real Estate. In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sale-type capital lease, leased the buildings to the Inner Mongolia Electrical Vocational Technical School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $701,000 per annum. In November 2008, Jin Ma Real Estate completed the construction and in December 2008, Jin Ma Real Estate received the first payment of 4,800,000 RMB. Jin Ma Construction began developing the Chemistry College project in July 2008 and expects to complete the project in October 2009. Once completed, Jin Ma Real Estate will lease the buildings to the college for a period of 20 years. The costs associated with the Chemistry College project are reflected on our balance sheet as construction in process and we will not recognize any revenues on this project until the project is complete and we begin receiving lease income, in accordance with FAS No. 66, “Accounting for Sales of Real Estate” and related interpretations. In accordance with terms of the Agreement, at the end of the 26 and 20 years period, ownership of the buildings will be transferred to these Technical Schools, respectively. During the term of the lease, Jin Ma Real Estate will not have additional commitments or obligations to the Inner Mongolia Electrical Vocational Technical School and Inner Mongolia Chemistry School.

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

	Year Ended June 30,

Category	2009	2008

Audit Fees (1)	$72,060	$62,000
Audit Related Fees (2)	26,759	30,000
Tax Fees (3)	0	0
All Other Fees (4)	0	17,500

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

          Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Description

2.1	Stock Purchase Agreement and Share Exchange by and among Segway III Corp. and Speedhaul Incorporated effective October 15, 2004 (7)

2.2	Share Exchange Agreement dated June 29, 2007, among Speedhaul Holdings, Inc., Gold Horse International, Inc. and the shareholders of Gold Horse International, Inc.(4)

3.1	Certificate of Incorporation (2)

3.2	Bylaws (2)

3.3	Certificate of Amendment to the Certificate of Incorporation (2)

3.4	Text of Amendments to Bylaws (4)

3.5	Certificate of Domestication as filed with the Secretary of State of Florida (5)

4.1	Form of 10% secured convertible debenture *

4.2	Form of common stock purchase warrant *

4.2	Form of Amended and Restated 14% Secured Convertible Debenture due March 31, 2010

5.1	Opinion of Schneider Weinberger & Beilly, LLP *

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

10.21

Inner Mongolia Mechanics and Electrics Professional Technology University New Campus Student’s Dorm Construction Engineering Projection Cooperation Agreement by and between Inner Mongolia Mechancis and Electrics Professional Technology University and Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (9)

10.22	Investment Agreement between Inner Mongolia Jin Ma Construction Co., Ltd., Erlianhot HengYuan Wind Power Co., Ltd. and Inner Mongolia TianWei Wind Energy Equipment Co., Ltd. (8)

10.23	Construction Contract dated November 28, 2007 between Jin Ma Real Estate and Jin Ma Construction (9)

10.24	Repayment agreements between Inner Mongolia Jin Ma Group and Jin Ma Construction and Jin Ma Hotel (10)

10.24	Form of Debenture and Warrant Amendment Agreement dated May 18, 2009 (11)

10.25	Form of Letter Agreement dated June 26, 2009 with the debenture holders (11)

14.1	Code of Financial Ethics (3)

21.1	Subsidiaries of the Registrant (2)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer **

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer **

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

** filed herewith

(1)	Incorporated by reference to the exhibit filed to the Registration Statement on Form SB-2, as amended, SEC File No. 333-131534.

(2)	Incorporated by reference to the exhibit filed to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

(3)	Incorporated by reference to the exhibit filed to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(4)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on July 9, 2007.

(5)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on November 13, 2007.

(6)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on October 31, 2007.

(7)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on December 23, 2004.

(8)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on June 9, 2008.

(9)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 148827, as amended, as declared effective on August 11, 2008.

(10)	Incorporated by reference to the exhibit filed to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as filed on October 6, 2008..

(11)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on July 6, 2009.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD HORSE INTERNATIONAL, INC.

October 19, 2009	By:	/s/ Liankuan Yang

Liankuan Yang, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liankuan Yang	Chief Executive Officer and Director	October 19, 2009

Liankuan Yang

/s/ Adam Wasserman	Chief Financial Officer, principal	October 19, 2009

Adam Wasserman	accounting officer

Director

Jonathan Blum

/s/ Mr. Mingguo Wang	Director	October 19, 2009

Mr. Mingguo Wang

/s/ Mr. Wenbiao Wang	Director	October 19, 2009

Mr. Wenbiao Wang

Director

Gregory Wolfson

/s/ Ms. Yang Yang	Director	October 19, 2009

Ms. Yang Yang

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AGCA, Inc. Certified Public Accountants

Member of Alliott Group, a worldwide alliance of independent firms
411 E. Huntington Drive, Suite 308, Arcadia, CA 91006	• Website: www.agcacpa.com
• Phone: (626) 446-4000 • Fax: (626) 446-4002	• E-mail: info@agcacpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gold Horse International, Inc.
Hohhot, Inner Mongolia, China

We have audited the accompanying consolidated balance sheets of Gold Horse International, Inc. and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. Gold Horse International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Horse International, Inc. and subsidiaries as of June 30, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the consolidated financial statements were prepared in accordance with FASB Interpretation 46(R) – Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.

(Signed) AGCA, Inc.

Arcadia, California
xxxxxxxxxxxxxxxxxxxx

Member:	Registered:
American Institute of Certified Public Accountants	Public Company Accounting
Oversight Board
California Society of Certified Public Accountants

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,

	2009	2008

ASSETS

Cash and cash equivalents	$112,134	$1,637,986
Accounts receivable, net	11,943,996	7,528,608
Note receivable on sales type lease - current portion	157,923	—
Inventories, net	27,838	56,847
Advances to suppliers, net	200,570	95,754
Other receivable, net	1,197,705	35,478
Due from related parties	33,283	1,700,036
Deferred debt costs	—	115,110
Real estate held for sale	—	125,070
Cost and estimated earnings in excess of billings	16,539	221,537
Deposit on prepaid land use rights - current portion	—	2,524,877
Prepaid land use rights for resale	4,041,090	—
Prepaid land use rights - current portion	—	3,561
Refundable performance deposit	—	145,522

Total Current Assets	17,731,078	14,190,386

Property and equipment, net	9,383,982	10,476,397
Construction in progress	10,560,114	4,537,240
Note receivable on sales type lease - non-current portion	8,654,311	—
Deposit on prepaid land use rights - non-current portion	—	2,182,835
Prepaid land use rights-non-current portion	—	165,312

Total Assets	$46,329,485	$31,552,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Convertible debt, net	$—	$955,062
Loans payable - current portion	4,420,290	145,522
Accounts payable	7,966,488	1,278,779
Accrued expenses	1,251,843	468,235
Taxes payable	1,678,084	2,215,381
Advances from customers	246,191	192,356
Billings in excess of costs and estimated earnings	37,498	23,369

Total Current Liabilities	15,600,394	5,278,704

Loans payable - net of current portion	379,850	4,490,235

Total Liabilities	15,980,244	9,768,939

Commitments (Note 19)	—	—

Stockholders’ Equity:
Preferred stock ($.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized; 52,668,603 and 52,544,603 shares issued and outstanding at June 30, 2009 and 2008)	5,266	5,254
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	6,878,166	4,571,178
Statutory reserve	2,040,899	1,216,292
Retained earnings	12,866,842	7,526,144
Other comprehensive income	2,462,754	2,369,049

Total Stockholders’ Equity	30,349,241	21,783,231

Total Liabilities and Stockholders’ Equity	$46,329,485	$31,552,170

See accompanying notes to consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended June 30,

	2009	2008

NET REVENUES
Construction	$77,041,208	$61,714,065
Hotel	3,515,821	3,167,483
Real estate	382,463	2,032,278

Total Revenues	80,939,492	66,913,826

COST Of REVENUES
Construction	66,277,041	52,527,085
Hotel	1,945,299	1,763,968
Real estate	300,510	1,244,007

Total Cost of Revenues	68,522,850	55,535,060

GROSS PROFIT	12,416,642	11,378,766

OPERATING EXPENSES:
Hotel operating expenses	59,575	132,435
Bad debt expense (recovery)	(993,338)	294,837
Salaries and employee benefits	935,383	1,032,490
Depreciation and amortization	847,941	1,018,072
Loss on disposal of property and equipment	302,776	—
Selling, general and administrative	480,637	529,175

Total Operating Expenses	1,632,974	3,007,009

INCOME FROM OPERATIONS	10,783,668	8,371,757

OTHER INCOME (EXPENSES):
Other income	2,497	12,732
Registration rights penalty recovery (expense)	117,882	(117,882)
Foreign currency loss	(20)	—
Interest income	552,777	7,954
Interest expense	(2,472,021)	(1,426,138)

Total Other Expenses	(1,798,885)	(1,523,334)

INCOME BEFORE PROVISION FOR INCOME TAX	8,984,783	6,848,423

PROVISION FOR INCOME TAXES	2,819,478	2,316,289

NET INCOME	$6,165,305	$4,532,134

COMPREHENSIVE INCOME:
Net income	$6,165,305	$4,532,134

OTHER COMPREHENSIVE INCOME:

Unrealized foreign currency translation gain	93,705	1,824,171

COMPREHENSIVE INCOME	$6,259,010	$6,356,305

NET INCOME PER COMMON SHARE:
Basic	$0.12	$0.09

Diluted	$0.08	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52,626,477	51,542,284

Diluted	77,754,285	58,732,637

See accompanying notes to consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended June 30, 2009 and 2008

				Non-Conrolling
	Common Stock		Additional	Interest in			Other	Total
	Number of		Paid-in	Variable Interest	Retained	Statutory	Comprehensive	Stockholders’
	Shares	Amount	Capital	Entities	Earnings	Reserve	Income	Equity

Balance, June 30, 2007	50,000,002	5,000	—	5,954,807	3,616,296	594,006	544,878	10,714,987

Sale of common stock for cash	2,219,252	222	2,219,030	—	—	—	—	2,219,252

Common stock issued for services	325,349	32	169,148	—	—	—	—	169,180

Capital contribution	—	—	—	140,507	—	—	—	140,507

Common stock warrtants granted and beneficial conversion feature	—	—	2,183,000	—	—	—	—	2,183,000

Adjustment to statutory reserve	—	—	—	—	(622,286)	622,286	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	1,824,171	1,824,171

Net income for the year	—	—	—	—	4,532,134		—	4,532,134

Balance, June 30, 2008	52,544,603	5,254	4,571,178	6,095,314	7,526,144	1,216,292	2,369,049	21,783,231

Sale of common stock for cash	124,000	12	123,988	—	—	—	—	124,000

Common stock warrtants granted and beneficial conversion feature	—	—	2,183,000	—	—	—	—	2,183,000

Adjustment to statutory reserve	—	—	—	—	(824,607)	824,607	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	93,705	93,705

Net income for the year	—	—	—	—	6,165,305		—	6,165,305

Balance, June 30, 2009	52,668,603	$5,266	$6,878,166	$6,095,314	$12,866,842	$2,040,899	$2,462,754	$30,349,241

See accompanying notes to financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,165,305	$4,532,134
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	847,941	1,018,072
Rent expense associated with prepaid land use rights	—	8,672
Bad debt expense (recovery)	(993,338)	294,837
Common stock issued for services	—	156,680
Interest expense from amortization of debt discount	1,227,938	955,062
Amortization of debt issuance costs	115,110	89,530
Loss on disposal and sale of property and equipment	302,776	39,536
Changes in assets and liabilities:
Accounts receivable	(8,226,314)	(2,036,507)
Inventories	29,079	(32,166)
Other receivables	248,064	302,306
Advance to suppliers	119,732	116,941
Prepaid expenses	—	12,500
Costs and estimated earnings in excess of billings	205,770	(192,874)
Real estate held for sale	125,501	1,084,727
Construction in progress	(13,276,624)	(4,276,586)
Refundable performance deposit	146,024	—
Accounts payable and accrued expenses	7,232,489	(124,344)
Taxes payable	(545,766)	1,531,459
Advances from customers	53,050	(456,208)
Billings in excess of costs and estimated earnings	14,029	(107,679)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6,209,234)	2,916,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to related party	—	(3,294,408)
Repayment of amounts due from related party	1,672,630	2,787,896
Proceeds from sale of property and equipment	—	16,459
Proceeds from return of deposit on prepaid land use rights	2,752,619	—
Payment of deposits for prepaid land use rights	—	(2,112,300)
Purchase of property and equipment	(17,396)	(6,000,595)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,407,853	(8,602,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	—	2,183,000
Payment of placement fees	—	(204,640)
Capital contributions	—	140,507
Proceeds from loans payable	146,024	2,606,085
Proceeds from sale of common stock	124,000	2,219,252

NET CASH PROVIDED BY FINANCING ACTIVITIES	270,024	6,944,204

EFFECT OF EXCHANGE RATE ON CASH	5,505	129,594

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,525,852)	1,386,942

CASH & CASH EQUIVALENTS - beginning of year	1,637,986	251,044

CASH & CASH EQUIVALENTS - end of the year	$112,134	$1,637,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$498,578	$921,508

Income taxes	$3,068,891	$1,417,616

Non-cash investing and financing activities:
Accounts receivable exchanged for prepaid land use rights for resale	$3,869,636	$—

Deposit on prepaid land use rights reclassified to other receivables	$1,168,192	$—

See accompanying notes to consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

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
For the Years Ended June 30, 2009 and 2008

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
For the Years Ended June 30, 2009 and 2008

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

Inner Mongolia (Cayman) Technology & Development Ltd.

IMTD, a wholly foreign owned enterprise incorporated in PRC, provides administrative support services to the Jin Ma Companies.

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
For the Years Ended June 30, 2009 and 2008

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

          Operating Agreements. Pursuant to the Operating Agreements with the Jin Ma Companies and their respective shareholders, Global Rise provides guidance and instructions on the Jin Ma Companies’ daily operations, financial management and employment issues. The Jin Ma Companies Shareholders must designate the candidates recommended by Global Rise as their representatives on each of the Jin Ma Companies’ board of directors. Global Rise has the right to appoint senior executives of the Jin Ma Companies. In addition, Global Rise agreed to guarantee the Jin Ma Companies’ performance under any agreements or arrangements relating to the Jin Ma Companies’ business arrangements with any third party. Each of the Jin Ma Companies, in return, agrees to pledge its accounts receivable and all of its assets to Global Rise. Moreover, each of the Jin Ma Companies agrees that without Global Rise’s prior consent, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years and may be extended only upon our written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

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
For the Years Ended June 30, 2009 and 2008

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the fiscal years ended June 30, 2009 and 2008 include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, and the calculation of the value of any beneficial conversion feature and warrants related to convertible debt.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

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

Concentrations of credit risk (continued)

At June 30, 2009 and 2008, the Company’s bank deposits by geographic area were as follows:

	June 30, 2009		June 30, 2008

Country:
United States	$39,956	35.6%	$19,826	1.3%
China	72,178	64.4%	1,618,160	98.7%

Total cash and cash equivalents	$112,134	100.0%	$1,637,986	100.0%

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2009 and 2008, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $1,002,621 and $1,025,431, respectively, on its total accounts receivable.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other receivables amounts were primarily related to advances made to various vendors, subcontractors and other parties in the normal course of business and the allowance was established when those parties deemed to be unlikely to repay the amounts. Additionally, at June 30, 2009, the Company has included in the other receivable balance related to a repayment agreement for the deposit on prepaid land use rights amounting to approximately $1,169,000 (see Note 7). At June 30, 2009 and 2008, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $143,974 and $883,875, respectively. The significant portion of the allowance for doubtful accounts for the Company’s outstanding other receivables was recorded in fiscal 2007 after the Company made several attempts to collect. Management is still attempting to collect these other receivables and has not yet netted the other receivable balance against the specific allowance. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account. The activity in the allowance for doubtful accounts for accounts receivable and other receivables for the years ended June 30, 2009 and 2008 is as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total

Balance – June 30, 2007	$740,338	$923,803	$1,664,141
Additions (reductions) in allowance	192,251	(8,450)	183,801
Foreign currency translation adjustments	92,842	(31,478)	61,364

Balance – June 30, 2008	1,025,431	883,875	1,909,306
Reduction in allowance	(26,842)	(743,019)	(769,861)
Foreign currency translation adjustments	4,032	3,118	7,150

Balance – June 30, 2009	$1,002,621	$143,974	$1,146,595

Inventories

Inventories, consisting of consumable goods related to the Company’s hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Prepaid land use rights for resale

Prepaid land use rights for resale are accounted for at the lower of cost or market. These are considered as current assets and free of amortization as management considers these can be sold within a year from the date of balance sheet.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to suppliers

The Company advances to certain vendors for purchase of construction materials and services. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $200,570and $95,754at June 30, 2009 and 2008, respectively.

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

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At June 30, 2009 and 2008, real estate held for sale amounted to $0 and $125,070, respectively.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including prepaid land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of June 30, 2009 and 2008, construction in process amounted to $10,560,114 and $4,537,240, respectively, and is included in long-term assets due to the long-term nature of the projects.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended June 30, 2009and 2008.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2009 and 2008, there were no significant book and tax basis differences.

Pursuant to the PRC Income Tax Laws, prior to January 1, 2008, the Company is subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The key changes include the new standard EIT rate of 25% which replaced the 33% rate previously applicable to both DES and FIEs, except for High Tech companies who pay a reduced rate of 15%

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statements No. 109”. Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.

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

Advances from customers

Advances from customers at June 30, 2009 and 2008 of $246,191 and $192,356, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the advances as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income per common share

Net income per common share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible debt (using the if-converted method) and common stock warrants.

Net income per common share (continued)

The following table presents a reconciliation of basic and diluted net income per common share:

	Years Ended June 30,

	2009	2008

Net income used for basic and diluted net income per common share	$6,165,305	$4,532,134

Weighted average common shares outstanding – basic	52,626,477	51,542,284
Effect of dilutive securities:
Unexercised warrants	3,297,808	3,479,891
Convertible debentures	21,830,000	3,710,462

Weighted average common shares outstanding – diluted	77,754,285	58,732,637

Net income per common share – basic	$0.12	$0.09

Net income per common share – diluted	$0.08	$0.08

The Company’s aggregate common stock equivalents at June 30, 2009 and 2008 include the following:

	2009	2008

Warrants	10,028,023	10,028,023
Convertible debentures	21,830,000	6,345,930

Total	31,858,023	16,373,953

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
For the Years Ended June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Real estate sales which primarily involve the sale of multi-family units and community environments are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate”. Generally, profits from the sale of development properties, less 5% business tax, are recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Inner Mongolia Electrical Vocational Technical School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum.

In November 2008, Jin Ma Real Estate completed the construction and in December 2008, Jin Ma Real Estate received the first payment of 4,800,000 RMB. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income as payments are received using the installment method. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenue and cost of sales is recognized based on this apportionment, and the Company recognized imputed interest income on the accompanying consolidated statements of income as summarized below. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had a sales value of 61,691,138 RMB (approximately $9,000,000). The deferred gain on the sale of the property was approximately $52,000 of which $860 was recognized pursuant to the installment method and is reflected in the accompanying consolidated statements of income follows:

	For the Year ended June 30, 2009	For the Year ended June 30, 2008

Revenues	$149,602	$—
Cost of sales	148,742	—

Gross profit recognized	$860	$—

As of June 30, 2009, the remaining deferred gain of $50,938 is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Principal and the related imputed interest are receivable annually at approximately $700,000 per year. The Company allocated the first payment received in December 2008 as follows:

Amount applied to principal balance of note receivable	$149,602
Interest income recognized on consolidated statement of income	551,313

Total payment received	$700,915

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

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended June 30, 2009 and 2008 amounted to $5,505 and $129,594, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset and liability accounts at June 30, 2009 and 2008 were translated at 6.8448 RMB to $1.00 USD and at 6.8718 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the years ended June 30, 2009 and 2008 were 6.84819 RMB and 7.29063 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of June 30, 2009 and 2008.The Company accounts for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2009 and 2008 were not material.

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the year ended June 30, 2009 and 2008 included net income and foreign currency translation adjustments.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended June 30, 2009 and 2008, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment (Refer to Note 15).

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning July 1, 2009, and this standard must be applied on a retroactive basis. The adoption of FSP APB 14-1 did not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share, or EPS, pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginnings after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi). The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current “intent and ability” indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS 115-2 and FAS 124-2 will have, but expects that the financial impact, if any, will not be material on its consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its fourth quarter and did not have an impact on its consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company is currently evaluating its impact on its consolidated financial statements.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2009, subsequent events were evaluated by the Company as of October 19, 2009, the date on which the consolidated financial statements at and for the year ended June 30, 2009, were available to be issued.

NOTE 2 – NOTE RECEIVABLE, net

Note receivable, which was attributable to the leasing of the Vocational School pursuant to a sales-type capital lease (see Note 1), is accounted for using the installment method of accounting as well as original note value. In accordance with FAS 66, “Accounting for Sales of Real Estate”, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value (See Note 1). Management believes that the note receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required. At June 30, 2009 and 2008, note receivable, net consisted of the following:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 2 – NOTE RECEIVABLE, net (continued)

	June 30, 2009	June 30, 2008

Note receivable – gross	$17,531,557	$—
Less: discount on note receivable	(8,668,385)	—
Less: deferred gain on sale	(50,938)	—

	8,812,234
Note receivable – current portion, net	(157,923)	—

Note receivable – long-term, net	$8,654,311	$—

NOTE 3 - INVENTORIES

At June 30, 2009 and 2008, inventories consisted of the following:

	June 30,

	2009	2008

Construction materials	$—	$371
Consumable goods	27,838	56,476

	$27,838	$56,847

Note 4 – PREPAID LAND USE RIGHTS FOR RESALE

As of June 30, 2009, the following prepaid land use rights are for resale:

Lower of cost or market

Parcel A	$1,625,708
Parcel B	2,415,382

Total	$4,041,090

On August 15, 2009, an agreement has been entered whereby the Company sold parcel A for approximately $2,191,000 (RMB 15,000,000). Approximately $1,794,000 (RMB 12,280,000) of the sale amount has been received by the Company prior to October 13, 2009.

The Company has not received land use right certificates or county government approval on both parcels of land. These delays are common in China. However, if ever the approval and land use right certificates cannot be obtained in the future, the Company’s legal title on use rights on these parcels of land would be doubtful.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 5 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at June 30, 2009 and 2008 consisted of:

	June 30,

	2009	2008

Costs incurred on uncompleted contracts	$18,495,062	$36,203,033
Estimated earnings	4,265,507	6,415,226

	22,760,569	42,618,259
Less: billings to date	(22,781,528)	(42,420,091)

	$(20,959)	$198,168

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	June 30,

	2009	2008

Costs and estimated earnings in excess of billings	$16,539	$221,537
Billings in excess of costs and estimated earnings	(37,498)	(23,369)

	$(20,959)	$198,168

NOTE 6 - PROPERTY AND EQUIPMENT

At June 30, 2009 and 2008, property and equipment consist of the following:

		June 30,

		2009	2008

	Useful Life

Office equipment	5-8 Years	$576,543	$148,319
Machinery equipment	5-15 Years	7,038,804	8,067,942
Vehicles	10 Years	418,977	466,038
Building and building improvements	20 – 40 Years	4,348,872	4,589,275

		12,383,196	13,271,574
Less: accumulated depreciation		(2,999,214)	(2,795,177)

		$9,383,982	$10,476,397

In fiscal 2009, in connection with the disposal of property and equipment, the Company recorded a loss from disposal of property and equipment of $302,776.

Depreciation of property and equipment is provided using the straight-line method. For the years ended June 30, 2009 and 2008, depreciation expense amounted to $847,941 and $1,018,072, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 7 – DEPOSITS ON PREPAID LAND USE RIGHTS

For the development of a new commercial real estate projects, the Company must first obtain granted land use rights. Land use rights can be granted through bidding, auction and listing. The Company then will enter into a land use right grant contract with the relevant government authority. At June 30, 2009 and 2008, the Company made deposits with various governmental agencies to acquire a long-term interest’s to utilize certain land to construct real property for sale or development. In order to obtain the provincial government’s permission to build on top of the land, the Company will need to make additional payments to the respective governmental agency. Since the Company has not received the final land use rights contract or the license to build on these lands, the Company has reflected these deposits as “deposits on prepaid land use rights” on the accompanying balance sheets. Upon obtaining the land use contracts, the deposit on land use rights is to be transferred to construction in process. At June 30, 2009 and 2008, deposits on prepaid land use rights were as follows:

	June 30,

	2009	2008

Nan Yuan Estates (residence buildings) (b)	$—	$2,524,877
Inner Mongolia Electrical Vocational Technical School (old location) (a)	—	1,382,462
Procuratorate (Yu Quan) Housing Estates (c)	—	800,373

	—	4,707,712
Less: current portion	—	(2,524,877)

Long-term deposits of prepaid land use rights	$—	$2,182,835

(a)

As approved by the Hohhot municipal government, the Inner Mongolia Vocational School is being relocated. This amount represented a deposit on the right to acquire the land use right at this location. During fiscal 2009, the Company received a refund of this deposit.

(b)

On September 12, 2008, the Company signed a repayment agreement with Nanyingzi Village Committee pursuant to which the Nanyingzi Village Committee agreed to return the deposit on prepaid land use rights to Jin Ma Real Estate pursuant to a repayment plan. The repayment plan requires the Nanyingzi Village Committee to pay 2,000,000 RMB each month (approximately $291,000) from October 1, 2008 to April 30, 2009. This deposit on land use rights is being returned to the Company since the Company was unable to receive the prepaid land use rights certificate and will not continue with this project. The Company has not received all required monthly payments under this repayment agreement; however the Company expects to be paid in full. As of June 30, 2009, the Company reclassified the deposits on prepaid land use rights to other receivables. At June 30, 2009, the other receivable balance related to this repayment agreement amounted to 8 million RMB (approximately $1,169,000) and is included in other receivables on the accompanying balance sheet. The Company is continuing to collect this balance and believes the balance is fully collectible. On September 17, 2009, the Company collected approximately $584,000 (RMB 4,000,000) from Nanyingzi Village Committee.

(c)	During fiscal 2009, the Company got government permission to build on top of the land. Therefore, the deposit on land use rights is to be transferred to construction in process.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 8 – CONSTRUCTION IN PROGRESS

At June 30, 2009, construction in progress represents prepaid land use right and building built specifically for the Inner Mongolia Chemistry College of $7,273,392 and the Procuratorate Housing Estates (located in Yuquan District, Hohhot city, Inner Mongolia) of $3,286,722. On September 29, 2009, the Company entered into a sales-type capital lease agreement for a term of 20 years with Inner Mongolia Chemistry College (see Note 20).

NOTE 9 – ACCRUED EXPENSES

At June 30, 2009 and 2008, accrued expenses consist of the following:

	June 30,

	2009	2008

Accrued interest payable	$809,078	$177,854
Accrued payroll and employees benefit	363,843	147,816
Accrued registration rights penalty	—	117,983
Other	78,922	24,582

	$1,251,843	$468,235

NOTE 10 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At June 30, 2009 and 2008, due from related parties was due from the following:

		June 30,

Name	Relationship	2009	2008

Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$33,283	$1,700,036

The outstanding amount of $33,283 was repaid by related parties in the first quarter of fiscal 2010.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 11 – LOANS PAYABLE

Loans payable consisted of the following at June 30, 2009 and 2008:

	June 30,

	2009	2008

Loans from various credit unions, payable in four installments beginning in November 2009 and due on June 5, 2010 with variable annual interest adjustable every 12 months, at The People’s Bank of China base loan rate + 75% of base loan rate (5.4% at June 30, 2009) and secured by the assets of Jin Ma Hotel.	$2,921,927	$2,910,446

Loans from various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured.	1,033,777	1,029,716

Loans from various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured.	113,955	113,507

Loans from various unrelated parties, due in August 2009 with annual interest of 14.4% and unsecured and repaid in September 2009.	146,096	145,522

Loans from various unrelated parties, due in January 2010 with annual interest of 18% and unsecured.	58,439	58,209

Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured	36,524	36,380

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	189,925	189,179

Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	36,524	36,380

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	116,877	116,418

Loan from one unrelated individual, due in March 2010 with annual interest of 24% and unsecured	146,096	—

Total loans payable	4,800,140	4,635,757
Less: current portion	(4,420,290)	(145,522)

Long term liability	$379,850	$4,490,235

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 11 – LOANS PAYABLE (continued)

For the years ended June 30, 2009 and 2008, interest expense related to these loans amounted to $669,176 and $257,218, respectively. At June 30, 2009, future maturities of long-term debt are as follows:

Fiscal year ended June 30:

2010 (current liability)	$4,420,290
2011	$36,524
2012	$226,449
2013	$116,877

NOTE 12 – CONVERTIBLE DEBT

On November 30, 2007, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell an aggregate of $3,275,000 principal amount 10% Secured Convertible Debentures to seven accredited investors and to issue those investors common stock purchase warrants to purchase an aggregate of 9,520,349 shares of the Company’s common stock in a private transaction exempt from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of that act.

Under the terms of the Securities Purchase Agreement, on the first closing which occurred on November 30, 2007, the Company issued $2,183,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 9,520,349shares of the Company’s common stock. The Company paid Next Generation Equity Research, LLC (“Next”), a broker dealer and member of FINRA, a commission of $174,640 and issued Next common stock purchase warrants to purchase an aggregate of 507,674 shares of the Company’s common stock at $0.50 per share. Additionally, the Company reimbursed one of the investors $30,000 to defer its legal fees in connection with the financing. The Company used the balance of the proceeds for general working capital.

Within five days following the effectiveness of the registration statement described below, a second closing was suppose to occur and the Company was to issue the remaining $1,092,000 principal amount 10% Secured Convertible Debentures to the purchasers. Although the registration statement was declared effective on August 12, 2008, the Company has not received and does not expect to receive any funds from the second closing.

The debentures, aggregating $2,183,000, which prior to March 31, 2009 accrued interest at 10% per annum, were due on March 31, 2009. The Company failed to repay the debentures on the due date. During May 2009, the Company entered into negotiations with the debenture holders to restructure the payment terms and reached an understanding, subject to the execution of definitive documents, to extend the due date of the debentures and cure the default. On May 18, 2009, the Company and the debenture holders signed a Debenture and Warrant Amendment Agreement (the “Amendment Agreement”) and an Amended and Restated 14% Secured Convertible Debenture (the “Exchanged Debentures”). The Jin Ma Companies, however, had been unable to consummate this restructure due to delays caused by China’s State Administration of Foreign Exchange (“SAFE”), the agency that the Jin Ma Companies must get approval from to wire the funds to the debenture holders. On June 30, 2009, the Company and the debenture holders executed an Amendment to the Amendment Agreement effectively consummating the Amendment Agreement and issuing the Exchanged Debentures thereby ceasing any written or non-written declarations of an event of default under its Securities Purchase Agreement and the related 10% secured convertible debentures and any process to foreclose upon the pledged shares in accordance with the terms of the pledge agreement executed in connection Securities Purchase Agreement.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 12 – CONVERTIBLE DEBT (continued)

The rights and obligations of the debenture holders and of the Company with respect to the Amended Agreement and Amended Exchanged Debentures and any securities underlying such securities are identical in all respects to the rights and obligations of the debenture holders and of the Company with respect to the debentures and the underlying shares issued and issuable pursuant to the original Securities Purchase Agreements executed on November 30, 2007, except for the following amended terms:

•	The Exchanged Debenture was revised and the debenture principal repayment schedule is as follows:

Repayment Date	Principal Amount Due

July 24, 2009 (1)	$327,450
September 30, 2009 (2)	436,600
December 31, 2009	1,091,500
March 31, 2010	327,450

Total	$2,183,000

(1)	Amount was paid on July 23, 2009 along with required interest payment of $55,030.

(2)	The principal amount was paid on September 30, 2009 along with required cash portion interest payment of $101,350.

•

Pursuant to the repayment schedule, unless the Exchanged Debenture is paid in full on or before December 31, 2009, the March 31, 2010 Monthly Redemption Amount will include a premium equal to 10% of the principal amount of the Exchanged Debenture outstanding immediately prior to the consummation of the Amendment Agreement amounting to $218,300. At June 30, 2009, the Company has accrued this penalty which has been included in accrued expenses on the accompanying balance sheet and for the year ended June 30, 2009, has been reflected in interest expense on the accompanying statement of income.

•	The conversion price in effect on any outstanding principal balance was lowered from a conversion rate of $0.344 per share to $0.10 per share.

•

The exercise price per share of common stock for the original 10,028,023 warrants issued pursuant to the Securities Purchase Agreement dated November 30, 2007 and to the placement agent was lowered from $0.50 to $0.10.

•

Subject to certain terms and conditions therein, as a result of the changes made to Rule 144 promulgated under the Securities Act of 1933, as amended which were effective February 15, 2008, the Company’s obligations, pursuant to the Registration Rights Agreement, by and among the Company and each of the debenture holders, to maintain a registration statement register the shares of common stock issuable upon conversion and/or cashless exercise of the Exchanged Debentures and the warrants (collectively, the “144 Eligible Securities”), were waived, so long as (a) the Company is in compliance with the current public information requirement under Rule 144 and (b) the debenture holder may sell the 144 Eligible Securities without any restriction or limitation under Rule 144 or other applicable exemption as of that date.

•

the warrants may also be exercised at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 12 – CONVERTIBLE DEBT (continued)

(A) = the VWAP on the Trading Day immediately preceding the date of such election;

(B) = the Exercise Price of the warrant, as adjusted; and

(X) = the number of Warrant Shares issuable upon exercise of the warrant in accordance with the terms of the warrant by means of a cash exercise rather than a cashless exercise.

•

The Company will pay interest to the debenture holders on the aggregate unconverted and then outstanding principal amount of the Exchanged Debenture at the rate of 14% per annum, payable on each amount then being converted), and on the Maturity Date (each such date, in cash or, as to 28.6% of the applicable interest amount on such Interest Payment Date only (i.e., 4% per annum), at the Company’s option, in shares of common stock at the Interest Conversion Rate provided, however, that payment in shares of common stock may only occur if (i) all of the Equity Conditions, as defined, have been met (unless waived by the holder in writing) during the 20 Trading Days immediately prior to the applicable Interest Payment Date (the “Interest Notice Period”) and through and including the date such shares of common stock are actually issued to the holder, (ii) the Company shall have given the holder notice in accordance with the notice requirements and (iii) as to such Interest Payment Date, prior to such Interest Notice Period (but not more than 5 Trading Days prior to the commencement of such Interest Notice Period), the Company shall have delivered to the debenture holder’s account with The Depository Trust Company a number of shares of common stock to be applied against such Interest Share Amount equal to the quotient of (x) the applicable Interest Share Amount divided by (y) the then Conversion Price.

•	The debenture holders waived any liquidated damages that were due pursuant to Securities Purchase Agreements dated November 30, 2007.

The rights and obligations of the debenture holders and of the Company with respect to the debentures and the underlying shares issued and issuable pursuant to the original Securities Purchase Agreements executed on November 30, 2007 are as follows:

•

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

•

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
For the Years Ended June 30, 2009 and 2008

NOTE 12 – CONVERTIBLE DEBT (continued)

•

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

•

Pursuant to the Securities Purchase Agreement, if the Company should default on the debentures, the holders have the right to immediately accelerate the maturity date of the principal amount of the debentures as well as any accrued but unpaid interest and if such amount is not satisfied within five days the interest rate on the debentures increases to 18%. Events of default include customary clauses such as failure to make payments when required, failure to observe any covenant contained in the debentures, a default under any other document executed in connection with the transaction, bankruptcy or default under any other obligation greater than $150,000. In addition, an event of default would occur if the Company’s common stock should no longer be quoted on the OTC Bulletin Board, if the Company were a party to a change of control transaction involving in excess of 33% of its assets or if the registration statement described below is not declared effective within 180 days after the first closing date, among other provisions.

•

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 12 – CONVERTIBLE DEBT (continued)

•

The 9,520,349 common stock purchase warrants issued pursuant to the Securities Purchase Agreement are exercisable for five years from the date of issuance at an initial exercise price of $0.50 per share, subject to adjustment and adjusted to $0.10 per share as discussed above. The Company is permitted to call the warrants on 30 trading days’ prior notice at $0.001 per warrant at any time after the effective date of the registration statement covering the shares underlying the warrants when, (i) the VWAP (as defined in the warrant) for each of 20 consecutive trading days beginning with the effective date of the registration statement exceeds $1.50, (ii) the average daily volume for during this period exceeds 500,000 shares of common stock per trading day and (iii) the holder is not in possession of any information that constitutes, or might constitute, material non-public information which was provided by the Company to the holder.

The Company granted the purchasers certain piggy-back registration rights. In addition, the Company had agreed to file a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the $3,275,000 principal amount debentures and the warrants so as to permit the public resale thereof within 45 days from the first closing date. The Company was subject to the payment to the holders liquidated damages if it fails to file the registration statement within 45 days from the date of the Securities Purchase Agreement, or if the registration statement is not declared effective within 120 days from the date of the Securities Purchase Agreement (or 150 days if the staff of the SEC reviews the filing), or if all the securities are not registered by April 30, 2008 as well as certain other events. The liquidated damages, which are payable in cash, were calculated at 1.5% of the aggregate purchase price paid by each holder for every 30 day period, with a maximum of 18% of the aggregate purchase price. If the Company fails to pay all or any portion of these liquidated damages, they accrue interest at 18% per annum. The Company filed its registration on January 23, 2008. The registration statement was declared effective on August 11, 2008. Pursuant to FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements, during the year ended June 30, 2008, the Company recorded a registration penalty of $117,882.

On June 30, 2009, pursuant to a Debenture and Warrant Amendment Agreement as described above, the debenture holders waived the liquidated damages that were due pursuant to Securities Purchase Agreement dated November 30, 2007, and accordingly, during the year ended June 30, 2009, the Company recorded a gain from the forgiveness of the registration rights penalty of $117,882.

Accounting treatment related to convertible debt and related warrants

a) Initial convertible debt and related warrants

In fiscal 2008, the Company evaluated whether or not the convertible debt contained embedded conversion options, which meet the definition of a derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the series A convertible debenture had a fixed redemption price of $0.344, the convertible debenture was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and therefore it qualified as equity under EITF 00-19. In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. This convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $1,295,233 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and was amortized over the 16-months note term.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 12 – CONVERTIBLE DEBT (continued)

Pursuant to the terms of the Warrants, the Purchasers are entitled to purchase up to 9,520,349 shares of common stock of the Company at an initial exercise price of $0.50 per share. The Warrants have a term of 5 years after the issue date of November 30, 2007. These warrants were treated as a discount on the secured notes and were valued at $887,768 and were amortized over the 16-month note term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 3.41%; volatility of 25% and an expected term of five years.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $0.344, the secured convertible debt was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and, although the debt is unconventional, the reset provision was deemed within the Company’s control and therefore it qualified as equity under EITF 00-19.

b) Amended convertible debt and related warrants

In connection with the amendment of the Securities Purchase Agreements and related agreements, management considered Statement of Financial Accounting Standards 5, Accounting by Debtors and Creditors for Troubled Debt Restructurings, (SFAS 15) and related interpretations including EITF 02-4, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is within the Scope of FASB Statement No. 15, EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, EITF 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, and EITF 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt.

Under SFAS 15 and EITF 02-4, the Company concluded that the Amended Agreements were not a troubled debt restructure since there are no concessions by the note holders because they have in effect received new notes with new or better conversion terms, an increased interest rate, and a reduction of the warrant exercise price. The effective interest rate has increased due to the various changes discussed above.

Therefore, the Company reviewed EITF 96-19 which is for modifications of debt instruments other than a troubled debt restructure. Under EITF 96-19, the changes in cash flows were measured as follows:

Change in present value (“PV”) of principal	$0
Change in PV of interest	$0
Change in fair value of embedded conversion option	$2,204,480

If the change in cash flows are greater than 10% or if change in embedded conversion option is greater than 10% of the debt ($2,183,000 *10% = $218,300) then it is treated as a substantial modification of terms and a debt extinguishment under paragraph 16 of SFAS 140. The change in the embedded conversion option result in a greater than 10% change in the PV of the notes and as such management believes this restructuring should be accounted for as an extinguishment of debt, plus a re-issuance of new debt with new warrants and a new beneficial conversion feature. Under the 3 issues of EITF 05-7, the debtor should recognize a debt discount and additional paid-in capital for the change in fair value of the embedded conversion options and not consider a BCF only if it is determined that this is not a debt extinguishment

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 12 – CONVERTIBLE DEBT (continued)

(See paragraph 5-which is an intrinsic value method). Accordingly, the Company determined that this was a debt extinguishment and accounted for the transaction as though the old debt was extinguished (amortize all discounts and issue costs) and then account for the Amended Agreements as though new debt was issued (record new discounts for warrants and the BCF).

In accordance with EITF 98-5 and EITF 00-27, the amended convertible notes were considered to have a BCF because the effective conversion price was less than the fair value of the Company’s common stock. This convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $1,302,947 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and will be amortized over the 9-months amended note term.

Pursuant to the terms of the amended warrants, the Purchasers are entitled to purchase up to 9,520,349 shares of common stock of the Company at an amended exercise price of $0.10 per share. The amended warrants have a term of 5 years after the issue date of November 30, 2007. These warrants were treated as a discount on the convertible notes and were valued at $880,053 and will be amortized over the 9-month amended note term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 1.2%; volatility of 328% and an expected term of four years.

The amortization of debt discounts for the year ended June 30, 2009 and 2008 was $1,227,938 and $955,062, respectively, which has been included in interest expense on the accompanying consolidated statement of income. The balance of the debt discount is $2,183,000 and $1,227,938, respectively, at June 30, 2009 and 2008 which will be amortized over the remaining term of the debenture.

Cash on deposit in China is subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. The Company has been advised by Mr. Yang that these currency laws have served to hinder the Jin Ma Companies’. The source of the funds for these repayments will be the repayment to the Company by the Jin Ma Companies of a portion of the amounts owed the Company.

If the Company is not able to makes its installment payments pursuant to the amended agreements, the Company may need to accrue an aggregate default penalty liability of $654,900 and will begin to accrue interest at 18% per annum. In addition to potential other damages, as a result of the pledge of shares of the Company’s common stock by the Company’s principals to the debenture holders, should the debenture holders continue their efforts to foreclose upon this collateral, a controlling interest in the Company will be obtained by the debenture holders.

The convertible debenture liability is as follows at June 30, 2009 and 2008:

	June 30,

	2009	2008

Convertible debentures payable	$2,183,000	$2,183,000
Less: unamortized discount on debentures	2,183,000	(1,227,938)

Convertible debentures, net	$—	$955,062

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 13 – INCOME TAXES

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

The operations of the Company are in China and are governed by the Income Tax Law of the People’s Republic of China and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Laws, prior to January 1, 2008, the Company is subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pay a reduced rate of 15%.

Gold Horse International, Inc. was incorporated in the United States and has incurred an aggregate net operating losses of $1,524,000, consisting of approximately $833,000 and $691,000 of net operating losses for income tax purposes for the year ended June 30, 2009 and 2008, respectively, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. Because the Company’s operations are conducted wholly outside of the United States and the Company does not plan to invest earnings in the United States, the Company has not recognized any United States taxes or income taxes in the Cayman Islands.

The table below reconciles the differences between the U.S. statutory federal rate of 34% and the Company’s effective tax rate and as follows for years ended June 30, 2009 and 2008:

	2009	2008

Income before provision for income taxes	$8,984,783	$6,848,423

Income tax at U.S statutory rate of 34%	3,054,826	2,328,464

Non-deductible non-cash interest expense	417,499	324,721
U.S. effective rate in excess of China effective tax rate	(936,203)	(571,707)

	2,536,122	2,081,478
Valuation allowance	283,356	234,811

Total current income tax provision	$2,819,478	$2,316,289

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 13 – INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at June 30, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Net operating loss carry forward	$518,167	$234,811

Total gross deferred tax assets	518,167	234,811
Less valuation allowance	(518,167)	(234,811)

Net deferred tax assets	$—	$—

The valuation allowance at June 30, 2009 was $518,167. The increase during 2009 was $283,356. Income tax expenses for the years ended June 30, 2009 and 2008 are $2,819,478 and $2,316,289, respectively.

NOTE 14 – STOCKHOLDERS’ EQUITY

Common stock

During the six months ended December 31, 2007, the Company sold 2,219,252 shares of common stock to 36 individuals residing in China for net proceeds of $2,219,252.

On January 17, 2008, the Company issued 145,349 shares of common stock to its chief financial officer or his assignee for services rendered. The shares were fair value on the date of grant based on recent trading price of $0.52. In connection with the issuance of these shares, for the years ended June 30, 2009 and 2008, the Company recorded stock-based compensation of $63,080 and $12,500, respectively.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 14 – STOCKHOLDERS’ EQUITY (continued)

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. In addition, the 2007 Equity Compensation Plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Any incentive option granted under the 2007 Equity Compensation Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. Any non-qualified option granted under the 2007 Equity Compensation Plan must provide for an exercise price of not less than the par value of our common stock. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. Since the 2007 Equity Compensation Plan was not approved by our stockholders by October 25, 2008, no incentive stock options may be granted and all stock options granted shall automatically be non-qualified stock options.

Subject to the limitation on the aggregate number of shares issuable under the 2007 Equity Compensation Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2007 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of June 30, 2009, the Company has not made any grants under the 2007 Equity Compensation Plan.

Warrants

Warrant activities for the years ended June 30, 2009 and 2008 are summarized as follows:

	Year Ended June 30, 2009		Year Ended June 30, 2008

	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance at beginning of year	10,028,023	$0.50	—	$—
Granted	10,028,023	0.10	10,028,023	0.50
Exercised	—	—	—	—
Forfeited	(10,028,023)	(0.50)	—	—

Balance at end of year	10,028,023	$0.10	10,028,023	$0.50

Warrants exercisable at end of year	10,028,023	$0.10	10,028,023	$0.50

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 14 – STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the Company’s stock warrants outstanding at June 30, 2009:

Warrants Outstanding				Warrants Exercisable

Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price

$0.10	10,028,023	3.42 Years	$0.10	10,028,023	$0.10

NOTE 15 – SEGMENT INFORMATION

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

During the years ended June 30, 2009 and 2008, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company’s reportable segments are strategic business units that offer different products. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the years ended June 30, 2009 and 2008 is as follows:

	For the Year Ended June 30,

	2009	2008
Revenues:
Construction	$77,041,208	$61,714,065
Real Estate	382,463	2,032,278
Hotel	3,515,821	3,167,483

	80,939,492	66,913,826

Depreciation and amortization:
Construction	481,899	521,429
Real Estate	50,667	32,470
Hotel	315,375	464,173

	847,941	1,018,072

Interest expense:
Construction	669,174	257,216
Other	1,802,847	1,168,922

	2,472,021	1,426,138

Net income (loss):
Construction	7,425,065	5,452,652
Real Estate	197,512	427,725
Hotel	604,066	297,439
Other (a)	(2,061,338)	(1,645,682)

	6,165,305	4,532,134

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 15 – SEGMENT INFORMATION (continued)

	June 30,

	2009	2008

Identifiable long-lived tangible assets at June 30, 2009 and 2008:
Construction	$6,819,609	$7,462,210
Real Estate	353,825	493,001
Hotel	2,210,548	2,521,186
Other (a)	—	—

	$9,383,982	$10,476,397

(a)	The Company does not allocate its general and administrative expenses of its US activities to its reportable segments, because these activities are managed at a corporate level.

NOTE 16 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the years ended June 30, 2009 and 2008.

For the years ended June 30, 2009 and 2008, statutory reserve activity is as follows:

Total

Balance – June 30, 2007	$594,006
Additional to statutory reserves	622,286

Balance – June 30, 2008	1,216,292
Additional to statutory reserves	824,607

Balance – June 30, 2009	$2,040,899

NOTE 17 – MAJOR CUSTOMERS & VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the year ended June 30, 2009, four construction projects accounted for 94.1% of the Company’s revenues as follows:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 17 – MAJOR CUSTOMERS & VENDORS (continued)

Project Name	For the Year Ended June 30, 2009%		For the Year Ended June 30, 2008%

Xiao Kang Xin Cun Residential Apartments (Phase I and II) (also known as Ta Bu Ban)	$—	0.0	$6,938,445	11.2

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	10,557,604	13.7	25,597,072	38.2

Tian Fu Garden residential project (Phase I and II)	16,698,666	21.7	16,131,665	26.1

Ai Bo Garden residential apartment project	26,828,713	34.8	8,309,296	9.4

Fu Xing Bath Center	18,430,028	23.9	—	0.0

At June 30, 2009, the Company had $11,076,151 of accounts receivable due from these customers. At June 30, 2008, the Company had $7,603,725 of accounts receivable due from these customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

NOTE 18 – RESTRICTED NET ASSETS

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

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Gold Horse International, Inc. exceed 25% of the consolidated net assets of Gold Horse International, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of our operations and revenues are conducted and generated in China, all of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 18 – RESTRICTED NET ASSETS (continued)

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

GOLD HORSE INTERNATIONAL, INC.
CONSOLIDATED PARENT COMPANY BALANCE SHEETS

	As of June 30,	As of June 30,

	2009	2008

ASSETS
Cash and cash equivalents	$39,956	$19,826
Deferred debt costs	—	115,110

Total Current Assets	39,956	134,936
Investments in subsidiaries at equity	28,914,268	20,593,620
Due from subsidiaries	2,042,142	2,173,412

Total Assets	$30,996,366	$22,901,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, net	$—	$955,062
Accounts payable	221,825	45,692
Accrued expenses	425,300	117,983

Total Current Liabilities	647,125	1,118,737

Stockholders’ equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 52,668,603 and 52,544,603 shares issued and outstanding at June 30, 2009 and 2008, respectively)	5,266	5,254
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	6,878,166	4,571,178
Statutory reserve	2,040,899	1,216,292
Retained earnings	12,866,842	7,526,144
Other comprehensive income	2,462,754	2,369,049

Total Stockholders’ Equity	30,349,241	21,783,231

Total Liabilities and Stockholders’ Equity	$30,996,366	$22,901,968

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 18 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Year Ended June 30,

	2009	2008

REVENUES	$—	$—

OPERATING EXPENSES:
Salaries and employee benefits	307,000	217,792
General and administrative	69,374	141,085

Total Operating Expenses	376,374	358,877

LOSS FROM OPERATIONS	(376,374)	(358,877)

OTHER EXPENSES:
Registration rights penalty recovery (rexpense)	117,882	(117,882)
Interest expense	(1,802,846)	(1,168,923)

Total Other Expenses	(1,684,964)	(1,286,805)

LOSS ATTRIBUTABLE TO PARENT ONLY	(2,061,338)	(1,645,682)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	8,226,643	6,177,816

NET INCOME	$6,165,305	$4,532,134

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 18 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,165,305	$4,532,134
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(8,226,643)	(6,177,816)
Common stock issued for services	—	169,181
Interest expense from amortization of debt discount	1,227,938	955,063
Amortization of debt issuance costs	115,110	89,530
Changes in assets and liabilities:
Accounts payable	176,132	45,692
Accrued expenses	307,318	117,982

NET CASH USED IN OPERATING ACTIVITIES	(234,840)	(268,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	—	(1,800,000)
Proceeds from subsidiaries	130,970	110,000
Payment to subsidiaries	—	(2,219,552)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	130,970	(3,909,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	—	2,183,000
Payment of placement fees	—	(204,640)
Proceeds from sale of common stock	124,000	2,219,252

NET CASH PROVIDED BY FINANCING ACTIVITIES	124,000	4,197,612

NET INCREASE IN CASH	20,130	19,826

CASH - beginning of year	19,826	—

CASH - end of year	$39,956	$19,826

NOTE 19 – COMMITMENTS

The Company did not have significant capital and other commitments, or significant guarantees as of June 30, 2009.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2009 and 2008

NOTE 20 – SUBSEQUENT EVENT

According to the term of an amendment dated June 30, 2009 to the amendment agreement with debenture holders (see note 12), the Company effected the following repayments to debenture holders:

Date	Amount

July 23, 2009	$382,480	(i)
September 30, 2009	537,950	(ii)

Total	$920,430

(i)	The repayment included principal amount of $327,450 and interest of $55,030.

(ii)	The repayment included principal amount of $436,600 and interest of $101,350

On August 15, 2009, the Company signed an agreement with Hohhot Xiehe Real Estate Development Company to sell certain land use rights. The total sale price was 15,000,000 RMB (approximately $2.19 million). The total original cost of the land use rights was 11,161,840 RMB (approximately $1.63 million) and the total residual book value of the land use rights sold to Hohhot Xiehe Real Estate Development Company was approximately 11,128,000 RMB (approximately $1,626,000) on June 30, 2009.

During the period from July 1, 2009 to October 12, 2009, the Company issued 2,350,000 shares of its common stock in connection with the conversion of $235,000 of convertible debt.

On September 10, 2009, the Company issued 3,055,000 shares of its common stock to officers and directors of the Company for services rendered and for accrued compensation. The shares were fair value on the date of grant based on recent trading price of $0.10. In connection with the issuance of these shares, the Company reduced accrued expenses by $248,000 and recorded stock-based compensation of $57,500.

On September 29, 2009, Jin Ma Real Estate and Inner Mongolia Chemistry College entered an agreement for the construction of student apartments for the Inner Mongolia Chemistry College situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and expects to complete the project in October 2009. Once completed, Jin Ma Real Estate will lease the buildings to the college for a period of 20 years. The annual lease payment will be approximately RMB 10 million (approximately $1.5 million) for 5 years (from October 2009 to October 2013) and the annual lease payment will be approximately RMB 7.5 million (approximately $1.1 million) for 15 years (from October 2014 to October, 2028).