Form 10-Q
period 2009-09-30
GOLD HORSE INTERNATIONAL, INC.
filed 2009-11-16
CIK 1111284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,780,592 shares at November 16, 2009.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

INDEX

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets
	As of September 30, 2009 (Unaudited) and June 30, 2009 (Audited)	3
	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three months Ended September 30, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Three months Ended September 30, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4T. Controls and Procedures		52

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A. Risk Factors		53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Submission of Matters to a Vote of Security Holders	53
Item 5.	Other Information	53
Item 6.	Exhibits	54

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the amount of funds owed us by the Jin Ma Companies, our ability to satisfy our repayment obligations under our 14% secured convertible debentures, the enforceability of our contractual arrangements with the Jin Ma Companies, the risk of doing business in the People’s Republic of China (“PRC”), our ability to implement our strategic initiatives, our access to sufficient capital, our ability to satisfy our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

          You should consider the areas of risk described in connection with any forward-looking statements that may be made in our report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report and our annual report on Form 10-K for the year ended June 30, 2009, including the risks described in Item 1A. - Risk Factors, in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

          Our web site is www.goldhorseinternational.com. The information which appears on our web site is not part of this report.

          Our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars. In this report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars. These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

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

2(a)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2009	June 30, 2009

	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$345,515	$112,134
Accounts receivable, net	10,959,186	11,943,996
Note receivable on sales type lease - current portion	158,090	157,923
Inventories, net	27,069	27,838
Advances to suppliers	909,141	200,570
Other receivable, net	607,880	1,197,705
Due from related parties	—	33,283
Cost and estimated earnings in excess of billings	18,064	16,539
Construction in progress - current portion	4,171,520	3,286,722
Prepaid land use rights for resale	2,417,926	4,041,090

Total Current Assets	19,614,391	21,017,800

Property and equipment, net	9,083,379	9,383,982
Construction in progress - non-current portion	8,446,221	7,273,392
Note receivable on sales type lease - non-current portion	8,663,423	8,654,311

Total Assets	$45,807,414	$46,329,485

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Convertible debt, net	$424,650	$—
Loans payable - current portion	4,315,257	4,420,290
Accounts payable	8,074,503	7,966,488
Due to related parties	600,918	—
Accrued expenses	814,618	1,251,843
Taxes payable	453,578	1,678,084
Advances from customers	804,840	246,191
Billings in excess of costs and estimated earnings	14,309	37,498

Total Current Liabilities	15,502,673	15,600,394

Loans payable - net of current portion	343,688	379,850

Total Liabilities	15,846,361	15,980,244

Commitments (Note 18)	—	—

Stockholders’ Equity:

Preferred stock ($.0001 par value; 20,000,000 shares authorized;none issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized; 57,579,002 and 52,668,603 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively)	5,758	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,368,714	6,878,166
Statutory reserve	2,111,443	2,040,899
Retained earnings	11,884,925	12,866,842
Other comprehensive income	2,494,899	2,462,754

Total Stockholders' Equity	29,961,053	30,349,241

Total Liabilities and Stockholders' Equity	$45,807,414	$46,329,485

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended September 30,

	2009	2008

	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$5,190,120	$28,378,442
Hotel	778,020	829,086
Real estate	—	232,700

Total Revenues	5,968,140	29,440,228

COST Of REVENUES
Construction	4,451,466	24,383,004
Hotel	514,547	446,087
Real estate	—	143,216

Total Cost of Revenues	4,966,013	24,972,307

GROSS PROFIT	1,002,127	4,467,921

OPERATING EXPENSES:
Hotel operating expenses	26,773	15,631
Bad debt recovery	(7,991)	(182,616)
Salaries and employee benefits	194,086	151,541
Depreciation and amortization	193,589	228,603
Gain on sale of land use rights	(449,306)	—
Selling, general and administrative	149,952	207,328

Total Operating Expenses	107,103	420,487

INCOME FROM OPERATIONS	895,024	4,047,434

OTHER INCOME (EXPENSES):
Other income	73	292
Interest income	57	945
Interest expense	(1,571,381)	(664,391)

Total Other Expenses	(1,571,251)	(663,154)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	(676,227)	3,384,280

PROVISION FOR INCOME TAXES	235,146	1,000,506

NET (LOSS) INCOME	$(911,373)	$2,383,774

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(911,373)	$2,383,774

OTHER COMPREHENSIVE INCOME:

Unrealized foreign currency translation gain	32,145	54,594

COMPREHENSIVE (LOSS) INCOME	$(879,228)	$2,438,368

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.02)	$0.05

Diluted	$(0.02)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	54,021,977	52,544,603

Diluted	54,021,977	58,890,533

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,

	2009	2008

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(911,373)	$2,383,774
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	193,589	228,603
Stock-based compensation	57,500	—
Common stock issued for interest	18,710	—
Rent expense associated with prepaid land use rights	—	893
Bad debt recovery	(7,991)	(182,616)
Interest expense from amortization of debt discount	1,333,700	409,313
Amortization of debt issuance costs	—	38,370
Gain on sale of land use right	(449,306)	—
Changes in assets and liabilities:
Accounts receivable	1,840,992	(2,762,312)
Inventories	797	5,642
Other receivables	590,784	(123,728)
Advance to suppliers	(707,998)	(579)
Costs and estimated earnings in excess of billings	(1,507)	215,400
Real estate held for sale	—	125,415
Construction in progress	(2,045,460)	(3,205,099)
Accounts payable and accrued expenses	(68,434)	1,113,716
Taxes payable	(1,225,645)	(737,276)
Advances from customers	558,104	579
Billings in excess of costs and estimated earnings	(23,216)	(11,521)

NET CASH USED IN OPERATING ACTIVITIES	(846,754)	(2,501,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of amounts due to related party	—	922,550
Proceeds from sale of land use right	1,356,507	—
Proceeds from return of deposit on prepaid land use rights	—	787,985
Purchase of property and equipment	—	(17,384)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,356,507	1,693,151

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(146,175)	—
Proceeds from advances from related party	633,912	583,693
Repayment of convertible debt	(764,050)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(276,313)	583,693

EFFECT OF EXCHANGE RATE ON CASH	(58)	4,057

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	233,382	(220,525)

CASH & CASH EQUIVALENTS - beginning of period	112,134	1,637,986

CASH & CASH EQUIVALENTS - end of the period	$345,516	$1,417,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$293,813	$95,447

Income taxes	$981,336	$1,355,072

Non-cash investing and financing activities:
Accounts receivable exchanged for prepaid land use rights for resale	$270,080	$—

Common stock issued for accrued compensation	$248,000	$—

Common stock issued for conversion of convertible debt	$145,000	$—

Common stock issued for accrued interest	$21,830	$—

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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
September 30, 2009

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
September 30, 2009

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

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its condensed consolidated financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to condensed consolidated financial statements included in the Company’s Form 10-K annual report for the year ended June 30, 2009.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The accounts of the Jin Ma Companies are consolidated in the accompanying financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 related to the consolidation of variable interest entities. As a VIE, the Jin Ma Companies sales are included in the Company’s total revenues, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Jin Ma Companies net income. The Company does not have any non-controlling interests and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the Jin Ma Companies that require consolidation of the Company’s and the Jin Ma Companies financial statements.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the three months ended September 30, 2009 and 2008 include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, and the calculation of the value of any beneficial conversion feature and warrants related to convertible debt.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The Company adopted ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC Topic 820.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk (continued)

At September 30, 2009 and June 30, 2009, the Company’s bank deposits by geographic area were as follows:

	September 30, 2009		June 30, 2009

	(Unaudited)		(Audited)
Country:
United States	$5,586	1.6%	$39,956	35.6%
China	339,929	98.4%	72,178	64.4%

Total cash and cash equivalents	$345,515	100.0%	$112,134	100.0%

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2009 and June 30, 2009, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $995,681 and $1,002,621, respectively, on its total accounts receivable.

Other receivables amounts were primarily related to advances made to various vendors and other parties in the normal course of business and the allowance was established when those parties deemed to be unlikely to repay the amounts. At September 30, 2009 and June 30, 2009, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $144,126 and $143,974, respectively. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account. The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the three months ended September 30, 2009 are as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total

Balance – June 30, 2009 (Audited)	$1,002,621	$143,974	$1,146,595
Reduction in allowance	(7,995)	—	(7,995)
Foreign currency translation adjustments	1,055	152	1,207

Balance – September 30, 2009 (Unaudited)	$995,681	$144,126	$1,139,807

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advances to suppliers

The Company advances to certain vendors for purchase of construction materials and services. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $909,141 and $200,570 at September 30, 2009 and June 30, 2009, respectively.

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

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At September 30, 2009 and June 30, 2009, the Company did not have any real estate held for sale.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of September 30, 2009 and June 30, 2009, construction in process amounted to $ 12,617,741 and $10,560,114, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended September 30, 2009 and 2008.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company utilizes ASC Topic 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2009 and June 30, 2009, there were no significant book and tax basis differences.

Pursuant to the PRC Income Tax Laws, the Company is subject to income tax at a statutory rate of 25%.

Under ASC Topic 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no effect on the Company’s consolidated financial statements.

Advances from customers

Advances from customers at September 30, 2009 and June 30, 2009 of $804,840 and $246,191, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the advances as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per common share

Net income (loss) per common share is calculated in accordance with the ASC Topic 260. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible debt (using the if-converted method) and common stock warrants. For the three months ended September 30, 2009, common stock equivalents were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. In periods where the Company has a net loss, all dilutive securities are excluded.

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended September 30,

	2009	2008

Net (loss) income used for basic and diluted net income per common share	$(911,373)	$2,383,774

Weighted average common shares outstanding – basic	54,021,977	52,544,603
Effect of dilutive securities:
Unexercised warrants	—	—
Convertible debentures	—	6,345,930

Weighted average common shares outstanding– diluted	54,021,977	58,890,533

Net (loss) income per common share – basic	$(0.02)	$0.05

Net (loss) income per common share – diluted	$(0.02)	$0.04

The Company’s aggregate common stock equivalents at September 30, 2009 and 2008 include the following:

	September 30, 2009	September 30, 2008

Warrants	10,028,023	10,028,023
Convertible debentures	12,739,500	6,345,930

Total	22,767,523	16,373,953

Revenue recognition

The Company follows the guidance of ASC Topic 605 and Topic 360 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Real estate sales which primarily involve the sale of multi-family units and community environments are reported in accordance with ASC Topic 360. Generally, profits from the sale of development properties, less 5% business tax, are recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer.

In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum.

In November 2008, Jin Ma Real Estate completed the construction and in December 2008, Jin Ma Real Estate received the first payment of 4,800,000 RMB. In accordance with ASC Topic 360, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (ASC Topic 360). Therefore the gain will be recognized into income as payments are received using the installment method. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenue and cost of sales is recognized based on this apportionment, and the Company recognized imputed interest income on the accompanying consolidated statements of income as summarized below. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had a sales value of 61,691,138 RMB (approximately $9,000,000).

As of September 30, 2009, the remaining deferred gain of $50,991 is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method. Principal and the related imputed interest are receivable annually at approximately $700,000 per year.

Revenue from the performance of general contracting, construction management and design-building services is recognized upon completion of the service.

In accounting for long-term engineering and construction-type contracts, the Company follows the provisions of ASC Topic 605. The Company recognizes revenues using the percentage of completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. This method of revenue recognition requires the Company to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards which may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the RMB. The financial statements of the Company are translated into United States dollars in accordance with ASC Topic 830. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended September 30, 2009 and 2008 amounted to $(58) and $4,057, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2009 and June 30, 2009 were translated at 6.8376 RMB to $1.00 USD and at 6.8448 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the three months ended September, 2009 and 2008 were 6.8411 RMB and 6.85292 RMB to $1.00 USD, respectively. In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2009 and 2008. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended September 30, 2009 and 2008 were not material.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accumulated other comprehensive income

The Company follows ASC Topic 220 to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended September 30, 2009 and 2008 included net income and foreign currency translation adjustments.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended September 30, 2009 and 2008, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment (Refer to Note 14).

Recent accounting pronouncements

The Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, “Effective Date of FASB Statement 157”), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

The Company adopted FASB ASC 810-10-65 (formerly SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

The Company adopted FASB ASC 805-10, (formerly SFAS 141R, “Business Combinations”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

The Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

The Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2009, FASB established Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities (“VIEs”). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on the Company’s results of operations or financial position.

In May 2009, FASB issued FAS No. 165, “Subsequent Events,” which was subsequently codified within ASC 855, “Subsequent Events”. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The adoption did not have a material effect on the Company’s results of operations and financial condition.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). The adaption of this standard did not have a material effect on the preparation of the Company’s consolidated financial statements.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition.

In October 2009, the FASB concurrently issued the following ASC Updates:

1.          ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

2.          ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning July 1, 2011. The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2009, subsequent events were evaluated by the Company as of November 16, 2009, the date on which the consolidated financial statements at and for the three months ended September 30, 2009, were available to be issued.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 – NOTE RECEIVABLE, net

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on previously reported financial position, results of operations or cash flows.

Note receivable, which was attributable to the leasing of the Vocational School pursuant to a sales-type capital lease (see Note 1), is accounted for using the installment method of accounting as well as original note value. In accordance with ASC Topic 360, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value (See Note 1). Management believes that the note receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required. At September 30, 2009 and June 30, 2009, note receivable, net consisted of the following:

	September 30, 2009	June 30, 2009

	(Unaudited)	(Audited)
Note receivable – gross	$17,550,017	$17,531,557
Less: discount on note receivable	(8,677,513)	(8,668,385)
Less: deferred gain on sale	(50,991)	(50,938)

	8,821,513	8,812,234
Note receivable – current portion, net	(158,090)	(157,923)

Note receivable – long-term, net	$8,663,423	$8,654,311

NOTE 3 – INVENTORIES

At September 30, 2009 and June 30, 2009, inventories consisted of the following:

	September 30, 2009	June 30, 2009

	(Unaudited)	(Audited)
Consumable goods	$27,069	$27,838

	$27,069	$27,838

NOTE 4 – PREPAID LAND USE RIGHTS FOR RESALE

As of September 30, 2009 and June 30, 2009, the following prepaid land use rights are for resale:

	Lower of cost or market

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)

Parcel A	$—	$1,625,708
Parcel B	2,417,926	2,415,382

Total	$2,417,926	$4,041,090

On August 15, 2009, an agreement has been entered whereby the Company sold parcel A for approximately $2.2 million (RMB 15 million). The sale amount has been received by the Company by the end of October 2009. For the three months ended September 30, 2008 and 2008, the Company recognized a gain from the sale of land use rights of $449,306 and $0, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 4 – PREPAID LAND USE RIGHTS FOR RESALE (continued)

The Company has not received land use right certificate or county government approval on the parcel of land for Parcel B. This delay is common in China. However, if ever the approval and land use right certificate cannot be obtained in the future, the Company’s legal title on use rights on the parcel of land would be doubtful. The purchaser of parcel A does not have any recession rights.

NOTE 5 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at September 30, 2009 and June 30, 2009 consisted of:

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)

Costs incurred on uncompleted contracts	$22,738,242	$18,495,062
Estimated earnings	5,239,071	4,265,507

	27,977,313	22,760,569
Less: billings to date	(27,973,558)	(22,781,528)

	$3,755	$(20,959)

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)

Costs and estimated earnings in excess of billings	$18,064	$16,539
Billings in excess of costs and estimated earnings	(14,309)	(37,498)

	$3,755	$(20,959)

NOTE 6 – PROPERTY AND EQUIPMENT

At September 30, 2009 and June 30, 2009, property and equipment consist of the following:

		September 30, 2009	June 30, 2009
	Useful Life	(Unaudited)	(Audited)

Office equipment	5-8 Years	$577,150	$576,543
Machinery equipment	5-15 Years	7,019,013	7,038,804
Vehicles	10 Years	446,620	418,977
Building and building improvements	20 – 40 Years	4,074,119	4,348,872

		12,116,902	12,383,196
Less: accumulated depreciation		(3,033,523)	(2,999,214)

		$9,083,379	$9,383,982

Depreciation of property and equipment is provided using the straight-line method. For the three months ended September 30, 2009 and 2008, depreciation expense amounted to $193,589 and $228,603, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 7 – CONSTRUCTION IN PROGRESS

At September 30, 2009 and June 30, 2009, construction in progress represents prepaid land use right and building built specifically for the Inner Mongolia Chemistry College of $8,446,221 and $7,273,392, respectively, and the Procuratorate Housing Estates (located in Yuquan District, Hohhot city, Inner Mongolia) of $4,171,520 and $3,286,722, respectively.

On September 29, 2009, Jin Ma Real Estate and Inner Mongolia Chemistry College entered an agreement for the construction of student apartments for the Inner Mongolia Chemistry College situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and the project was completed in October 2009. Once completed, Jin Ma Real Estate will lease the buildings to the college for a period of 20 years. The annual lease payment will be approximately RMB 10 million (approximately $1.5 million) for 5 years (from October 2009 to October 2013) and the annual lease payment will be approximately RMB 7.5 million (approximately $1.1 million) for 15 years (from October 2014 to October, 2028). As of September 30, 2009, the Company has received an advance of the first annual lease payment of $262,532, which has been included in advances from customers on the accompany balance sheet.

NOTE 8 – ACCRUED EXPENSES

At September 30, 2009 and June 30, 2009, accrued expenses consist of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)

Accrued interest payable	$712,907	$809,078
Accrued payroll and employees benefit	99,909	363,843
Other	1,802	78,922

	$814,618	$1,251,843

NOTE 9 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740. ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States.

The operations of the Company are in China and are governed by the Income Tax Law of the People’s Republic of China and local income tax laws (the “PRC Income Tax Law”). The Company is subject to income tax at a rate of 25%.

On September 30, 2009 and June 30, 2009, taxes payable are as follows:

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)

Income taxes payable	$371,848	$1,117,244
Other taxes payable	81,730	560,840

Total	$453,578	$1,678,084

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 10 – LOANS PAYABLE

Loans payable consisted of the following at September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)

Loans from various credit unions, payable in four installments beginning in November 2009 and due on June 5, 2010 with variable annual interest adjustable every 12 months, at The People’s Bank of China base loan rate + 75% of base loan rate (5.4% at September 30, 2009) and secured by the assets of Jin Ma Hotel.	$2,925,003	$2,921,927

Loans from various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured.	1,034,866	1,033,777

Loans from various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured.	114,075	113,955

Loans from various unrelated parties, due in August 2009 with annual interest of 14.4% and unsecured and repaid in September 2009.	—	146,096

Loans from various unrelated parties, due in January 2010 with annual interest of 18% and unsecured.	58,500	58,439

Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured	36,563	36,524

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	190,125	189,925

Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	36,563	36,524

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	117,000	116,877

Loan from one unrelated individual, due in March 2010 with annual interest of 24% and unsecured	146,250	146,096

Total loans payable	4,658,945	4,800,140
Less: current portion	(4,315,257)	(4,420,290)

Long term liability	$343,688	$379,850

For the three months ended September 30, 2009 and 2008, interest expense related to these loans amounted to $172,197 and $161,678, respectively. At September 30, 2009, future maturities of long-term debt are as follows:

Period ended September 30:

2010 (current liability)	$4,315,257
2011	$36,563
2012	$307,125

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 11 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At September 30, 2009 and June 30, 2009, due from related parties was due from the following:

		September 30, 2009	June 30, 2009
Name	Relationship	(Unaudited)	(Audited)

Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$-	$33,283

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At September 30, 2009 and June 30, 2009, due to related parties consisted of the following:

		September 30, 2009	June 30, 2009
Name	Relationship	(Unaudited)	(Audited)

Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$600,918	$-

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

Under the terms of the Securities Purchase Agreement, on the first closing which occurred on November 30, 2007, the Company issued $2,183,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 9,520,349 shares of the Company’s common stock. The Company paid Next Generation Equity Research, LLC (“Next”), a broker dealer and member of FINRA, a commission of $174,640 and issued Next common stock purchase warrants to purchase an aggregate of 507,674 shares of the Company’s common stock at $0.50 per share. Additionally, the Company reimbursed one of the investors $30,000 to defer its legal fees in connection with the financing. The Company used the balance of the proceeds for general working capital.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 12 – CONVERTIBLE DEBT (continued)

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

•

Pursuant to the repayment schedule, unless the Exchanged Debenture is paid in full on or before December 31, 2009, the March 31, 2010 Monthly Redemption Amount will include a premium equal to 10% of the principal amount of the Exchanged Debenture outstanding immediately prior to the consummation of the Amendment Agreement amounting to $218,300. The Company has accrued this penalty which has been included in accrued expenses on the accompanying balance sheet.

•	The conversion price in effect on any outstanding principal balance was lowered from a conversion rate of $0.344 per share to $0.10 per share.

•

The exercise price per share of common stock for the original 10,028,023 warrants issued pursuant to the Securities Purchase Agreement dated November 30, 2007 and to the placement agent was lowered from $0.50 to $0.10.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 12 – CONVERTIBLE DEBT (continued)

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 12 – CONVERTIBLE DEBT (continued)

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
September 30, 2009

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

Accounting treatment related to convertible debt and related warrants

a) Initial convertible debt and related warrants

In fiscal 2008, the Company evaluated whether or not the convertible debt contained embedded conversion options, which meet the definition of a derivatives under ASC Topic 815. The Company concluded that since the 14% secured convertible debenture had a fixed redemption price of $0.344, the convertible debenture was not a derivative instrument. The Company analyzed this provision under ASC Topic 815 and therefore it qualified as equity under ASC Topic 815. Derivative financial instruments, as defined in ASC Topic 815 consist of financial instruments or other contracts that contain all three of the following characteristics: i) the financial instrument has a notional amount and one or more underlying, e.g. interest rate, security price or other variable, ii) require no initial net investment and iii) permits net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. ASC Topic 815 defines net settlement. In order for the net settlement requirement to be met, the contract must meet one of the three tests listed in ASC Topic 815.

Since there is no net settlement provision in the contract and no market mechanism that facilitates net settlement that would cause the contract to meet the certain criteria in ASC Topic 815, the Company analyzed ASC Topic 815 which provides that a contract that requires delivery of the assets associated with the underlying has the characteristic of net settlement if those assets are readily convertible to cash.

An asset (whether financial or nonfinancial) can be considered to be readily convertible to cash, as that phrase is used in paragraph 9(c), only if the net amount of cash that would be received from a sale of the asset in an active market is either equal to or not significantly less than the amount an entity would typically have received under a net settlement provision

At the time of the November 2007 private placement, there was no market for the Company’s common stock.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 12 – CONVERTIBLE DEBT (continued)

On November 30, 2007, pursuant to the Securities Purchase Agreement, the Company issued to the investors warrants to purchase 9,520,349 shares of common stock of the Company. On that date there were approximately 52,544,000 shares of common stock outstanding. Thus, the warrants, at the time of issuance, represented more than 18% of the outstanding common stock.

Since (i) the number of shares issuable upon exercise of the warrants, (ii) the relationship between the number of warrants and the outstanding common stock, (iii) the lack of an active market in the stock, (iii) the fact that the common stock is not listed on an exchange, (iv) the fact that the underlying common stock was not registered with the Securities and Exchange Commission, and (v) the fact that relatively modest sales would have a depressing effect on the market price of the common stock demonstrate that the net settlement test is not met and the warrants are not considered a derivative instrument..

The Warrants have a term of 5 years after the issue date of November 30, 2007. The warrants were treated as a discount on the secured notes and were valued at $887,768 and were amortized over the original 16-month note term. Additionally, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. The convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $1,295,233 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and was amortized over the original 16-months note term.

b) Amended convertible debt and related warrants

In connection with the amendment of the Securities Purchase Agreements and related agreements, management considered ASC Topic 470 and related interpretations.

Under ASC Topic 470, the Company concluded that the Amended Agreements were not a troubled debt restructure since there are no concessions by the note holders because they have in effect received new notes with new or better conversion terms, an increased interest rate, and a reduction of the warrant exercise price. The effective interest rate has increased due to the various changes discussed above.

Therefore, the Company reviewed ASC Topic 470 which is for modifications of debt instruments other than a troubled debt restructure. Under ASC Topic 470, the changes in cash flows were measured as follows:

Change in present value (“PV”) of principal	$0
Change in PV of interest	$0
Change in fair value of embedded conversion option	$2,204,480

If the change in cash flows are greater than 10% or if change in embedded conversion option is greater than 10% of the debt ($2,183,000 *10% = $218,300) then it is treated as a substantial modification of terms and a debt extinguishment under paragraph ASC Topic 860. The change in the embedded conversion option result in a greater than 10% change in the PV of the notes and as such management believes this restructuring should be accounted for as an extinguishment of debt, plus a re-issuance of new debt with new warrants and a new beneficial conversion feature. Pursuant to ASC Topic 470, the debtor should recognize a debt discount and additional paid-in capital for the change in fair value of the embedded conversion options and not consider a BCF only if it is determined that this is not a debt extinguishment. Accordingly, the Company determined that this was a debt extinguishment and accounted for the transaction as though the old debt was extinguished (amortize all discounts and issue costs) and then account for the Amended Agreements as though new debt was issued (record new discounts for warrants and the BCF).

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 12 – CONVERTIBLE DEBT (continued)

In accordance with ASC Topic 470, the amended convertible notes were considered to have a BCF because the effective conversion price was less than the fair value of the Company’s common stock. This convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $1,302,947 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and will be amortized over the 9-months amended note term.

Pursuant to the terms of the amended warrants, the Purchasers are entitled to purchase up to 9,520,349 shares of common stock of the Company at an amended exercise price of $0.10 per share. The amended warrants have a term of 5 years after the issue date of November 30, 2007. These warrants were treated as a discount on the convertible notes and were valued at $880,053 and will be amortized over the 9-month amended note term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC Topic 718 using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 1.2%; volatility of 328% and an expected term of four years.

The amortization of debt discounts for the three months ended September 30, 2009 and 2008 was $1,333,700 and $409,313, respectively, which has been included in interest expense on the accompanying consolidated statement of income. The balance of the debt discount is $849,300 and $818,625, respectively, at September 30, 2009 and 2008 which will be amortized over the remaining term of the debenture.

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

The convertible debenture liability is as follows at September 30, 2009 and June 30, 2009:

	September 30, 2009 (Unaudited)	June 30, 2009 (Audited)

Convertible debentures payable	$1,273,950	$2,183,000
Less: unamortized discount on debentures	(849,300)	(2,183,000)

Convertible debentures, net	$424,650	$—

NOTE 13 – STOCKHOLDERS’ EQUITY

Common stock

On September 10, 2009, the Company issued 3,055,000 shares of its common stock to officers and directors of the Company for services rendered and for accrued compensation. The shares were valued at $0.10 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company reduced accrued expenses by $248,000 and recorded stock-based compensation of $57,500.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 13 – STOCKHOLDERS’ EQUITY (continued)

During the period from July 1, 2009 to September 30, 2009, the Company issued 1,450,000 shares of its common stock in connection with the conversion of $145,000 of convertible debt.

On September 30, 2009, the Company issued 405,399 shares of its common stock to various convertible debenture holders to pay off outstanding share portion interest payable due by September 30, 2009. The shares were valued at $0.10 per share based on the fair value on the grant date. In connection with the issuance of these shares, for the three months ended September 30, 2009, the Company recorded interest of $18,710 and reduced interest payable by $21,830.

Warrants

Stock warrants activities for the three months ended September 30, 2009 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at June 30, 2009 (Audited)	10,028,023	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at September 30, 2009 (Unaudited)	10,028,023	$0.10

Warrants exercisable at September 30, 2009	10,028,023	$0.10

The following table summarizes the Company’s stock warrants outstanding at September 30, 2009:

Warrants Outstanding				Warrants Exercisable

Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price

$0.10	10,028,023	3.17 Years	$0.10	10,028,023	$0.10

NOTE 14 – SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 14 – SEGMENT INFORMATION (continued)

During the three months ended September 30, 2009 and 2008, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company’s reportable segments are strategic business units that offer different products. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the three months ended September 30, 2009 and 2008 is as follows:

	For the Three Months Ended September 30,

	2009 (Unaudited)	2008 (Unaudited)

Revenues:
Construction	$5,190,120	$28,378,442
Real Estate	—	232,700
Hotel	778,020	829,086

	5,968,140	29,440,228

Depreciation:
Construction	115,053	133,737
Real Estate	10,022	82,259
Hotel	68,514	12,607

	193,589	228,603

Interest expense:
Construction	172,197	161,678
Other	1,399,184	502,713

	1,571,381	664,391

Net (loss) income:
Construction	602,830	2,850,414
Real Estate	(103,790)	(51,043)
Hotel	66,996	141,295
Other (a)	(1,477,409)	(556,892)

	(911,373)	2,383,774

	September 30, 2009	June 30, 2009

Identifiable long-lived tangible assets at September 30, 2009 and June 30, 2009:
Construction	$6,594,883	$6,819,609
Real Estate	344,170	353,825
Hotel	2,144,326	2,210,548

	$9,083,379	$9,383,982

(a)	The Company does not allocate its general and administrative expenses of its US activities to its reportable segments, because these activities are managed at a corporate level.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 15 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the three months ended September 30, 2009 and 2008. For the three months ended September 30, 2009, statutory surplus reserve activity was as follows:

Statutory Surplus Reserve

Balance – June 30, 2009 (Audited)	$2,040,899
Addition to statutory reserves	70,544

Balance – September 30, 2009 (Unaudited)	$2,111,443

NOTE 16 – MAJOR CUSTOMERS & VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the three months ended September 30, 2009, two construction projects accounted for 87.0% of the Company’s total revenues. For the three months ended September 30, 2008, three construction projects accounted for 96.4% of the Company’s total revenues. Major customers are summarized as follows:

Project Name	For the Three Months Ended September 30, 2009%		For the Three Months Ended September 30, 2008%

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	—	0.0	7,906,170	26.9

Tian Fu Garden residential project (Phase I and II)	—	0.0	14,284,218	48.5

Ai Bo Garden residential apartment project	—	0.0	6,188,054	21.0

Lanyu Garden No. 3 residential apartment project	2,136,690	35.8%	—	0.0

Fu Xing Bath Center Project	3,053,430	51.2%	—	0.0

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 16 – MAJOR CUSTOMERS & VENDORS (continued)

At September 30, 2009, the Company had $5,950,917 of accounts receivable due from its major customers. At June 30, 2009, the Company had $11,076,151 of accounts receivable due from the same customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

NOTE 17 – RESTRICTED NET ASSETS

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 17 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONSOLIDATED PARENT COMPANY BALANCE SHEETS

	As of September 30, 2009	As of June 30, 2009

	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$5,586	$39,956

Total Current Assets	5,586	39,956
Investments in subsidiaries at equity	29,512,449	28,914,268
Due from subsidiaries	1,121,142	2,042,142

Total Assets	$30,639,177	$30,996,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, net	$424,650	$—
Accounts payable	28,423	221,825
Accrued expenses	225,050	425,300

Total Current Liabilities	678,123	647,125

Stockholders’ equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 57,579,002 and 52,668,603 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively)	5,758	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,368,715	6,878,166
Statutory reserve	2,111,443	2,040,899
Retained earnings	11,884,925	12,866,842
Other comprehensive income	2,494,899	2,462,754

Total Stockholders’ Equity	29,961,054	30,349,241

Total Liabilities and Stockholders’ Equity	$30,639,177	$30,996,366

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 17 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,

	2009	2008

	(Unaudited)	(Unaudited)

REVENUES	$—	$—
OPERATING EXPENSES:
Salaries and employee benefits	67,750	25,000
General and administrative	10,475	29,178

Total Operating Expenses	78,225	54,178

LOSS FROM OPERATIONS	(78,225)	(54,178)

OTHER EXPENSES:
Interest expense	(1,399,184)	(502,714)

Total Other Expenses	(1,399,184)	(502,714)

LOSS ATTRIBUTABLE TO PARENT ONLY	(1,477,409)	(556,892)
EQUITY INCOME EARNINGS OF SUBSIDIARIES	566,036	2,940,666

NET INCOME	$(911,373)	$2,383,774

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 17 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,

	2009	2008

	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(911,373)	$2,383,774
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(566,036)	(2,940,666)
Common stock issued for services	57,500	—
Common stock issued for interest	18,710	—
Interest expense from amortization of debt discount	1,333,700	409,313
Amortization of debt issuance costs	—	38,370
Changes in assets and liabilities:
Accounts payable	(7,799)	44,930
Accrued expenses	(115,522)	—

NET CASH USED IN OPERATING ACTIVITIES	(190,820)	(64,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from subsidiaries	920,500	50,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	920,500	50,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible debt	(764,050)	—

NET CASH USED IN FINANCING ACTIVITIES	(764,050)	—

NET DECREASE IN CASH	(34,370)	(14,279)
CASH - beginning of year	39,956	19,826

CASH - end of period	$5,586	$5,547

NOTE 18 – COMMITMENTS

The Company did not have significant capital and other commitments, or significant guarantees as of September 30, 2009.

NOTE 19 – SUBSEQUENT EVENT

During the period from October 1, 2009 to November 16, 2009, the Company issued 5,201,590 shares of its common stock in connection with the conversion of $519,784 of convertible debt and interest expense of $375.

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

Overview

          Neither Gold Horse International nor its subsidiaries Gold Horse Nevada, Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. Pursuant to the requirements of ASC Topic 810, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this quarterly report, the assets and liabilities at September 30, 2009 and June 30, 2009 and the results of operations for the three months ended September 30, 2009 an 2008 are those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations.

          For the three months ended September 30, 2009, our overall net revenues decreased 79.7% from the three months ended September 30, 2008 as summarized below:

	2009	2008	$ Change (Decrease)	% Change

NET REVENUES
Construction	$5,190,120	$28,378,442	$(23,188,322)	81.7%
Hotel	778,020	829,086	(51,066)	6.6%
Real estate	—	232,700	(232,700)	100.0%

Total Revenues	$5,968,140	$29,440,228	$(23,472,088)	79.7%

          At September 30, 2009, Jin Ma Construction had only 2 construction projects in process; 1) the Lanyu Garden No. 3 residential apartment project, which is approximately 83% compete and 2) the Fu Xing Bath Center Project which is approximately 89% complete. The nature of Jin Ma Construction’s business is that at any given time it will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. In addition, if Jin Ma Construction does not successfully manage its business so that it has new projects ready to start as current projects are completed its revenues will decline which will materially adversely impact our liquidity and operations in future periods.

          Currently, other than the two uncompleted projects discussed above, Jin Ma Construction is building the Inner Mongolia Chemistry College and the The Procuratorate Housing Estates (Jian Guan) on behalf of Jin Ma Real Estate.

                    1) Inner Mongolia Chemistry College -

Jin Ma Real Estate and Jin Ma Construction have utilized current working capital in the construction of student apartments for the Inner Mongolia Chemistry College situated in Inner Mongolia University City, a compound where many higher education institutions are located. Since Jin Ma Real Estate does not have any construction licenses, Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate. Jin Ma Real Estate will pay Jin Ma Construction all construction costs associated with this project. Once completed, Jin Ma Real Estate will lease the buildings to the college for a period of 20 years. The cost of construction is estimated to be RMB 50 million ($7.3 million), and Jin Ma Real Estate expects the annual investment returns to be approximately RMB 10 million (approximately $1.5 million) for 5 years (from October 2009 to October 2013) and expects the annual investment returns to be approximately RMB 7.5 million (approximately $1.1 million) for 15 years (from October 2014 to October 2028). Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and expects to complete the project by the end of November 2009.

The costs associated with these projects are reflected on our balance sheet as construction in process and we will not recognize any revenues on this project until the project is complete and we begin receiving lease income, in accordance with ASC Topic 360 and related interpretations. In accordance with terms of the agreements, at the end of the lease terms, ownership of the buildings will be transferred to Inner Mongolia Chemistry College. During the term of lease, Jin Ma Real Estate will not have additional commitments to the Inner Mongolia Chemistry College, other than the customary construction warranties.

                    2) The Procuratorate Housing Estates (Jian Guan)

When completed, Procuratorate Housing will comprise of five buildings containing 600 residential apartment units sitting on 60 acres. This project is a joint effort with Jin Ma Construction, which will be serving as the general contractor for the construction of this project. In May 2008, improvements to the land began and the construction was commenced in July 2009, as Jin Ma Real Estate have completed the design and planning for this project, and its anticipated completion date is May 2010. Procuratorate Housing is located in the Yu Quan District of Hohhot City.

          As of the date of this report, Jin Ma Construction has not entered into any new contracts to begin additional construction projects. Although the Company is to bidding on several projects to perform construction services, there is no assurance that Jin Ma Construction will secure these contracts. Accordingly, we expect revenues from the Jin Ma Construction segment to be significantly less than in prior periods until such time as Jin Ma Construction can enter and begin new construction projects.

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

          Although our revenues have decreased and there has been a decrease in investment in real estate investment in Hohhot, Jin Ma Construction management believes that they will be able to obtain new profitable project in the third quarter of fiscal 2 010.

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

          Pursuant to ASC Topic 810, we are required to include in our consolidated financial statements the financial statements of variable interest entities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

          The Jin Ma Companies are considered VIEs, and we are the primary beneficiary. On June 29, 2007, we entered into agreements with the Jin Ma Companies pursuant to which we shall receive 100% of the Jin Ma Companies net income. In accordance with these agreements, the Jin Ma Companies shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, Global Rise, and Global Rise shall supply the technology and administrative services needed to service the Jin Ma Companies.

          The accounts of the Jin Ma Companies are consolidated in the accompanying financial statements pursuant to ASC Topic 810. As a VIE, the Jin Ma Companies sales are included in our total sales, its income from operations is consolidated with our, and our net income includes all of the Jin Ma Companies net income. We do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in the Jin Ma Companies that require consolidation of the Jin Ma Companies financial statements with our financial statements.

          The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted. Accordingly, actual results could differ from those estimates. Significant estimates in 2010 and 2009 include the allowance for doubtful accounts and the useful life of property and equipment, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings.

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

          Prior to the time when the Jin Ma Companies financial statements were prepared in accordance with U.S. generally accepted accounting policies, the Jin Ma Companies did not record reserves for uncollectable accounts. Following the Contractual Arrangements, in accordance with U.S. generally accepted accounting policies we initially estimated reserves based solely upon the age of the receivable as a historical basis by which the collectability could be reasonably estimated did not exist. As a basis for accurately estimating the likelihood of collection has been established, the Jin Ma Companies consider a number of factors when determining reserves for uncollectable accounts. We believe that we use a reasonably reliable methodology to estimate the collectability of the Jin Ma Companies accounts receivable and other receivables. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We should become unable to reasonably estimate the collectability of our receivables, our results of operations could be negatively impacted. At September 30, 2009 and June 30, 2009, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $995,681 and $1,002,621, respectively, on its total accounts receivable.

          Other receivables amounts were primarily related to advances made to various vendor, subcontractors, and other parties in the normal course of business and the allowance was established when those parties deemed to be unlikely to repay the amounts. At September 30, 2009 and June 30, 2009, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $144,126 and $143,974, respectively.

Inventories

          Inventories, consisting of construction materials and consumable goods related to our operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

          We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At September 30, 2009 and June 30, 2009, we did not have any real estate held for sale.

Advances from customers

          Advances from customers at September 30, 2009 and June 30, 2009 of $804,840 and $246,191, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Construction in process

          Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of September 30, 2009 and June 30, 2009, construction in process amounted to $12,617,741 and $10,560,114, respectively.

Revenue recognition

          We follow the guidance of ASC Topic 605 and Topic 360 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

          Real estate sales which primarily involve the sale of multi-family units and community environments are reported in accordance with the provisions of ASC Topic 360. Generally, profits from the sale of development properties, less 5% business tax, are recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer.

          In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sale-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. In November 2008, the Company completed the construction and in December 2008, Jin Ma Real Estate received the first payment of 4,800,000 RMB. Under U.S. generally accepted accounting principles, for accounting purposes, we treat the transaction as a sales type capital lease and record the amount which will be paid to us over the next 26 years as a note receivable. As payments are made to us under this note receivable we reduce the principal amount of note receivable due us and we will recognize interest income using the effective interest method.

          In accordance with ASC Topic 360, any gain from sales-type capital lease was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (ASC Topic 360). Therefore the deferred gain will be recognized into income using the installment method as payments are received. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenue and cost of sales is recognized based on this apportionment and are presented on the income statement. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12%. Principal and the related imputed interest are receivable annually at approximately $700,000 per year. As September 30, 2009, the remaining deferred gain of $50,991 is reflected as a reduction to the note receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

          Revenue from the performance of general contracting, construction management and design-building services is recognized upon completion of the service.

          Revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, is recognized when rooms are occupied and services have been rendered.

          In accounting for long-term engineering and construction-type contracts, we follow the provisions of ASC Topic 605. The Company recognizes revenues using the percentage of completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. This method of revenue recognition requires the Company to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity; and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards which may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset, costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized.

Warranty policy

          In accordance with ASC Topic 450, the Company estimates its liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by its construction defect and expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, there possible clams made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the three months ended September 30, 2009 and 2008 were immaterial.

Recent Accounting Pronouncements

We adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on our Condensed Consolidated Financial Statements.

During 2008, we adopted FASB ASC 820-10 (formerly FSP FAS 157-2, ”Effective Date of FASB Statement 157”), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, we adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on our Condensed Consolidated Financial Statements.

We adopted FASB ASC 810-10-65 (formerly SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on our Condensed Consolidated Financial Statements.

We adopted FASB ASC 805-10, (formerly SFAS 141R, “Business Combinations”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. We will apply ASC 805-10 to any business combinations subsequent to adoption.

We adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on our Condensed Consolidated Financial Statements.

Effective July 1, 2009, we adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on our Condensed Consolidated Financial Statements.

In June 2009, FASB established Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities (“VIEs”). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on the Company’s results of operations or financial position.

In May 2009, FASB issued FAS No. 165, “Subsequent Events,” which was subsequently codified within ASC 855, “Subsequent Events”. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The adoption did not have a material effect on the Company’s results of operations and financial condition.

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). The adaption of this standard did not have a material effect on the preparation of the Company’s consolidated financial statements.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition.

In October 2009, the FASB concurrently issued the following ASC Updates:

•          ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•          ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

RESULTS OF OPERATIONS

Comparison of three months Ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,

	2009	% of Total Revenues		2008	% of Total Revenues

NET REVENUES
Construction	$5,190,120	87.0		28,378,442	96.4
Hotel	778,020	13.0		829,086	2.8
Real estate	—	0.0		232,700	0.8

Total Revenues	5,968,140	100.0		29,440,228	100.0

COST OF SALES
Construction	4,451,466	85.8	*	24,383,004	85.9	*
Hotel	514,547	66.1	*	446,087	53.8	*
Real estate	—	—		143,216	61.5	*

Total Cost of Sales	4,966,013	83.2		24,972,307	84.8

GROSS PROFIT
Construction	738,654	14.2	*	3,995,438	14.1	*
Hotel	263,473	33.9	*	382,999	46.2	*
Real estate	—	—		89,484	38.5	*

Total Gross Profit	1,002,127	16.8		4,467,921	15.2

          * Represents percentage of respective segments total revenues

          Net Revenues. For the three months ended September 30, 2009, our overall net revenues decreased 79.7% from the three months ended September 30, 2008. The decrease in revenues was mainly due to decreased activity in construction operations which are summarized as follows:

Project Name	For the Three Months Ended September 30, 2009%		For the Three Months Ended September 30, 2008%

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	—	0.0	7,906,170	27.8

Tian Fu Garden residential project (Phase I and II)	—	0.0	14,284,218	50.3

Fu Xing Bath Center	2,136,690	41.2	—	—

Lanyu Garden Number 3 residential building	3,053,430	58.8	—	—

Ai Bo Garden residential apartment project	—	0.0	6,188,054	21.9

Total construction revenues	$5,190,120	100%	$28,378,442	100%

          * Represents percentage of construction segment revenues.

At September 30, 2009, the percentage completed for each respective job is as follows:

% Complete

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	100.0%
Tian Fu Garden residential project (Phase I and II)	100.0%
Ai Bo Garden residential apartment project (Phase I and Phase II)	100.0%
Lanyu Garden Number 3 residential building	83.2%
Fu Xing Committee Bath Center	88.7%

          As discussed elsewhere in this filing, at September 30, 2009, Jin Ma Construction had only 2 construction projects in process; 1) the Lanyu Garden No. 3 residential apartment project, which is approximately 83% compete and 2) the Fu Xing Bath Center Project which is approximately 89% complete. As of the date of this report, Jin Ma Construction has not entered into any new contracts to begin additional construction projects. Although the Company is to bidding on several projects to perform construction services, there is no assurance that Jin Ma Construction will be secure these contracts. Accordingly, we expect revenues from the Jin Ma Construction segment to be significantly less than in prior periods until such time as Jin Ma Construction can enter and begin new construction projects.

          Revenues for Jin Ma Hotel’s operations decreased approximately 6.2% for the three months ended September 30, 2009 from the three months ended September 30, 2008 primarily due to decreased sales at the hotels banquet and catering. As China has also been impacted by the current global economy downturn, potential visitors to the Jin Ma Hotel might have less disposable income to spend on leisure activities which in turn limits revenues from the Jin Ma Hotel.

          Jin Ma Real Estate’s development operation did not generate any revenue during the three months ended September 30, 2009 due to a lack of inventory of apartment units available for sale. For the three months ended September 30, 2009, following the effect date of the PRC Property Right Law in October 2007 which impacted the method by which Jin Ma Real Estate could obtain land use rights to build additional residential projects coupled with a softening in the residential real estate market, Jin Ma Real Estate put more of its focus on completing the two school projects. Jin Ma Real Estate is currently developing a government residential building and completed the Inner Mongolia Chemistry College. We presently anticipate that Jin Ma Real Estate will generate revenues in near future period in accordance with Jin Ma Real Estate’s revenue recognition policies.

          Additionally, in November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical College. Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Inner Mongolia Electrical Vocational Technical College and it will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. Since Jin Ma Real Estate does not have any construction licenses, Jin Ma Construction performed all of the construction services on behalf of Jin Ma Real Estate. This project was completed in November 2008 and received the first annual payment in December 2008. We expect to receive the second installment in December 2009.

          Additionally, in September 2009, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Chemistry College. Pursuant to the terms of the agreement, Jin Ma Real Estate constructs the buildings and, upon completion, pursuant to a sales-type lease, leases the buildings to the Inner Mongolia Chemistry College and it will receive payments for a period of 20 years. The cost of construction is estimated to be RMB 50 million (approximately $7.3 million). Jin Ma Real Estate will receive an annual payment of approximately RMB 10 million (approximately $1.5 million) for 5 years (from October 15, 2009 to October 15, 2013) and receive an annual payment of approximately RMB 7.5 million (approximately $1.1 million) for 15 years (from October 15, 2014 to October 15, 2028). Jin Ma Construction is performing all of the construction services on behalf of Jin Ma Real Estate for this project as well. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the project in October 2009. Currently, the Jin Ma Companies have no plans to continue this business model for its real estate segment due to its capital intensive requirements and in future periods it will recognize revenues, cost of sales and the related gross profit as payments are received based on the installment method.

          In 2008, in accordance with the overall arrangements of the Party Central Committee and the State Council of China to tightening monetary policy, the People’s Bank of China (“PBC”) raised the reserve requirements for RMB deposits of depository institutions and increased loan interest rates several times. The higher reserve requirements and loan interest rates make it more difficult for builders to obtain construction loans in China. This economic event has impacted both the Company and its customers. Although Jin Ma Construction’s operations were not impacted in 2008, as a result of the tightened monetary policy in China, construction progress seems to have been delayed on current projects and new projects might be deferred as its customers might have problems receiving funding. Accordingly, Jin Ma Construction’s current and future revenues have and may continue to decline, although it is not able to quantify any anticipated amount of decline. In addition, as a portion of its operating expenses are fixed, if Jin Ma Construction’s revenues continue to decrease, it does not expect to have significant decreases in its operating costs which will adversely impact the profits of in Jin Ma Construction in future periods. In September 2008, in an effort to solve prominent problems in China economy, the PBC decided to cut the benchmark lending rate by 0.27 percentage points and lowered the RMB reserve requirement ratio by one percentage point for most depository financial institutions. The rate cut in September 2008 was not significant enough to materially impact Jin Ma Construction’s operations as the rate cut has not increased the number of the local banks and credit unions giving loans. We cannot predict if the PBC will continue to lower the rates and reserve requirements which in turn will improve the overall performance for the construction industry as it will be easier for construction companies to obtain capital funding. If Jin Ma Construction cannot obtain necessary bank loans, it will need to delay some of its future projects. Jin Ma Construction’s customers mainly consist of governmental agencies and third party developers. It does not believe that governmental agencies have been impacted by the tightening credit markets and will continue investing in development projects. Jin Ma Construction is currently bidding on several projects with governmental agencies and third-party developers. Although it is confident that it will secure several new construction projects in the near future, it cannot predict with certainty the outcome of securing these jobs.

          Cost of Sales. Overall, cost of sales decreased from approximately 84.8% of net revenues for the three months ended September, 2008, to approximately 83.2% of net revenues for the three months ended September 30, 2009. Cost of sales as a percentage of net revenues from Jin Ma Construction for the three months ended September 30, 2009 decreased to approximately 85.8% from approximately 85.9% for the three months ended September 30, 2008, a slight decrease due to normal operation activities. While material and labor costs worldwide are on the rise, Jin Ma Construction anticipates minimal direct impact on its business because of its ability to factor in rising material costs into its budgets when selecting subcontractors. Cost of sales as a percentage of net revenues for Jin Ma Hotel’s operations for the three months ended September 30, 2009 increased to approximately 66.1% from approximately 53.8% for the three months ended September 30, 2008. This increase in cost of sales was primarily attributable to the increase in food costs. In order to give an incentive to its customers, Jin Ma Hotel increased the quantity of each dish without a proportionate increase in the price.

          Gross Profit. Gross profit decreased approximately 77.6% to $1,002,127 (16.8% of overall net revenues) for the three months ended September 30, 2009 from $4,467,921 (15.2% of overall net revenues) for the three months ended September 30, 2008.

          Operating Expenses. For the three months ended September 30, 2009, overall operating expenses decreased approximately 74.5% from the three months ended September 30, 2008. This decrease was mainly due to a decrease in a gain from bad bad debt recovery related to the collection of previously written off accounts receivable as discussed below which was offset by a one-time gain from the sale of land use rights.

          Hotel Operating Expenses. Hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses, except for food and beverage costs which have been included in cost of revenues. Hotel operating expenses increased approximately 71.3% for the three months ended September 30, 2009 from the three months ended September 30, 2008. Hotel operating expenses were approximately 3.4% of hotel revenues for the three months ended September 30, 2009 as compared to approximately 1.9% for the three months ended September 30, 2008. The increase for the three months ended September 30, 2009 period is primarily attributable to one-time increased expenditure in utilities fees and increased consumption of low priced and easily worn articles.

          Bad Debt Expense. For the three months ended September 30, 2009, bad debt recovery income amounted to $7,991 as compared to bad debt recovery income of $182,616 for the three months ended September 30, 2008, a decrease of approximately 95.6%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable, other receivable and prepayments to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt recovery represents the collection of amounts which had previously been written off.

          Salaries and Employee Benefits. For the three months ended September 30, 2009, salaries and employee benefits amounted to $194,086 as compared to $151,541 for the three months ended September 30, 2008, an increase of approximately 28.1% and primarily related to an increase in bonuses given out to encourage employee loyalty during Chinese Mid-Autumn Festival. Executive officers did not receive any bonus.

          Depreciation and Amortization. For the three months ended September 30, 2009, depreciation and amortization decreased approximately 15.3% for the three months ended September 30, 2009 as compared to the same period 2008. This decrease was primarily due to the disposal of construction equipment in fiscal 2009, which primarily included cranes and other heavy equipment.

          Gain on disposal of land use right. For the three months ended September 30, 2009, gain on disposal of land use rights and certain property and equipment was $449,306 as described in greater detail in Note 4 to the financial statements included elsewhere in this report. We did not generate any comparable income for the three months ended September 30, 2008.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. General and administrative expenses decreased by $57,376 or approximately 27.7% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The slight decrease was primarily attributable to a decrease in professional fees paid for investor relations service.

          Total Other Expenses. Total other expenses increased approximately 136.9% for the three months ended September 30, 2009 from the three months ended September 30, 2008. The increase is primarily attributable to an increase in interest expense related to the amortization of non-cash debt discount of $1,333,700 and increased interest incurred on our amended and restated 14% convertible secured debenture offset by a slight decrease in amortization of debt issuance costs. In connection with the amendment of the Securities Purchase Agreements and related agreements, we recorded a discount on the convertible notes which we must amortize over a 9-month period from July 1, 2009 to March 31, 2010. Upon repayment or conversion of the convertible notes, we expense any remaining unamortized discount.

          Provision for Income Taxes. Total provision for income taxes decreased approximately 76.5% for the three months ended September 30, 2009 (34.8% of loss before income taxes) from the three months ended September 30, 2008 (29.6% of income before income taxes). The decrease is attributable to a decrease in income before income taxes.

          Net Income. Net income decreased approximately 138.2% from the three months ended September 30, 2008 to the three months ended September 30, 2009. The decrease for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was due primarily to a decrease in revenue and related gross profits and the increase in interest expense offset by a decrease in operating expenses and income taxes. This translates to basic earnings per common share of $(0.02) and $0.05, and diluted earnings per common share of $(0.02) and $0.04, for the three months ended September, 2009 and 2008, respectively.

          Comprehensive Income. For the three months ended September 30, 2009 we reported unrealized gain on foreign currency translation of $32,146 as compared to $54,594 for the three months ended September 30, 2008 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive loss of $879,227 for the three months ended September 30, 2009 as compared to comprehensive income of $2,438,368 for the three months ended September 30, 2008.

Liquidity and Capital Resources

          Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

          At September 30, 2009, we had a cash balance of $345,515, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

          Our working capital decreased $ 1,305,688 to $4,111,718 at September 30, 2009 from $ 5,417,406 at June 30, 2009. This decrease in working capital is primarily attributable to:

•	a decrease in accounts receivable, net of allowance for doubtful accounts, of $984,810,

•	a decrease in other receivable, net of allowance for bad debt, $589,825,

•	a decrease in due from related parties of $33,283

•	a decrease in prepaid land use rights for resale of $1,623,164

•	an increase in convertible debt of $424,650

•	an increase in accounts payable of $108,015

•	an increase in due to related parties of $600,918

•	an increase in advances from customers of $558,649

Offset by:

•	an increase in cash and cash equivalents of $233,381,

•	an increase in advance to suppliers of $708,571

•	an increase in construction in progress, current portion, $884,798

•	a decrease in loans payable, current portion, of $105,033

•	a decrease in accrued expenses of $437,225

•	a decrease in taxes payable of $1,224,506

•	a decrease in billing in excess of costs and estimated earnings of $23,189

          Our balance sheet at September 30, 2009, reflects notes payable to third parties of $4,658,945 due through September 2012 which were working capital loans made to us by these third parties. These loans bear annual interest rates ranging from 9.45% to 24% and are due between December 2009 and September 2012. Of this amount, approximately $2,900,000 is secured by the assets of the Jin Ma Hotel and the remaining balances are unsecured. As discussed elsewhere in this report, we have 14% convertible debt approximately $800,000 due on December 31, 2009. It is our third and last installment payment for our outstanding convertible debt. The Jin Ma Companies plan on funding this installment payment through working capital and additional advances from related parties. Specifically, on August 15, 2009, an agreement was entered into by Jin Ma Construction for the sale of certain land use rights whereby Jin Ma Construction sold the land use rights for approximately $2,191,000 (RMB 15,000,000). The sale amount has been received in full by Jin Ma Construction. Additionally, Jin Ma Construction is expecting to sell additional land use rights with a cost of approximately $2,415,000 for a profit in the near future. Also, on September 17, 2009, Jin Ma Construction collected approximately $584,000 from Nanyingzi Village Committee related to the refund of deposits on land use rights. The Jin Ma Companies are actively pursuing collection on its accounts receivable balances and expect to receive the second annual installment of its note receivable of approximately $700,000 in December 2009. In addition, The Jin Ma Companies completed the Inner Mongolia Chemistry College project and expect to receive the first annual installment of approximately $1 million in December 2009. We estimate that the Jin Ma Companies will have sufficient cash flow from operation to satisfy its working capital needs and to funds us in order for us to satisfy the debt repayment schedule for the next 12 months. However, any delay in the sale of our land use rights held for sale or the collection of our receivables would have an adverse effect on our ability to repay our debt obligation and fund our working capital requirements.

          At September 30, 2009, we have advances to suppliers of approximately $909,000 as compared to approximately $201,000 at June 30, 2009, an increase of approximately $708,000. The increase was primarily attributed to the payments we made to our suppliers for the Inner Mongolia Chemistry College project.

          At September 30, 2009, we have advances from customers of approximately $805,000 as compared to approximately $246,000 at June 30, 2009, an increase of approximately $ 559,000. The increase was primarily attributed to deposits received from the Procuratorate Housing government committee and various employees of the government as a deposit towards future purchases of the building and specific units of the Procuratorate housing project of approximately $559,000 as well as an advance of the first annual lease payment of $262,532 from the Inner Mongolia Chemistry College.

Operating Activities

          Net cash flow used in operating activities was $846,755 for the three months ended September 30, 2009 as compared to net cash used in operating activities of $2,501,426 for the three months ended September 30, 2008, a decrease of $1,654,671. For the three months ended September 30, 2009, net cash flow used in operating activities was primarily due to net loss of $911,373, a one-time gain on disposal of land use right of $449,306, an increase in advance to suppliers of $707,998, a decrease in account payable and accrued expenses of $68,434, a decrease in taxes payable of $1,225,645 and a decrease in billings in excess of costs and estimated earnings of $23,216 offset by a decrease in accounts receivable of $1,840,992, a decrease in other receivable of $590,784, an increase in advances from customers of $558,104 and the add back of non-cash items such as depreciation of $193,589, stock based compensation of $57,500, and interest expense from amortization of debt discount of $1,333,700.

          Net cash flow used in operating activities was $2,501,426 for the three months ended September 30, 2008. This was primarily due to our net income of $2,383,774, the add-back of non-cash items such as depreciation of $228,603, interest expense from amortization of debt discount of $409,313, amortization of debt issuance costs of $38,370, a decrease in costs and estimated earnings in excess of billings of $215,400, a decrease in real estate held for sale of $125,415, and an increase in accounts payable and accrued expenses of $1,113,716, offset by bad debt recovery of $182,616, an increase in accounts receivable of $2,762,312, an increase in other receivables of $123,728, an increase in construction in progress of $3,205,099, a decrease in income tax payable of $737,276 and a decrease in billings in excess of costs and estimated earnings of $11,521.

Investing Activities

          Net cash flow provided by investing activities was $1,356,507 for the three months ended September 30, 2009 as compared to net cash provided by investing activities of $1,693,151 for the three months ended September 30, 2008. For the three months ended September 30, 2009, cash provided by investing activities consisted of proceeds from sale of land use right of $1,356,507. For the three months ended September 30, 2008, net cash provided by investing activities consisted of cash provided by repayment from related party of $922,550 and cash proceeds from return of deposit on prepaid land use rights of $787,985 offset by $17,384 cash used for purchase of property and equipment.

Financing Activities

          Net cash flow used in financing activities was $276,313 for the three months ended September 30, 2009 which was attributable to repayment of loan payable of $146,175 and repayment of convertible debt of $764,050 offset by proceeds from advances from related party of $633,912. Net cash flow provided by financing activities was $583,693 for the three months ended September 30, 2008 which was attributable to cash advances from related party of $583,693.

          Other than our existing cash we presently have no other alternative source of working capital. We have no operations other than the Contractual Arrangements with the Jin Ma Companies and, accordingly, we are dependent upon the quarterly service fees due us to or for the receipt of working capital from the Jin Ma Companies to provide cash to pay our operating expenses. To date, no quarterly service fees have been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At September 30, 2009 we were owed approximately $15.1 million in service fees, which such amount remains outstanding as of the date of this report. In addition, we transferred $1,800,000 of the net proceeds from the November 2007 sale of the 10% secured convertible debentures to the Jin Ma Companies in the form of an unsecured, interest free advance for use by the Jin Ma Companies in their operations and to fund their registered capital requirements under PRC wholly-owned foreign enterprise rules. Jin Ma Companies repaid us approximately $921,000 of the amounts advanced to that company from July 2009 to September 2009. The rest of that amount remains outstanding and we do not have an understanding with the Jin Ma Companies regarding the repayment of the remainder.

          In May 2009 we restructured the payment terms of our 10% secured convertible debentures through the issuance of 14% secured convertible debenture, the payment schedule of which is as follows:

Repayment Date	Principal Amount Due

July 24, 2009 (1)	$327,450
September 30, 2009 (2)	436,600
December 31, 2009	1,091,500
March 31, 2010	327,450

Total	$2,183,000

          We have made our installment payments on July 23, 2009 and September 30, 2009 on a timely basis. Our next principal installment of $1,091,500 is due on December 31, 2009. During the period from October 1, 2009 to November 16, 2009, we issued 5,201,590 shares of our common stock in connection with the conversion of $519,784 of convertible debt and interest of $375. We expect that investors will continue to convert the convertible debt into common stock, although there are no assurances that our expectations are correct. We plan on funding this installment payment using funds to be repaid to us by the Jin Ma Companies.

          The Jin Ma Companies, in turn, plan on paying amounts due us which we will use to fund this installment payment through working capital. The Jin Ma Companies are actively pursuing collection on its accounts receivable balances and expect to receive the second annual installment of its note receivable of approximately $700,000 in December 2009. Additionally, Jin Ma Construction is expecting to sell additional land use rights with a cost of approximately $2,415,000 for a profit in the near future. Further, Jin Ma Real Estate expects to receive the first annual installment of Chemistry College project approximately $1,700,000 in December 2009.

          We currently have no material commitments for capital expenditures. Other than working capital and loans, the Jin Ma Companies presently have no other alternative source of working capital. We have been advised by the Jin Ma Companies that they have sufficient cash flow from operations to satisfy its working capital needs and to provide funds us in order for us to satisfy the debt repayment schedule for the next 12 months. However, any delay in the sale of its land use rights held for sale or the collection of its receivables would have an adverse effect on its ability to repay our debt obligation and fund our working capital requirements.

          We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during the three months ended September 30, 2009, if the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to satisfy our obligations as they become due and pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company. In addition, if we were to fail to pay the 14% secured convertible debentures in accordance with the repayment schedule and the debenture holders were to declare a default which we were unable to remedy, it is possible that we could be forced to cease operations in which event shareholders would lose their entire investment in our company.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

          In the past, Jin Ma Real Estate guaranteed a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For the three months ended September 30, 2009 and 2008, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

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

          The following tables summarize our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +

Contractual Obligations:
Other Indebtedness *	$4,658,945	$4,315,257	$343,688	—	—
Convertible debt	1,273,950	1,273,950	—	—	—
Accrued default penalties on convertible debt	218,300	218,300
Interest payments on convertible debt	89,177	89,177	—	—	—

Total Contractual Obligations:	$6,240,372	$5,896,684	$343,688	—	—

*	Other indebtedness includes loans borrowed from individuals and credit unions.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

          Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Yang and Wasserman concluded that because of the continuing material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2009. In our annual report on Form 10-K for the year ended June 30, 2009 we reported that we had a number of material weaknesses in internal control over financial reporting, including (i) the lack of U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee, and (iv) a lack of segregation of duties within accounting functions. These material weaknesses in internal controls over financial reporting have not been remediated as of September 30, 2009. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting during our first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

          None.

Item 1A.     Risk Factors.

          Not applicable to a smaller reporting company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

          On September 30, 2009, the Company issued 405,399 shares of its common stock to various convertible debenture holders to pay off outstanding share portion interest payable due by September 30, 2009. The shares were valued at $0.10 per share based on the fair value on the grant date. In connection with the issuance of these shares, the Company reduced interest payable by $40,540. The recipients were accredited investors and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

          During the period from October 1, 2009 to November 16, 2009, we issued 5,201,590 shares of our common stock to entities who were accredited investors in connection with the conversion of $519,784 of principal of our 14% secured convertible debentures and interest of $375 due on those debentures. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

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

Gold Horse International, Inc.

Date: November 16, 2009	By:	/s/ Liankuan Yang

Liankuan Yang
Chief Executive Officer, principal executive officer

Date: November 16, 2009	By:	/s/ Adam Wasserman

Adam Wasserman
Chief Financial Officer, principal financial and accounting officer