Form 10-Q
period 2009-12-31
GOLD HORSE INTERNATIONAL, INC.
filed 2010-02-11
CIK 1111284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended December 31, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 69,569,204 shares at February 11, 2010.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2009

INDEX

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets
	As of December 31, 2009 (Unaudited) and June 30, 2009 (Audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	For the Three and Six Months Ended December 31, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended December 31, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4T.	Controls and Procedures	49

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Submission of Matters to a Vote of Security Holders	52
Item 5.	Other Information	52
Item 6.	Exhibits	52

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the amount of funds owed us by the Jin Ma Companies, our ability to satisfy our repayment obligations under our 14% secured convertible debentures, the enforceability of our contractual arrangements with the Jin Ma Companies, the risk of doing business in the People’s Republic of China (“PRC”), our ability to implement our strategic initiatives, our access to sufficient capital, the impact of reduced availability of bank loans in China on the Jin Ma Companies’ operations, our ability to satisfy our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

          Unless specifically set forth to the contrary, when used in this prospectus the terms:

•	“Gold Horse International,” the “Company, “we,” “us,” “ours,” and similar terms refers to Gold Horse International, Inc., a Florida corporation,

•	“Gold Horse Nevada” refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,

•	“Global Rise” refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,

•	“IMTD” refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,

•	“Jin Ma Real Estate” refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,

•	“Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,

•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,

•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, and

•	“PRC” or “China” refers to the People’s Republic of China.

2(a)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009

	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$441,055	$112,134
Accounts receivable, net	12,472,069	11,943,996
Note receivable on sales type lease - current portion	167,775	157,923
Inventories, net	77,648	27,838
Advances to suppliers	274,860	200,570
Other receivable, net	22,530	1,197,705
Due from related parties	—	33,283
Cost and estimated earnings in excess of billings	10,090	16,539
Construction in progress - current portion	4,871,915	3,286,722
Prepaid land use rights for resale	2,418,067	4,041,090

Total Current Assets	20,756,009	21,017,800

Property and equipment, net	8,924,237	9,383,982
Construction in progress - non-current portion	8,446,715	7,273,392
Note receivable on sales type lease - non-current portion	8,496,156	8,654,311

Total Assets	$46,623,117	$46,329,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Convertible debt, net	$502,777	$—
Loans payable - current portion	4,315,509	4,420,290
Accounts payable	5,706,625	7,966,488
Due to related parties	1,170,701	—
Accrued expenses	940,696	1,251,843
Taxes payable	227,055	1,678,084
Advances from customers	2,868,650	246,191
Billings in excess of costs and estimated earnings	57,971	37,498

Total Current Liabilities	15,789,984	15,600,394

Loans payable - net of current portion	343,708	379,850

Total Liabilities	16,133,692	15,980,244

Commitments (Note 18)	—	—

Stockholders’ Equity:

Preferred stock ($.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized; 62,780,592 and 52,668,603 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively)	6,278	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,888,353	6,878,166
Statutory reserve	2,165,210	2,040,899
Retained earnings	11,837,655	12,866,842
Other comprehensive income	2,496,615	2,462,754

Total Stockholders’ Equity	30,489,425	30,349,241

Total Liabilities and Stockholders’ Equity	$46,623,117	$46,329,485

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$4,405,892	$11,894,829	$9,596,012	$40,273,271
Hotel	734,809	858,378	1,512,829	1,687,464
Real estate	158,981	149,490	158,981	382,190

Total Revenues	5,299,682	12,902,697	11,267,822	42,342,925

COST Of REVENUES
Construction	3,878,214	10,207,643	8,329,680	34,590,647
Hotel	494,312	475,448	1,008,859	921,535
Real estate	167,050	157,087	167,050	300,303

Total Cost of Revenues	4,539,576	10,840,178	9,505,589	35,812,485

GROSS PROFIT	760,106	2,062,519	1,762,233	6,530,440

OPERATING EXPENSES:
Hotel operating expenses	76,586	16,659	103,359	32,290
Bad debt recovery	(97,564)	(11,285)	(105,555)	(193,901)
Salaries and employee benefits	198,349	150,307	392,435	301,848
Depreciation and amortization	191,532	209,654	385,121	438,257
Gain on sale of land use rights	(167)	—	(449,473)	—
Selling, general and administrative	102,611	87,151	252,563	294,479

Total Operating Expenses	471,347	452,486	578,450	872,973

INCOME FROM OPERATIONS	288,759	1,610,033	1,183,783	5,657,467

OTHER INCOME (EXPENSES):
Other income (expense)	(27)	2,086	46	2,378
Interest income	543,092	551,373	543,149	552,318
Interest expense	(745,695)	(671,835)	(2,317,076)	(1,336,226)

Total Other Expenses	(202,630)	(118,376)	(1,773,881)	(781,530)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	86,129	1,491,657	(590,098)	4,875,937

PROVISION FOR INCOME TAXES	79,632	500,236	314,778	1,500,742

NET (LOSS) INCOME	$6,497	$991,421	$(904,876)	$3,375,195

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$6,497	$991,421	$(904,876)	$3,375,195

OTHER COMPREHENSIVE INCOME:

Unrealized foreign currency translation gain	1,715	9,130	33,860	63,724

COMPREHENSIVE (LOSS) INCOME	$8,212	$1,000,551	$(871,016)	$3,438,919

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$0.00	$0.02	$(0.02)	$0.06

Diluted	$0.00	$0.02	$(0.02)	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	61,760,108	52,625,473	57,891,042	52,585,038

Diluted	69,301,768	58,971,403	57,891,042	58,930,968

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,

	2009	2008

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(904,876)	$3,375,195
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	385,121	438,257
Stock-based compensation	57,500	—
Common stock issued for interest	19,085	—
Rent expense associated with prepaid land use rights	—	1,786
Bad debt recovery	(105,555)	(193,901)
Interest expense from amortization of debt discount	1,931,611	818,625
Amortization of debt issuance costs	—	76,740
Recognition of unearned gain	—	(51,735)
Gain on sale of land use right	(449,472)	—
Changes in assets and liabilities:
Accounts receivable	(409,136)	(3,847,036)
Note receivable	158,067	200,378
Inventories	(49,770)	15,417
Other receivables	1,176,271	40,119
Advance to suppliers	(74,053)	(2,038)
Costs and estimated earnings in excess of billings	6,466	217,038
Real estate held for sale	—	125,412
Construction in progress	(2,746,228)	(9,486,120)
Refundable performance deposit	—	145,920
Accounts payable and accrued expenses	(2,310,257)	4,283,475
Taxes payable	(1,452,604)	(1,382,271)
Advances from customers	2,621,660	2,038
Billings in excess of costs and estimated earnings	20,428	27,804

NET CASH USED IN OPERATING ACTIVITIES	(2,125,742)	(5,194,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of amounts due from related party	—	1,661,601
Proceeds from sale of land use right	2,193,441	—
Proceeds from return of deposit on prepaid land use rights	—	2,028,288
Purchase of property and equipment	(31,820)	(17,384)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,161,621	3,672,505

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(146,229)	—
Proceeds from advances from related party	1,203,780	—
Proceeds from sale of common stock	—	124,000
Repayment of convertible debt	(764,050)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	293,501	124,000

EFFECT OF EXCHANGE RATE ON CASH	(459)	10,389

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	328,921	(1,388,003)

CASH & CASH EQUIVALENTS - beginning of period	112,134	1,637,986

CASH & CASH EQUIVALENTS - end of the period	$441,055	$249,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$391,669	$193,043

Income taxes	$1,389,002	$2,308,429

Non-cash investing and financing activities:
Common stock issued for accrued compensation	$248,000	$—

Common stock issued for conversion of convertible debt	$664,784	$—

Common stock issued for accrued interest	$21,830	$—

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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
December 31, 2009

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

The Jin Ma Companies are considered variable interest entities (“VIE”), and the Company is the primary beneficiary. The Company’s relationships with the Jin Ma Companies and their shareholders are governed by a series of contractual arrangements between Gold Horse Nevada, Global Rise, and each of the Jin Ma Companies, which are the operating companies of the Company in the PRC. Under PRC laws, each of IMTD, Jin Ma Construction, Jin Ma Real Estate and Jin Ma Hotel is an independent legal person and none of them is exposed to liabilities incurred by the other parties. On June 29, 2007, the Company entered into the following contractual arrangements with each of the Jin Ma Companies:

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the six months ended December 31, 2009 and 2008 include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, and the calculation of the value of any beneficial conversion feature and warrants related to convertible debt.

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
December 31, 2009

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

At December 31, 2009 and June 30, 2009, the Company’s cash and cash equivalents by geographic area were as follows:

	December 31, 2009		June 30, 2009

	(Unaudited)		(Audited)
Country:
United States	$1,749	0.4%	$39,956	35.6%
China	439,306	99.6%	72,178	64.4%

Total cash and cash equivalents	$441,055	100.0%	$112,134	100.0%

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2009 and June 30, 2009, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $898,158 and $1,002,621, respectively, on its total accounts receivable.

Other receivables amounts were primarily related to advances made to various vendors and other parties in the normal course of business and the allowance was established when those parties deemed to be unlikely to repay the amounts. At December 31, 2009 and June 30, 2009, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $144,134 and $143,974, respectively. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account. The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the six months ended December 31, 2009 are as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total

Balance – June 30, 2009 (Audited)	$1,002,621	$143,974	$1,146,595
Reduction in allowance	(105,576)	—	(105,576)
Foreign currency translation adjustments	1,113	160	1,273

Balance – December 31, 2009 (Unaudited)	$898,158	$144,134	$1,042,292

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Advances to suppliers

The Company advances to certain vendors for purchase of construction materials and services. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $274,860 and $200,570 at December 31, 2009 and June 30, 2009, respectively.

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

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At December 31, 2009 and June 30, 2009, the Company did not have any real estate held for sale.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of December 31, 2009 and June 30, 2009, construction in process amounted to $13,318,630 and $10,560,114, respectively.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended December 31, 2009 and 2008.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company utilizes ASC Topic 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2009 and June 30, 2009, there were no significant book and tax basis differences.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

Pursuant to the PRC Income Tax Laws, the Company is subject to income tax at a statutory rate of 25%.

Under ASC Topic 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no effect on the Company’s consolidated financial statements.

Advances from customers

Advances from customers at December 31, 2009 and June 30, 2009 of $2,868,650 and $246,191, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the advances as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Net income (loss) per common share

Net income (loss) per common share is calculated in accordance with the ASC Topic 260. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible debt (using the if-converted method) and common stock warrants. For the six months ended December 31, 2009, common stock equivalents were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. In period where the Company has a net loss, all dilutive securities are excluded.

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Net (loss) income used for basic and diluted net income per common share	$6,497	$991,421	$(904,876)	$3,375,195

Weighted average common shares outstanding – basic	61,760,108	52,625,473	57,891,042	52,585,038
Effect of dilutive securities:
Unexercised warrants	—	—	—	—
Convertible debentures	7,541,660	6,345,930	—	6,345,930

Weighted average common shares outstanding– diluted	69,301,768	58,971,403	57,891,042	58,930,968

Net (loss) income per common share –basic	$0.00	$0.02	$(0.02)	$0.06

Net (loss) income per common share –diluted	$0.00	$0.02	$(0.02)	$0.06

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per common share (continued)

The Company’s aggregate common stock equivalents at December 31, 2009 and 2008 include the following:

	December 31, 2009	December 31, 2008

Warrants	10,028,023	10,028,023
Convertible debentures	7,541,660	6,345,930

Total	17,569,683	16,373,953

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

In November 2008, Jin Ma Real Estate completed the construction. In December 2008 and October 2009, Jin Ma Real Estate received the first and second payment of 4,800,000 RMB, respectively. In accordance with ASC Topic 360, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (ASC Topic 360). Therefore the gain is recognized into income as payments are received using the installment method. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenue and cost of sales is recognized based on this apportionment, and the Company recognized imputed interest income on the accompanying consolidated statements of income as summarized below. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had a sales value of 61,691,138 RMB (approximately $9,000,000). The initial deferred gain on the sale of the property was approximately $51,800 of which for the six months ended December 31, 2009 and 2008, $914 and $859 was recognized pursuant to the installment method and is reflected in the accompanying statements of operations as follows:

	For the six months ended December 31, 2009	For the six months ended December 31, 2008

Revenues	$158,981	$149,495
Cost of sales	158,067	148,636

Gross profit recognized	$914	$859

As of December 31, 2009, the remaining deferred gain of $50,080 is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method. Principal and the related imputed interest are receivable annually at approximately $700,000 per year.

Revenue from the performance of general contracting, construction management and design-building services is recognized upon completion of the service.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the RMB. The financial statements of the Company are translated into United States dollars in accordance with ASC Topic 830. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended December 31, 2009 and 2008 amounted to $(459) and $10,389, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2009 and June 30, 2009 were translated at 6.8372 RMB to $1.00 USD and at 6.8448 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six months ended December 31, 2009 and 2008 were 6.83857 RMB and 6.85307 RMB to $1.00 USD, respectively. In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of December 31, 2009 and 2008. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Advertising

Advertising is expensed as incurred. Advertising expenses for the six months ended December 31, 2009 and 2008 were not material.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accumulated other comprehensive income

The Company follows ASC Topic 220 to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended December 31, 2009 and 2008 included net income and foreign currency translation adjustments.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six months ended December 31, 2009 and 2008, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment (Refer to Note 14).

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

In June 2009, FASB established Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification did not have a material impact on the Company’s results of operations or financial position.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

In October 2009, the FASB concurrently issued the following ASC Updates:

1. ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3) . This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending December 31, 2009, subsequent events were evaluated by the Company as of February 11, 2010, the date on which the consolidated financial statements at and for the six months ended December 31, 2009, were available to be issued.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on previously reported financial position, results of operations or cash flows.

NOTE 2 – NOTE RECEIVABLE, NET

Note receivable, which was attributable to the leasing of the Vocational School pursuant to a sales-type capital lease (see Note 1), is accounted for using the installment method of accounting as well as original note value. In accordance with ASC Topic 360, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value (See Note 1). Management believes that the note receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required. At December 31, 2009 and June 30, 2009, note receivable, net consisted of the following:

	December 31, 2009	June 30, 2009

	(Unaudited)	(Audited)
Note receivable – gross	$16,849,003	$17,531,557
Less: discount on note receivable	(8,134,992)	(8,668,385)
Less: deferred gain on sale	(50,080)	(50,938)

	8,663,931	8,812,234
Note receivable – current portion, net	(167,775)	(157,923)

Note receivable – long-term, net	$8,496,156	$8,654,311

NOTE 3 - INVENTORIES

At December 31, 2009 and June 30, 2009, inventories consisted of the following:

	December 31, 2009	June 30, 2009

	(Unaudited)	(Audited)
Consumable goods	$77,648	$27,838

	$77,648	$27,838

NOTE 4 – PREPAID LAND USE RIGHTS FOR RESALE

As of December 31, 2009 and June 30, 2009, the following prepaid land use rights are for resale:

	Lower of cost or market

	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)

Parcel A	$—	$1,625,708
Parcel B	2,418,067	2,415,382

Total	$2,418,067	$4,041,090

On August 15, 2009, an agreement has been entered whereby the Company sold parcel A for approximately $2.2 million (RMB 15 million). The sale amount has been fully received by the Company by the end of October 2009. For the six months ended December 31, 2009, the Company recognized a gain from the sale of land use rights of $449,473 and we did not have any corresponding activity in the comparable period of fiscal 2008. The purchaser of parcel A does not have any rescission rights to us.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 4 – PREPAID LAND USE RIGHTS FOR RESALE (Continued)

The Company has not received land use right certificate or county government approval on the land of Parcel B. This delay is common in China. However, if ever the approval and land use right certificate cannot be obtained in the future, the Company’s legal title on use right on the parcel of land would be doubtful.

NOTE 5 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at December 31, 2009 and June 30, 2009 consisted of:

	December 31,2009 (Unaudited)	June 30, 2009 (Audited)

Costs incurred on uncompleted contracts	$26,421,781	$18,495,062
Estimated earnings	6,079,481	4,265,507

	32,501,262	22,760,569
Less: billings to date	(32,549,143)	(22,781,528)

	$(47,881)	$(20,959)

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)

Costs and estimated earnings in excess of billings	$10,090	$16,539
Billings in excess of costs and estimated earnings	(57,971)	(37,498)

	$(47,881)	$(20,959)

NOTE 6 – PROPERTY AND EQUIPMENT

At December 31, 2009 and June 30, 2009, property and equipment consist of the following:

	Useful Life	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)

Office equipment	5-8 Years	$576,701	$576,543
Machinery equipment	5-15 Years	7,020,330	7,038,804
Vehicles	10 Years	478,049	418,977
Building and building improvements	20 – 40 Years	4,074,357	4,348,872

		12,149,437	12,383,196
Less: accumulated depreciation		(3,225,200)	(2,999,214)

		$8,924,237	$9,383,982

Depreciation of property and equipment is provided using the straight-line method. For the six months ended December 31, 2009 and 2008, depreciation expense amounted to $385,121 and $438,257, respectively.

NOTE 7 – CONSTRUCTION IN PROGRESS

At December 31, 2009 and June 30, 2009, construction in progress represents prepaid land use right and buildings built specifically for the Inner Mongolia Chemistry College of $8,446,715 and $7,273,392, respectively, and the Procuratorate Housing Estates (located in Yuquan District, Hohhot city, Inner Mongolia) of $4,871,915 and $3,286,722, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 7 – CONSTRUCTION IN PROGRESS (continued)

On September 29, 2009, Jin Ma Real Estate and Inner Mongolia Chemistry College entered an agreement for the construction of student apartments for the Inner Mongolia Chemistry College situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate will lease the buildings to the college for a period of 20 years. The annual lease payment will be approximately RMB 10 million (approximately $1.5 million) for 5 years (from January 1, 2010 to December 31, 2014) and the annual lease payment will be approximately RMB 7.5 million (approximately $1.1 million) for 15 years (from January 1, 2015 to December 31, 2029). As of January 20, 2010, Jin Ma Real Estate has already received the initial annual installment from Inner Mongolia Chemistry College of approximately $1,500,000 which will be recognized as revenue in our third quarter of fiscal 2010 in accordance with Jin Ma Real Estate’s revenue recognition policies.

NOTE 8 – ACCRUED EXPENSES

At December 31, 2009 and June 30, 2009, accrued expenses consist of the following:

	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)

Accrued interest and liquidated damages payable	$762,488	$809,078
Accrued payroll and employees benefit	175,699	363,843
Other	2,509	78,922

	$940,696	$1,251,843

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

On December 31, 2009 and June 30, 2009, taxes payable are as follows:

	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)

Income taxes payable	$44,047	$1,117,244
Other taxes payable	183,008	560,840

Total	$227,055	$1,678,084

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 10 – LOANS PAYABLE

Loans payable consisted of the following at December 31, 2009 and June 30, 2009:

	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)

Loans from various credit unions, due on June 5, 2010 with variable annual interest adjustable every 12 months, at The People’s Bank of China base loan rate + 75% of base loan rate (5.4% at December 31, 2009) and secured by the assets of Jin Ma Hotel.	$2,925,174	$2,921,927

Loans from various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured and repaid in January 2010.	1,034,927	1,033,777

Loans from various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured and repaid in January 2010.	114,082	113,955

Loans from various unrelated parties, due in August 2009 with annual interest of 14.4% and unsecured and repaid in September 2009.	—	146,096

Loans from various unrelated parties, due in January 2010 with annual interest of 18% and unsecured and repaid in January 2010.	58,503	58,439

Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured	36,565	36,524

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	190,136	189,925

Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	36,565	36,524

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	117,007	116,877

Loan from one unrelated individual, due in March 2010 with annual interest of 24% and unsecured	146,258	146,096

Total loans payable	4,659,217	4,800,140
Less : current portion	(4,315,509)	(4,420,290)

Long term liability	$343,708	$379,850

For the six months ended December 31, 2009 and 2008, interest expense related to these loans amounted to $339,937 and $325,494, respectively. At December 31, 2009, future maturities of long-term debt are as follows:

Period ended December 31:

2010 (current liability)	$4,315,509
2011	$36,565
2012	$307,143

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 11 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At December 31, 2009 and June 30, 2009, due from related parties was due from the following:

Name	Relationship	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)

Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$—	$33,283

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At December 31, 2009 and June 30, 2009, due to related parties consisted of the following:

Name	Relationship	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)

Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$1,170,701	$—

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

Within five days following the effectiveness of the registration statement described below, a second closing was suppose to occur and the Company was to issue the remaining $1,092,000 principal amount 10% Secured Convertible Debentures to the purchasers. Although the registration statement was declared effective on August 12, 2008, the Company has not received and will not receive any funds from the second closing.

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
December 31, 2009

NOTE 12 – CONVERTIBLE DEBT (continued)

The rights and obligations of the debenture holders and of the Company with respect to the Amended Agreement and Amended Exchanged Debentures and any securities underlying such securities are identical in all respects to the rights and obligations of the debenture holders and of the Company with respect to the debentures and the underlying shares issued and issuable pursuant to the original Securities Purchase Agreements executed on November 30, 2007, except for the following amended terms:

•	The Exchanged Debenture was revised and the debenture principal repayment schedule is as follows:

Repayment Date	Principal Amount Due

July 24, 2009 (1)	$327,450
September 30, 2009 (2)	436,600
December 31, 2009 (3)	1,091,500
March 31, 2010	327,450

Total	$2,183,000

(1)	Amount was paid on July 23, 2009 along with required interest payment of $55,030.

(2)

The principal amount was paid on September 30, 2009 along with required cash portion interest payment of $101,350. The Company did not pay the outstanding amount by December 31, 2009. During the six months ended December 31, 2009, the Company issued 6,647,840 shares of its common stock in connection with the conversion of $664,784 of convertible debt and during January 2010, the Company issued 1,250,000 of its common stock in connection with the conversion of $125,000 of convertible debt. As of the date of this report, the Company has not paid the remaining December 31, 2009 installment in the amount of $301,176. The Jin Ma Companies intend to send us the necessary funds to repay all remaining outstanding convertible debt balances and all interest due prior to March 31, 2010. However, there can be no assurance that we will receive the funds. While the Company is in default under the Amended Exchanged Debentures for failing to make the December 31, 2009 payments, the Company has not received any notices of default from the debenture holders and does not expect to pay any further liquidated penalties and as discussed elsewhere, has accrued all liquidated penalties due pursuant to the Exchange Debentures.

(3)

Pursuant to the repayment schedule, unless the Exchanged Debenture is paid in full on or before December 31, 2009, the March 31, 2010 Monthly Redemption Amount will include a premium equal to 10% of the principal amount of the Exchanged Debenture outstanding immediately prior to the consummation of the Amendment Agreement amounting to $218,300. As of June 30, 2009, the Company had accrued this penalty of $218,300 which is included in accrued expenses on the accompanying balance sheets. Since certain debenture holders were repaid or converted their debt into the Company’s common shares prior to December 31, 2009, the Company reduced accrued expenses by $49,867, which reduced interest expense by $49,967. At December 31, 2009 and June 30, 2009, accrued liquidated penalties, which are included in accrued expenses on the accompanying balance sheets amounted to $168,333 and $218,300, respectively.

•	The conversion price in effect on any outstanding principal balance was lowered from a conversion rate of $0.344 per share to $0.10 per share.

•

The exercise price per share of common stock for the original 10,028,023 warrants issued pursuant to the Securities Purchase Agreement dated November 30, 2007 and to the placement agent was lowered from $0.50 to $0.10.

•

Subject to certain terms and conditions therein, as a result of the changes made to Rule 144 promulgated under the Securities Act of 1933, as amended which were effective February 15, 2008, the Company’s obligations, pursuant to the Registration Rights Agreement , by and among the Company and each of the debenture holders, to maintain a registration statement register the shares of common stock issuable upon conversion and/or cashless exercise of the Exchanged Debentures and the warrants (collectively, the “144 Eligible Securities”), were waived, so long as (a) the Company is in compliance with the current public information requirement under Rule 144 and (b) the debenture holder may sell the 144 Eligible Securities without any restriction or limitation under Rule 144 or other applicable exemption as of that date.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 12 – CONVERTIBLE DEBT (continued)

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 12 – CONVERTIBLE DEBT (continued)

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
December 31, 2009

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 12 – CONVERTIBLE DEBT (continued)

The amortization of debt discounts for the six months ended December 31, 2009 and 2008 was $1,931,611 and $818,625, respectively, which has been included in interest expense on the accompanying consolidated statement of operations. The balance of the debt discount is $251,389 and $409,312, respectively, at December 31, 2009 and 2008 which will be amortized over the remaining term of the debenture.

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

Since the Company defaulted on its December 31, 2009 installment payment pursuant to the amended agreements, the Company will begin to accrue interest at 18% per annum. As a result of the pledge of shares of the Company’s common stock by the Company’s principals to the debenture holders, should the debenture holders foreclose upon its collateral, a controlling interest in the Company may be obtained by the debenture holders.

The convertible debenture liability is as follows at December 31, 2009 and June 30, 2009:

	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)

Convertible debentures payable	$754,166	$2,183,000
Less: unamortized discount on debentures	(251,389)	(2,183,000)

Convertible debentures, net	$502,777	$—

NOTE 13 – STOCKHOLDERS’ EQUITY

Common stock

On September 10, 2009, the Company issued 3,055,000 shares of its common stock to officers and directors of the Company for services rendered by them. The shares were valued at $0.10 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company reduced accrued expenses by $248,000 and recorded stock-based compensation of $57,500.

During the period from July 1, 2009 to December 31, 2009, the Company issued 6,647,840 shares of its common stock in connection with the conversion of $664,784 of convertible debt.

On September 30, 2009 and October 13, 2009, the Company issued 409,149 shares of its common stock to various debenture holders to pay off outstanding accrued interest payable of $21,830 and for interest expense of $19,085. The shares were valued at $0.10 per share based on the fair value on the grant date. In connection with the issuance of these shares, for the six months ended December 31, 2009, the Company reduced interest payable by $21,830 and recorded interest expense of $19,085.

Warrants

Stock warrants activities for the six months ended December 31, 2009 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at June 30, 2009 (Audited)	10,028,023	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2009 (Unaudited)	10,028,023	$0.10

Warrants exercisable at December 31, 2009	10,028,023	$0.10

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 13 – STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the Company’s stock warrants outstanding at December 31, 2009:

Warrants Outstanding				Warrants Exercisable

Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price

$ 0.10	10,028,023	2.92 Years	$0.10	10,028,023	$0.10

NOTE 14 –SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six months ended December 31, 2009 and 2008, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company’s reportable segments are strategic business units that offer different products. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the three and six months ended December 31, 2009 and 2008 is as follows:

	For the three months ended December 31,		For the six months ended December 31,

	2009	2008	2009	2008

Revenues:
Construction	$4,405,892	$11,894,829	$9,596,012	$40,273,271
Real Estate	158,981	149,490	158,981	382,190
Hotel	734,809	858,378	1,512,829	1,687,464

	5,299,682	12,902,697	11,267,822	42,342,925

Depreciation:
Construction	112,937	123,829	227,990	257,566
Real Estate	10,029	12,957	20,051	25,564
Hotel	68,566	72,868	137,080	155,127

	191,532	209,654	385,121	438,257

Interest expense:
Construction	167,740	163,816	339,937	325,494
Other	577,955	508,019	1,977,139	1,010,732

	745,695	671,835	2,317,076	1,336,226

Net (loss) income:
Construction	186,776	1,021,621	789,606	3,872,035
Real Estate	428,590	344,838	324,800	293,795
Hotel	54,204	171,617	121,200	312,912
Other (a)	(663,073)	(546,655)	(2,140,482)	(1,103,547)

	$6,497	$991,421	$(904,876)	$3,375,195

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 14 –SEGMENT INFORMATION (continued)

	December 31, 2009	June 30, 2009

Identifiable long-lived tangible assets at December 31, 2009 and June 30, 2009:
Construction	$6,482,775	$6,819,609
Real Estate	365,565	353,825
Hotel	2,075,897	2,210,548

	$8,924,237	$9,383,982

(a)	The Company does not allocate its general and administrative expenses of its US activities to its reportable segments, because these activities are managed at a corporate level.

NOTE 15 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the six months ended December 31, 2009 and 2008. For the six months ended December 31, 2009, statutory surplus reserve activity was as follows:

Statutory Surplus Reserve

Balance – June 30, 2009 (Audited)	$2,040,899
Addition to statutory reserves	124,311

Balance – December 31, 2009 (Unaudited)	$2,165,210

NOTE 16 – MAJOR CUSTOMERS AND VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the six months ended December 31, 2009, three construction projects accounted for 78.3% of the Company’s total revenues. For the six months ended December 31, 2008, three construction projects accounted for 84.3% of the Company’s total revenues. Major customers are summarized as follows:

Project Name	For the Six Months Ended December 31,2009%		For the Six Months Ended December 31, 2008%

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	—	0.0	10,661,001	25.2

Tian Fu Garden residential project (Phase I and II)	—	0.0	16,722,886	39.5

Ai Bo Garden residential apartment project	—	0.0	8,282,437	19.6

Lanyu Garden No. 3 residential apartment project	3,439,335	30.5%	—	0.0

Fu Xing Bath Center project	3,054,560	27.1%	—	0.0

Jianhe Garden residential project	2,333,235	20.7%	—	0.0

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 16 – MAJOR CUSTOMERS AND VENDORS (continued)

At December 31, 2009, the Company had $7,840,342 of accounts receivable due from its major customers. At December 31, 2008, the Company had $8,343,649 of accounts receivable due from its major customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

NOTE 17 – RESTRICTED NET ASSETS

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant's proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

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

The following condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 17 – RESTRICTED NET ASSETS

GOLD HORSE INTERNATIONAL, INC.
CONSOLIDATED PARENT COMPANY BALANCE SHEETS

	As of December 31, 2009	As of June 30, 2009

ASSETS	(Unaudited)	(Audited)

Cash and cash equivalents	$1,749	$39,956

Total Current Assets	1,749	39,956
Investments in subsidiaries at equity	30,183,734	28,914,268
Due from subsidiaries	1,119,638	2,042,142

Total Assets	$31,305,121	$30,996,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible debt, net	$502,777	$—
Accounts payable	22,614	221,825
Accrued expenses	290,305	425,300

Total Current Liabilities	815,696	647,125

Stockholders' equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 62,780,592 and 52,668,603 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively)	6,278	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,888,353	6,878,166
Statutory reserve	2,165,210	2,040,899
Retained earnings	11,837,655	12,866,842
Other comprehensive income	2,496,615	2,462,754

Total Stockholders' Equity	30,489,425	30,349,241

Total Liabilities and Stockholders' Equity	$31,305,121	$30,996,366

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31,

	2009	2008

	(Unaudited)	(Unaudited)

REVENUES	$—	$—

OPERATING EXPENSES:
Salaries and employee benefits	140,374	50,000
General and administrative	22,969	42,815

Total Operating Expenses	163,343	92,815

LOSS FROM OPERATIONS	(163,343)	(92,815)

OTHER EXPENSES:
Interest expense	(1,977,139)	(1,010,732)

Total Other Expenses	(1,977,139)	(1,010,732)

LOSS ATTRIBUTABLE TO PARENT ONLY	(2,140,482)	(1,103,547)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	1,235,606	4,478,742

NET (LOSS) INCOME	$(904,876)	$3,375,195

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES NOTES
TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 17 – RESTRICTED NET ASSETS (Continued)

GOLD HORSE INTERNATIONAL, INC.
CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,

	2009	2008

	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(904,876)	$3,375,195
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in earnings of subsidiary	(1,235,606)	(4,478,742)
Common stock issued for services	57,500	—
Common stock issued for interest	19,085	—
Interest expense from amortization of debt discount	1,931,611	818,625
Amortization of debt issuance costs	—	76,740
Changes in assets and liabilities:
Accounts payable	(59,783)	78,780
Accrued expenses	(4,592)	5,305

NET CASH USED IN OPERATING ACTIVITIES	(196,661)	(124,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from subsidiaries	922,504	50,000
Investment in subsidiaries	—	(69,030)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
	922,504	(19,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible debt	(764,050)	—
Proceeds from sale of common stock	—	124,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(764,050)	124,000

NET DECREASE IN CASH	(38,207)	(19,127)
CASH - beginning of year	39,956	19,826

CASH - end of period	$1,749	$699

NOTE 18 – COMMITMENTS

The Company did not have significant capital and other commitments, or significant guarantees as of December 31, 2009.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 19 – SUBSEQUENT EVENT

During the period from January 1, 2010 to February 10, 2010, the Company issued 1,250,000 shares of its common stock in connection with the conversion of $125,000 of convertible debt.

On January 5, 2010, the Company issued 1,642,857 shares of its common stock to its chief executive officer and its chief financial officer for services rendered by them. The shares were valued at $0.07 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded stock-based compensation of $115,000.

On January 25, 2010, the Company issued 148,003 shares of its common stock to a debenture holder to pay off accrued and unpaid interest.

On January 25, 2010, the Company issued 747,752 shares of its common stock to three debenture holders upon the cashless exercise of 2,180,233 warrants.

On January 28, 2010, the Company issued 3,000,000 shares of common stock to consultants for business development services. The shares were valued at $0.12 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded stock-based consulting expense of $360,000.

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

Overview

          Neither Gold Horse International nor its subsidiaries Gold Horse Nevada, Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. Pursuant to the requirements of ASC Topic 810, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this quarterly report, the assets and liabilities at December 31, 2009 and June 30, 2009 and the results of operations for the three and six months ended December 31, 2009 an 2008 are those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations.

          For the six months ended December 31, 2009, our overall net revenues decreased 73.4% from the six months ended December 31, 2008 as summarized below:

	2009	2008	$ Change (Decrease)	% Change

NET REVENUES
Construction	$9,596,012	$40,273,271	$(30,677,259)	76.2%
Hotel	1,512,829	1,687,464	(174,635)	10.3%
Real estate	158,981	382,190	(223,209)	58.4%

Total Revenues	$11,267,822	$42,342,925	$(31,075,103)	73.4%

          At December 31, 2009, Jin Ma Construction had three construction projects in process; 1) the Fu Xing Bath Center Project which is approximately 89% complete; 2) the Jianhe Garden Project which is approximately 8% complete and 3) the Tuzuoqi Low-Rent Housing Project which is approximately 6% complete. The nature of Jin Ma Construction’s business is that at any given time it will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. In addition, if Jin Ma Construction does not successfully manage its business so that it has new projects ready to start as current projects are completed its revenues will decline which will materially adversely impact our liquidity and operations in future periods.

          Jin Ma Construction began construction of the Fu Xing Committee Bath Center project in November 2008. This project contains one building with a construction area of 46,054 square meters. We expect to complete this project in the third quarter of fiscal 2010.

          In addition, Jin Ma Construction has secured two new construction work valued at approximately RMB 301.8 million (approximately $44.2 million) with an expected gross profit of RMB 60.3 million ($8.8 million).

1)

Jin Ma Construction began construction of the Jianhe Garden Project residential apartment in November 2009. Valued at approximately RMB 204.4 million (approximately $30.0 million), this project contains ten buildings with a construction area of 113,584 square meters. We expect to complete this project in December 2010 with an estimated gross profit of approximately RMB 40.8 million (approximately $6.0 million).

2)

The Tuzuoqi (Chasuqi) Low-Rent Housing Project, valued at approximately RMB 97.4 million (approximately $14.2 million), contains three buildings with a construction area of 53,000 square meters. Jin Ma Construction began construction in November 2009 and expects to complete the project in June 2010 with an estimated gross profit of approximately RMB 19.5 million (approximately $2.9 million).

          In addition to the three uncompleted projects discussed above, Jin Ma Construction is building the Procuratorate Housing Estates (Jian Guan) on behalf of Jin Ma Real Estate. When completed, Procuratorate Housing will comprise of five buildings containing 600 residential apartment units sitting on 60 acres. This project is a joint effort with Jin Ma Construction, which will be serving as the general contractor for the construction of this project. In May 2008, improvements to the land began and the construction commenced in July 2009, as Jin Ma Real Estate had completed the design and planning for this project. It is anticipated to be completed in May 2010. Procuratorate Housing is located in the Yu Quan District of Hohhot City and the project is being developed as in cooperation with the local government of the Yu Quan district. As of December 31, 2009, the Jin Ma Companies have incurred construction costs of $4,871,915 which is reflected on the accompanying balance sheet as construction in process, and has received advances from customers of approximately $2,055,500 which is reflected in advances from customers on the accompanying balance sheet. As of the date of this report, Jin Ma Real Estate does not have a definitive agreement with the local government of the Yu Quan district for this project and accordingly, the Company has not recognized any revenues or expenses related to this project since the terms have not been defined. Jin Ma Real Estate is working with the local government of the Yu Quan district to finalize the terms of this project.

          As of the date of this report, except for the Jianhe Garden Project and Tuzuoqi (Chasuqi) Low-Rent Housing Project discussed above, Jin Ma Construction has not entered into any new contracts to begin additional construction projects. Although the Company is to bidding on several projects to perform construction services, there is no assurance that Jin Ma Construction will secure these contracts. Accordingly, we expect revenues from the Jin Ma Construction segment to be significantly less than in prior periods since we are have less jobs in process and revenues will increase to its prior levels at such time as Jin Ma Construction enters into and begins new construction projects

          In the first half of fiscal 2009, Hohhot city’s real estate investment amounted to 2.184 billion RMB (approximately $319 million), a decrease of 26.51% compare to the same period last year and consisted of the following:

•

Investment in commercial and residential building amounted to 1.67 billion RMB (approximately $244 million), a decrease of26.95% compared to the same period last year which represents 76.47% of all real estate invested;

•

Investment in affordable housing amounted to 219 million RMB (approximately $32 million), an increase of 30.36 % compared to the same period last year, which represents 10.03% of all real estate invested;

•	Other real estate investment amounted to 295 million RMB (approximately $43 million), a decrease of 43.02% compared to the same period last year, which represents 13.50% of all real estate invested.

          As further discussed below, we believe that the increased reserve requirement will not have any impact on our results of operations. Although our revenues have decreased and there has been a decrease in investment in real estate investment in Hohhot, Jin Ma Construction management believes that they will be able to obtain new profitable project in the third and fourth quarter of fiscal 2010.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

          Prior to the time when the Jin Ma Companies financial statements were prepared in accordance with U.S. generally accepted accounting policies, the Jin Ma Companies did not record reserves for uncollectable accounts. Following the Contractual Arrangements, in accordance with U.S. generally accepted accounting policies we initially estimated reserves based solely upon the age of the receivable as a historical basis by which the collectability could be reasonably estimated did not exist. As a basis for accurately estimating the likelihood of collection has been established, the Jin Ma Companies consider a number of factors when determining reserves for uncollectable accounts. We believe that we use a reasonably reliable methodology to estimate the collectability of the Jin Ma Companies accounts receivable and other receivables. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We should become unable to reasonably estimate the collectability of our receivables, our results of operations could be negatively impacted. At December 31, 2009 and June 30, 2009, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $898,158 and $1,002,621, respectively, on its total accounts receivable.

          Other receivables amounts were primarily related to advances made to various vendor, subcontractors, and other parties in the normal course of business and the allowance was established when those parties deemed to be unlikely to repay the amounts. At December 31, 2009 and June 30, 2009, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $144,134 and $143,974, respectively.

Inventories

          Inventories, consisting of construction materials and consumable goods related to our operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

          We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At December 31, 2009 and June 30, 2009, we did not have any real estate held for sale.

Advances from customers

          Advances from customers at December 31, 2009 and June 30, 2009 of $2,868,650 and $246,191, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Construction in process

          Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of December 31, 2009 and June 30, 2009, construction in process amounted to $13,318,630 and $10,560,114, respectively.

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

          In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sale-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. In November 2008, the Company completed the construction. In October 2009, Jin Ma Real Estate received the second payment of 4,800,000 RMB. Under U.S. generally accepted accounting principles, for accounting purposes, we treat the transaction as a sales type capital lease and record the amount which will be paid to us over the next 26 years as a note receivable. As payments are made to us under this note receivable we reduce the principal amount of note receivable due us and we will recognize interest income using the effective interest method.

          In accordance with ASC Topic 360, any gain from sales-type capital lease was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (ASC Topic 360). Therefore the deferred gain will be recognized into income using the installment method as payments are received. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenue and cost of sales is recognized based on this apportionment and are presented on the income statement. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12%. Principal and the related imputed interest are receivable annually at approximately $700,000 per year. As of December 31, 2009, the remaining deferred gain of $50,080 is reflected as a reduction to the note receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

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

Warranty policy

          In accordance with ASC Topic 450, the Company estimates its liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by its construction defect and expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, there possible clams made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the six months ended December 31, 2009 and 2008 were immaterial.

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

          During 2008, we adopted FASB ASC 820-10 (formerly FSP FAS 157-2, “Effective Date of FASB Statement 157”), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, we adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on our Condensed Consolidated Financial Statements.

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

          In June 2009, FASB established Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification did not have a material impact on the Company’s results of operations or financial position.

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

          In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The adoption did not have a material effect on the Company's results of operations and financial condition.

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended December 31, 2009 and Six Months Ended December 31, 2008.

	For the Six Months Ended December 31,

	2009	% of Total Revenues		2008	% of Total Revenues

NET REVENUES
Construction	$9,596,012	85.2		$40,273,271	95.1
Hotel	1,512,829	13.4		1,687,464	4.0
Real estate	158,981	1.4		382,190	0.9

Total Revenues	11,267,822	100.0		42,342,925	100.0

COST OF SALES
Construction	8,329,680	86.8	*	34,590,647	85.9	*
Hotel	1,008,859	66.7	*	921,535	54.6	*
Real estate	167,050	105.1	*	300,303	78.6	*

Total Cost of Sales	9,505,589	84.4		35,812,485	84.6

GROSS PROFIT
Construction	1,266,332	13.2	*	5,682,624	14.1	*
Hotel	503,970	33.3	*	765,929	45.4	*
Real estate	(8,069)	(5.1	)*	81,887	21.4	*

Total Gross Profit	$1,762,233	15.6		$6,530,440	15.4

* Represents percentage of respective segments total revenues

          Net Revenues. For the six months ended December 31, 2009, our overall net revenues decreased 73.4% from the six months ended December 31, 2008. The decrease in revenues was mainly due to decreased activity in our construction operations caused by a softening of the real estate market in Hohhot, as discussed elsewhere. Additionally, during fiscal 2009 and 2010, we used substantial working capital to construct two projects which have been leased back to schools over 20-26 years. Since we had lower working capital to fund new projects and bank borrowing opportunities were not available, our pipeline of projects decreased Revenues by project are summarized as follows:

Project Name	For the Six Months Ended December 31, 2009	% (*)	For the Six Months Ended December 31, 2008	% (*)

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	$—	—	$10,661,001	26.5

Tian Fu Garden residential project (Phase I and II)	—	—	16,722,885	41.5

Ai Bo Garden residential apartment project (Phase I and II)	(117,435)	(1.1)	8,282,437	20.6

Lanyu Garden project	3,439,335	35.8	922,633	2.3

Fu Xing Committee Bath Center project	3,054,560	31.8	3,684,315	9.1

Jianhe Garden residential project	2,333,235	24.3	—	—

Tuzuoqi (Chasuqi) Low-rent House project	886,317	9.2	—	—

Total construction segment revenues	$9,596,012	100.0	$40,273,271	100.0

*	Represents percentage of construction segment revenues.

At December 31, 2009, the percentage completed for each respective job is as follows:

% Complete

Ai Bo Garden residential apartment project (Phase I and Phase II)	100.0%
Lanyu Garden Number 3 residential building	100.0%
Fu Xing Committee Bath Center	88.7%
Jianhe Garden residential project	7.8%
Tuzuoqi (Chasuqi) Low-rent House project	6.2%

          As discussed elsewhere in this filing, at December 31, 2009, Jin Ma Construction had three construction projects in process; 1) the Fu Xing Bath Center Project which is approximately 89% complete; 2) the Jianhe Garden Project which is approximately 8% complete; and 3) the Tuzuoqi (Chasuqi) Low-Rent Housing Project which is approximately 6% complete. The Jianhe Garden Project and the Tuzuoqi (Chasuqi) Low-Rent Housing project are new construction projects valued at approximately RMB 301.8 million (approximately $44.2 million) with an expected gross profit of RMB 60.3 million ($8.8 million).

          In addition to the three uncompleted projects discussed above, Jin Ma Construction is building the Procuratorate Housing Estates (Jian Guan) on behalf of Jin Ma Real Estate. When completed, Procuratorate Housing will comprise of five buildings containing 600 residential apartment units sitting on 60acres. This project is a joint effort with Jin Ma Construction, which will be serving as the general contractor for the construction of this project. In May 2008, improvements to the land began and the construction was commenced in July 2009, as Jin Ma Real Estate have completed the design and planning for this project, and its anticipated completion date is May 2010. Procuratorate Housing is located in the Yu Quan District of Hohhot City and the project is being developed in cooperation with the local government of the Yu Quan district. As of December 31, 2009, the Jin Ma Companies has incurred construction costs of $4,871,915 which is reflected on the accompanying balance sheet as construction in process, and has received advances from customers of approximately $2,055,500 which is reflected in advances from customers on the accompanying balance sheet. As of the date of this report, Jin Ma Real Estate does not have a definitive agreement with the local government of the Yu Quan district for this project and accordingly, the Company has not recognized any revenues or expenses related to this project since the terms have not been defined. Jin Ma Real Estate is working with the local government of the Yu Quan district to finalize the terms of this project.

          Revenues for our hotel operations decreased approximately 10.3% for the six months ended December 31, 2009 from the six months ended December 31, 2008 primarily due to decreased sales at the hotels banquet and catering facility. While China economy has been warming up since the first quarter of fiscal 2010, we have seen a decrease in visitors to our banquet facility. We attribute this decrease to an increase in competition as more restaurants open in the area. We are refocusing our marketing efforts to increase traffic to the hotel to target new tour groups and local traffic to the banquet facilities.

          Revenues for our real estate development operation decreased approximately 58.4% for the six months ended December 31, 2009 to the six months ended December 31, 2008. During the six months ended December 31, 2008, the Company sold off its remaining inventory of apartment units available for sale and recognized revenues of $232,695 compared to $0 for the six months ended December 31, 2009. For the six months ended December 31, 2009 and 2008, revenues attributable to the Inner Mongolia Electrical Vocational Technical College amounted to $158,981 and $149,495, respectively. Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, pursuant to a sales-type capital lease, leased the buildings to the Inner Mongolia Electrical Vocational Technical College and it will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum.

          Additionally, in September 2009, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Chemistry College. Pursuant to the terms of the agreement, Jin Ma Real Estate constructs the buildings and, upon completion, pursuant to a sales-type lease, leases the buildings to the Inner Mongolia Chemistry College and it will receive payments for a period of 20 years. The cost of construction is estimated to be RMB 50 million (approximately $7.3 million). Jin Ma Real Estate will receive an annual payment of approximately RMB 10 million (approximately $1.5 million) for 5 years (from January 1, 2010 to December 31, 2014) and receive an annual payment of approximately RMB 7.5 million (approximately $1.1 million) for 15 years (from January 1, 2015 to December 31, 2029). Jin Ma Construction completed all of the construction services on behalf of Jin Ma Real Estate for this project. As of January 20, 2010, Jin Ma Real Estate had received the first installment lease payment from Inner Mongolia Chemistry College of approximately $1,500,000. The costs associated with these projects are reflected on our balance sheet as construction in process and we will recognize revenues and interest income on this project in the 3rd quarter of fiscal 2010, in accordance with FAS No. 66, “Accounting for Sales of Real Estate” and related interpretations. In accordance with terms of the agreements, at the end of the lease terms, ownership of the buildings will be transferred to Inner Mongolia Chemistry College. During the term of lease, Jin Ma Real Estate will not have additional commitments to the Inner Mongolia Chemistry College, other than the customary construction warranties.

          In 2008, in accordance with the overall arrangements of the Party Central Committee and the State Council of China to tightening monetary policy, the People’s Bank of China (“PBC”) raised the reserve requirements for RMB deposits of depository institutions and increased loan interest rates several times. The higher reserve requirements and loan interest rates make it more difficult for builders to obtain construction loans in China. This economic event has impacted both the Company and its customers. Although Jin Ma Construction’s operations were not impacted in 2008, as a result of the tightened monetary policy in China, construction progress seems to have been delayed on current projects and new projects might be deferred as its customers might have problems receiving funding. Accordingly, Jin Ma Construction’s current and future revenues have and may continue to decline, although it is not able to quantify any anticipated amount of decline. In addition, as a portion of its operating expenses are fixed, if Jin Ma Construction’s revenues continue to decrease, it does not expect to have significant decreases in its operating costs which will adversely impact the profits of in Jin Ma Construction in future periods. In September 2008, in an effort to solve prominent problems in China economy, the PBC decided to cut the benchmark lending rate by 0.27 percentage points and lowered the RMB reserve requirement ratio by one percentage point for most depository financial institutions. The rate cut in September 2008 was not significant enough to materially impact Jin Ma Construction’s operations as the rate cut has not increased the number of the local banks and credit unions giving loans. We cannot predict if the PBC will continue to lower the rates and reserve requirements which in turn will improve the overall performance for the construction industry as it will be easier for construction companies to obtain capital funding. If Jin Ma Construction cannot obtain necessary bank loans, it will need to delay some of its future projects. Jin Ma Construction’s customers mainly consist of governmental agencies and third party developers. It does not believe that governmental agencies have been impacted by the tightening credit markets and will continue investing in development projects. Jin Ma Construction is currently bidding on several projects with governmental agencies and third-party developers. Although it is confident that it will secure several new construction projects in the near future, it cannot predict with certainty the outcome of securing these projects.

          Cost of Sales. Overall, cost of sales decreased from approximately 84.6% of net revenues for the six months ended December 31, 2008, to approximately 84.4% of net revenues for the six months ended December 31, 2009. Cost of sales as a percentage of net revenues from our construction operation for the six months ended December 31, 2009 increased to approximately 86.8% from approximately 85.9 % for six months ended December 31, 2008, a slight decrease due to normal operation activities. While material and labor costs worldwide are on the rise, Jin Ma Construction anticipates minimal direct impact on its business because of its ability to factor in rising material costs into its budgets when selecting subcontractors. Cost of sales as a percentage of net revenues for our hotel operation for the six months ended December 31, 2009 increased to approximately 66.7% from approximately 54.6% for the six months ended December 31, 2008. The increase in cost of sales as a percentage of net revenues from our hotel operation for the six months ended December 31, 2009 period was primarily attributable to the increase in food costs. Beginning in fiscal 2010, Jin Ma Hotel increased the quantity of each dish without a proportionate increase in the sales price in order to give an incentive to its customers and prevent significant decreases in its sales revenues. We expect the cost of sales as a percentage of net revenues for our hotel operation will remain in its current level in the rest of fiscal 2010. Cost of sales for our real estate development operation as a percentage of net revenues for the six months ended December 31, 2009 increased to approximately 105.1% from approximately 78.6% for the six months ended December 31, 2008 due to the recording of a slight gross margin of approximately 0.6% we recognized on our Vocational School project which was offset by various sale taxes incurred during the period for approximately $9,000.

           Gross Profit. Gross profit decreased approximately 73.0% from $6,530,440 (15.4% of overall net revenues) for the six months ended December 31, 2008 to $1,762,233 (15.6% of overall net revenues) for the six months ended December 31, 2009.

           Operating Expenses. For the six months ended December 31, 2009, overall operating expenses decreased approximately 33.7% from the six months ended December 31, 2008. This decrease was mainly due to a one-time gain from the sale of land use rights as discussed below which was offset by a decrease in a gain from bad debt recovery related to the collection of accounts receivable which had previously been written off and an increase in hotel operating expenses consisting of related to the purchase of low costs items such as plates, glasses, and utensils, and an increase in salaries and employee benefits. We expect our operation expenses will maintain its current level with minimal increases during the rest of fiscal 2010.

          Hotel Operating Expenses. Hotel operating expense, represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Hotel operating expenses increased approximately 220.1% for the six months ended December 31, 2009 from the six months ended December 31, 2008. Hotel operating expenses were approximately 6.8% of hotel revenues for the six months ended December 31, 2009 as compared to approximately 1.9% for the six months ended December 31, 2008. The increase in hotel operating expenses for the six months ended December 31, 2009 period is primarily attributable to an increase in expenditures related to the purchase of low cost items such as plates, glasses, utensils, napkins, and seat covers.

           Bad Debt Recovery (Expense). For the six months ended December 31, 2009, bad debt recovery income amounted to $105,555 as compared to bad debt recovery income of $193,901 for the six months ended December 31, 2008, a decrease of approximately 45.6%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt recovery represents the collection of amounts which had previously been written off.

           Salaries and Employee Benefits. For the six months ended December 31, 2009, salaries and employee benefits amounted to $392,435 as compared to $301,848 for the six months ended December 31, 2008, an increase of approximately 30.0% and primarily related to an increase in salary for our chief executive officer. For the six months ended December 31, 2009 and 2008, we paid or accrued salary to our chief executive office of $90,000 and $0, respectively.

          Depreciation and Amortization. For the six months ended December 31, 2009, depreciation and amortization decreased approximately 12.1% as compared to the same period of 2008. This decrease was primarily due to the disposal of construction equipment in fiscal 2009, which primarily included cranes and other heavy equipment.

          Gain on disposal of land use right. For the six months ended December 31, 2009, gain on disposal of land use rights and certain property and equipment was $449,473 as described in greater detail in Note 4 to the financial statements included elsewhere in this report. We did not generate any comparable income for the six months ended December 31, 2008.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. Selling, general and administrative expenses decreased by $41,916 or approximately 14.2% for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. The decrease was primarily attributable to a decrease in professional fees paid for investor relations service.

           Total Other Expenses. Total other expenses increased approximately 127.0% from $781,530 for the six months ended December 31, 2008 to $1,773,881for the six months ended December 31, 2009. The increase is primarily attributable to an increase in interest expense related to the amortization of non-cash debt discount and increased interest incurred on our amended and restated 14% convertible secured debenture offset by a decrease in amortization of debt issuance costs. In connection with the amendment of the Securities Purchase Agreements and related agreements, we recorded a discount on the convertible notes which we must amortize over a 9-month period from July 1, 2009 to March 31, 2010. Upon repayment or conversion of the convertible notes, we expense any remaining unamortized discount.

          Provision for Income Taxes. Total provision for income taxes decreased approximately 79.0% for the six months ended December 31, 2009 from the six months ended December 31, 2008. The decrease is attributable to a decrease in income before income taxes related to our Chinese operating entities.

           Net Income. Net income decreased approximately 126.8% from net income of $3,375,195 the six months ended December 31, 2008 to a net loss of $(904,876) for the six months ended December 31, 2009. The decrease for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 was due primarily to a decrease in revenue and related gross profits and the increase in interest expense offset by a decrease in operating expenses and income taxes. This translates to basic earnings per common share of $(0.02) and $0.06, and diluted earnings per common share of $(0.02) and $0.06, for the six months ended December 31, 2009 and 2008, respectively.

           Comprehensive Income. For the six months ended December 31, 2009, we reported unrealized gain on foreign currency translation of $33,860 as compared to $63,724 for the six months ended December 31, 2008 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of operations and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive loss of $871,016 for the six months ended December 31, 2009 as compared to comprehensive income of $3,438,919 for the six months ended December 31, 2008.

Comparison of three months Ended December 31, 2009 and 2008

	For the Three Months Ended December 31,

	2009	% of Total Revenues		2008	% of Total Revenues

NET REVENUES
Construction	$4,405,892	83.1		$11,894,829	92.2
Hotel	734,809	13.9		858,378	6.7
Real estate	158,981	3.0		149,490	1.1

Total Revenues	5,299,682	100.0		12,902,697	100.0

COST OF SALES
Construction	3,878,214	88.0	*	10,207,643	85.8	*
Hotel	494,312	67.3	*	475,448	55.4	*
Real estate	167,050	105.1	*	157,087	105.1	*

Total Cost of Sales	4,539,576	85.7		10,840,178	84.0

GROSS PROFIT
Construction	527,678	12.0	*	1,687,186	14.2	*
Hotel	240,497	32.7	*	382,930	44.6	*
Real estate	(8,069)	(5.1	)*	(7,597)	(5.1	)*

Total Gross Profit	$760,106	14.3		$2,062,519	16.0

          * Represents percentage of respective segments total revenues

          Net Revenues. For the three months ended December 31, 2009, our overall net revenues decreased 58.9% from the three months ended December 31, 2008. As with the decrease in revenues in the six months period, the decrease in revenues was mainly due to decreased activity in construction operations as discussed above which are summarized as follows:

Project Name	For the Three Months Ended December 31, 2009%		For the Three Months Ended December 31, 2008%

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	$—	—	$2,754,383	23.2

Tian Fu Garden residential project (Phase I and II)	—	—	2,438,980	20.5

Fu Xing Bath Center	917,870	20.8	3,684,315	31.0

Lanyu Garden Number 3 residential building	385,905	8.8	922,633	7.7

Ai Bo Garden residential apartment project	(117,435)	(2.7)	2,094,518	17.6

Jianhe Garden residential project	2,333,235	53.0	—	—

Tuzuoqi Low-rent House project	886,317	20.1	—	—

Total construction segment revenues	$4,405,892	100%	$11,894,829	100%

          * Represents percentage of construction segment revenues.

          Cost of Sales. Overall, cost of sales decreased $6,300,602 from $10,840,178 for the three months ended December 31, 2008 to $4,539,576 for the three months ended December 31, 2009. Our overall cost of sales as a percentage of our overall net revenues increased from approximately 84.0% of net revenues for the three months ended December 31, 2008, to approximately 85.7% of net revenues for the three months ended December 31, 2009. Cost of sales as a percentage of net revenues for Jin Ma Construction for the three months ended December 31, 2009 increased to approximately 88.0% from approximately 85.8% for the three months ended December 31, 2008. The slight increase was primarily due to the rising in construction material and labor costs. Cost of sales as a percentage of net revenues for Jin Ma Hotel’s operations for the three months ended December 31, 2009 increased to approximately 67.3% from approximately 55.4% for the three months ended December 31, 2008. As described earlier in this section, this increase in cost of sales was primarily attributable to the increase in food costs. Cost of sales for our real estate development operation as a percentage of net revenues for the three months ended December 31, 2009 is approximately 105.1% which equals the ratio of cost of sales for our real estate development operation as a percentage of net revenues for the three months ended December 31, 2008.

          Gross Profit. Gross profit decreased approximately 63.1% to $760,106 (14.3% of overall net revenues) for the three months ended December 31, 2009 from $2,062,519 (16.0% of overall net revenues) for the three months ended December 31, 2008.

          Operating Expenses. For the three months ended December 31, 2009, overall operating expenses increased approximately 4.2% from the three months ended December 31, 2008. This increase was mainly due to an increase in hotel operating expenses as discussed below which was offset by an increase in a gain from bad debt recovery related to the collection of accounts receivable which had previously been written off.

          Hotel Operating Expenses. Hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses, except for food and beverage costs which have been included in cost of revenues. Hotel operating expenses increased approximately 359.7% for the three months ended December 31, 2009 from the three months ended December 31, 2008. Hotel operating expenses were approximately 10.4% of hotel revenues for the three months ended December 31, 2009 as compared to approximately 1.9% for the three months ended December 31, 2008. The increase in hotel operating expenses for the six months ended December 31, 2009 period is primarily attributable to an increase in expenditures related to the purchase of low cost items such as plates, glasses, utensils, napkins, and seat covers.

          Bad Debt Recovery (Expense). For the three months ended December 31, 2009, bad debt recovery income amounted to $97,564 as compared to bad debt recovery income of $11,285 for the three months ended December 31, 2008, an increase of approximately 764.5%. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable, other receivable and prepayments to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt recovery represents the collection of amounts which had previously been written off.

          Salaries and Employee Benefits. For the three months ended December 31, 2009, salaries and employee benefits amounted to $198,349 as compared to $150,307 for the three months ended December 31, 2008, an increase of approximately 32.0% and primarily related to an increase in salary for our chief executive officer. For the three months ended December 31, 2009 and 2008, we paid or accrued salary to our chief executive office of $45,000 and $0, respectively.

          Depreciation and Amortization. For the three months ended December 31, 2009, depreciation and amortization decreased approximately 8.6% for the three months ended December 31, 2009 as compared to the same period 2008. This decrease was primarily due to the disposal of construction equipment in fiscal 2009, which primarily included cranes and other heavy equipment.

          Gain on disposal of land use right. For the three months ended December 31, 2009, gain on disposal of land use rights and certain property and equipment was $167 which is attributable to the exchange rate fluctuation.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. Selling, general and administrative expenses increased by $15,460 or approximately 17.7% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The slight increase was primarily attributable to our hotel segment and consisted of increased expenditure for maintenance.

          Total Other Expenses. Total other expenses increased approximately 71.2% for the three months ended December 31, 2009 from the three months ended December 31, 2008. The increase is primarily attributable to an increase in interest expense related to the amortization of non-cash debt discount and increased interest incurred on our amended and restated 14% convertible secured debenture offset by a slight decrease in amortization of debt issuance costs. In connection with the amendment of the Securities Purchase Agreements and related agreements, we recorded a discount on the convertible notes which we must amortize over a 9-month period from July 1, 2009 to March 31, 2010. Upon repayment or conversion of the convertible notes, we expense any remaining unamortized discount.

          Provision for Income Taxes. Total provision for income taxes decreased approximately 84.1% for the three months ended December 31, 2009 from the three months ended December 31, 2008 (33.5% of income before income taxes). The decrease is attributable to a decrease in income before income taxes from our Chinese operations.

          Net Income. Net income decreased approximately 99.3% from net income of $991,421 for the three months ended December 31, 2008 to net income of $6,497 for the three months ended December 31, 2009. The decrease for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was due primarily to a decrease in revenue and related gross profits and the increase in interest expense offset by a decrease in income taxes. This translates to basic earnings per common share of $0.00 and $0.02, and diluted earnings per common share of $0.00 and $0.02, for the three months ended December 31, 2009 and 2008, respectively.

          Comprehensive Income. For the three months ended December 31, 2009 we reported unrealized gain on foreign currency translation of $1,715 as compared to $9,130 for the three months ended December 31, 2008 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $8,212 for the three months ended December 31, 2009 as compared to comprehensive income of $1,000,551 for the three months ended December 31, 2008.

Liquidity and Capital Resources

          Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

          At December 31, 2009, we had a cash balance of $441,055, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

          Our working capital decreased $ 451,382 to $4,966,024 at December 31, 2009 from $ 5,417,406 at June 30, 2009. This decrease in working capital is primarily attributable to:

•	a decrease in other receivable, net of allowance for doubtful accounts, of $1,175,175,

•	a decrease in due from related parties of $33,283,

•	a decrease in prepaid land use rights for resale of $1,623,023,

•	an increase in convertible debt of $502,777,

•	an increase in due to related parties of $1,170,701,

•	an increase in advances from customers of $2,622,459,

Offset by:

•	an increase in cash and cash equivalents of $328,921,

•	an increase in accounts receivable, net of allowance for doubtful accounts. of $528,073,

•	an increase in inventories of $49,810,

•	an increase in advance to suppliers of $74,290,

•	an increase in construction in progress, current portion, $1,585,193,

•	a decrease in loans payable, current portion, of $104,780,

•	a decrease in accounts payable of $2,259,863,

•	a decrease in accrued expenses of $311,147,

•	a decrease in taxes payable of $1,451,029.

          Our balance sheet at December 31, 2009, reflects notes payable to third parties of $4,659,218 due through September 2012 which were working capital loans made to us by these third parties. These loans bear annual interest rates ranging from 9.45% to 24% and are due between December 2009 (The amount due by December 2009 was paid off in January 2010.) and September 2012. Of this amount, approximately $2,900,000 is secured by the assets of the Jin Ma Hotel and the remaining balances are unsecured. As discussed elsewhere in this report, at December 31, 2009, we have 14% convertible debt approximately $754,000 due on March 31, 2010. Additionally, we owe accrued interest of $29,625 on this debt and owe liquidated penalties of $168,333. The Jin Ma Companies plan on funding this installment payment through working capital and additional advances from related parties. Jin Ma Construction is expecting to sell additional land use rights with a cost of approximately $2,415,000 for a profit in the near future. The Jin Ma Companies are actively pursuing collection on its accounts receivable balances. We estimate that the Jin Ma Companies will have sufficient cash flow from operation to satisfy its working capital needs and to funds us in order for us to satisfy the debt repayment schedule for the next 12 months. However, any delay in the sale of our land use rights held for sale or the collection of our receivables would have an adverse effect on our ability to repay our debt obligation and fund our working capital requirements. If we do not repay the debenture holders, it is likely that the debenture holders will institute legal proceedings against us to collect the amounts due under the debentures and to foreclose on the pledged collateral. Unless the Jin Ma Companies pay us the amounts due us we do not have the funds necessary to satisfy our obligations to the debenture holders. If the debenture holders successfully foreclose on the pledged collateral that would result in a change of control of our company as those securities represent approximately 31% of our outstanding common stock. There occurrence of any of these events would be materially adverse to our ability to continue our business as it is presently conducted.

          At December 31, 2009, we have advances to suppliers of approximately $275,000 as compared to approximately $201,000 at June 30, 2009, an increase of approximately $74,000. The increase was primarily attributed to the prepayments we made to our suppliers for the Procuratorate residential project.

          At December 31, 2009, we have advances from customers of approximately $2,869,000 as compared to approximately $246,000 at June 30, 2009, an increase of approximately $ 2,623,000. The increase was primarily attributed to deposits received from the Procuratorate Housing government committee and various employees of the government as a deposit towards future purchases of the building and specific units of the Procuratorate housing project of approximately $1,909,000 as well as an advance of the partial first annual lease payment of approximately $714,000 from the Inner Mongolia Chemistry College.

Operating Activities

          Net cash flow used in operating activities was $2,125,742 for the six months ended December 31, 2009 as compared to net cash used in operating activities of $5,194,897 for the six months ended December 31, 2008, a decrease of $3,069,155. For the six months ended December 31, 2009, net cash flow used in operating activities was primarily due to net loss of $904,876, bad debt recovery of $105,555, a one-time gain on disposal of land use right of $449,472, an increase in accounts receivable of $409,136, an increase in advance to suppliers of $74,053, an increase in construction in progress of $2,746,228, a decrease in account payable and accrued expenses of $2,310,257, a decrease in taxes payable of $1,452,604 offset by a decrease in note receivable of $158,067, a decrease in other receivable of $1,176,271, an increase in advances from customers of $2,621,660 and the add back of non-cash items such as depreciation of $385,121, stock based compensation of $57,500, and interest expense from amortization of debt discount of $1,931,611.

          Net cash flow used in operating activities was $5,194,897 for the six months ended December 31, 2008. This was primarily attributed to an increase in accounts receivable of $3,847,036, an increase in construction in progress of $9,486,120, a decrease in taxes payable of $1,382,271, and an adjustment for bad debt recovery of $193,901, offset by the add-back of net income of $3,375,195, non-cash items such as depreciation of $438,257 and interest expense from amortization of debt discount of $818,625, a decrease in note receivable of $200,378, a decrease in costs and estimated earnings in excess of billings of $217,038, a decrease in real estate held for sale of $125,412, a decrease in refundable performance deposit of $145,920 and in increase in accounts payable and accrued expenses of $4,283,475.

Investing Activities

          Net cash flow provided by investing activities was $2,161,621 for the six months ended December 31, 2009 as compared to net cash provided by investing activities of $3,672,505 for the six months ended December 31, 2008. For the six months ended December 31, 2009, cash provided by investing activities consisted of proceeds from sale of land use right of $2,193,441 offset by $31,820 cash used for purchase of property and equipment. For the six months ended December 31, 2008, net cash provided by investing activities consisted of cash provided by repayment of amounts due from related party of $1,661,601 and proceeds from return of deposit on prepaid land use rights of $2,028,288 offset by $ 17,384 cash used for purchase of property and equipment.

Financing Activities

          Net cash flow provided by financing activities was $293,501 for the six months ended December 31, 2009 which was attributable to proceeds from advances from related party of $1,203,780 offset by repayment of loan payable of $146,229 and repayment of convertible debt of $764,050. Net cash flow provided by financing activities was $124,000 for the six months ended December 31, 2008 which was attributable to proceeds from sale of common stock.

          Other than our existing cash, we presently have no other alternative source of working capital. We have no operations other than the Contractual Arrangements with the Jin Ma Companies and, accordingly, we are dependent upon the quarterly service fees due us to or for the receipt of working capital from the Jin Ma Companies to provide cash to pay our operating expenses. To date, no quarterly service fees have been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At December 31, 2009 we were owed approximately $15.6 million in service fees, which such amount remains outstanding as of the date of this report. In addition, we transferred $1,800,000 of the net proceeds from the November 2007 sale of the 10% secured convertible debentures to the Jin Ma Companies in the form of an unsecured, interest free advance for use by the Jin Ma Companies in their operations and to fund their registered capital requirements under PRC wholly-owned foreign enterprise rules. Jin Ma Companies repaid us approximately $921,000 of the amounts advanced to that company from July 2009 to December 2009. The rest of that amount remains outstanding and we do not have an understanding with the Jin Ma Companies regarding the repayment of the remainder.

          In May 2009 we restructured the payment terms of our 10% secured convertible debentures through the issuance of 14% secured convertible debenture, the payment schedule of which is as follows:

Repayment Date	Principal Amount Due

July 24, 2009 (1)	$327,450
September 30, 2009 (2)	436,600
December 31, 2009 (3)	1,091,500
March 31, 2010	327,450
Total	$2,183,000

          We have made our installment payments on July 23, 2009 and September 30, 2009 on a timely basis. We did not make the third installment due by December 31, 2009 and, accordingly, the debentures are now in default. During the period from July 1, 2009 to February 11, 2010, we issued 7,897,840 shares of our common stock in connection with the conversion of $789,784 of convertible debt and issued 409,149 shares of our common stock in order to pay the accrued and unpaid interest of $ 40,915 related the outstanding convertible debt. As of February 10, 2010, our outstanding convertible debt is approximately $629,000. We expect that investors will continue to convert the convertible debt into common stock, although there are no assurances that our expectations are correct. We plan on funding this obligation and all interest and penalties due using funds to be repaid to us by the Jin Ma Companies. The Company intends to repay all remaining outstanding convertible debt balances and all interest due prior to March 31, 2010. The Company has not received any notices of default and does not expect to pay any further liquidated penalties the Company has not received any notices of default from the debenture holders and does not expect to pay any further liquidated penalties and as discussed elsewhere, has accrued all liquidated penalties due pursuant to the Exchange Debentures.

          Pursuant to the repayment schedule, unless the Exchanged Debenture is paid in full on or before December 31, 2009, the March 31, 2010 Monthly Redemption Amount will include a premium equal to 10% of the principal amount of the Exchanged Debenture outstanding immediately prior to the consummation of the Amendment Agreement amounting to $218,300. As of June 30, 2009, the Company had accrued this penalty of $218.300 which is included in accrued expenses on the accompanying balance sheets. Since certain debenture holders were repaid or converted their debt into the Company’s common shares prior to December 31, 2009, the Company reduced accrued expenses by $49,867, which reduced interest expense by $49,967. At December 31, 2009 and June 30, 2009, accrued liquidated penalties, which are included in accrued expenses on the accompanying balance sheets, amounted to $168,333 and $218,300, respectively.

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

          We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during the six months ended June 30, 2010, if the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to satisfy our obligations as they become due and pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company. In addition, if we were to fail to pay the 14% secured convertible debentures in accordance with the repayment schedule and the debenture holders were to declare a default which we were unable to remedy, it is possible that we could be forced to cease operations in which event shareholders would lose their entire investment in our company.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

          In the past, Jin Ma Real Estate guaranteed a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For the six months ended December 31, 2009 and 2008, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

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

          The following tables summarize our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +

Contractual Obligations :
Other Indebtedness *	$4,659,218	$4,315,510	$343,708	—	—
Convertible debt	754,166	754,166	—	—	—
Accrued default penalties on convertible debt	168,333	168,333
Interest payments on convertible debt	56,406	56,406	—	—	—

Total Contractual Obligations:	$5,638,123	$5,294,415	$343,708	—	—

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

          Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Yang and Wasserman concluded that because of the continuing material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2009. In our annual report on Form 10-K for the year ended June 30, 2009 we reported that we had a number of material weaknesses in internal control over financial reporting, including (i) the lack of U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee, and (iv) a lack of segregation of duties within accounting functions. In order to correct the foregoing weaknesses, we have taken the following remediation measures: (i) We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2009. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals, (ii) We have started searching for an independent director qualified to serve on an audit committee to be established by our Board of Directors and we anticipate that our Board of Directors will also establish a compensation committee to be headed by one of an independent director.

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

          A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

          None.

Item 1A. Risk Factors.

          Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          During the period from October 1, 2009 to December 31, 2009, we issued 5,197,840 shares of our common stock in connection with the conversion of $519,784 of convertible debt. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

           On September 10, 2009, we issued 3,055,000 shares of our common stock valued at $305,500. These shares, which were valued at $0.10 per share, the fair market value of our common stock on the date of issuance, were issued to seven of our officers and directors as satisfaction for $248,000 of accrued expense and $57,500 as additional compensation. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

           During the period from October 1, 2009 to December 31, 2009, we issued 3,750 shares of our common stock to entities who were accredited investors in connection with repayment of accrued and unpaid interest related to our 14% secured convertible debentures in the amount of $375. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a) (9) of that act.

           During the period from January 1, 2010 to February 10, 2010, we issued 1,250,000 shares of our common stock in connection with the conversion of $125,000 of convertible debt. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

           On January 5, 2010, we issued 1,642,857 shares of our common stock to our chief executive officer and our chief financial officer for services rendered by them. The shares were valued at $0.07 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded stock-based compensation of $115,000. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

          On January 25, 2010, the Company issued 148,003 shares of its common stock to a debenture holder valued at $8,954 in satisfaction of accrued and unpaid interest. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

          On January 25, 2010, the Company issued 747,752 shares of its common stock to three debenture holders upon the cashless exercise of 2,180,233 warrants. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

          On January 28, 2010, the Company issued 3,000,000 shares of common stock to consultants for business development services. The shares were valued at $0.12 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded stock-based consulting expense of $360,000. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act

Item 3. Defaults Upon Senior Securities.

          As described later in this section and elsewhere in this report, in November 2007 we issued and sold $2,183,000 principal amount secured convertible debentures which originally matured on March 31, 2009. On May 18, 2009, the Company and the debenture holders signed a Debenture and Warrant Amendment Agreement (the “Amendment Agreement”) and an Amended and Restated 14% Secured Convertible Debenture (the “Exchanged Debentures”). On June 30, 2009, the Company and the debenture holders executed an Amendment to the Amendment Agreement effectively consummating the Amendment Agreement and issuing the Exchanged Debentures thereby ceasing any written or non-written declarations of an event of default under its Securities Purchase Agreement and the related 10% secured convertible debentures and any process to foreclose upon the pledged shares in accordance with the terms of the pledge agreement executed in connection Securities Purchase Agreement. The Exchanged Debenture was revised and the debenture principal repayment schedule is as follows:

Repayment Date	Principal Amount Due

July 24, 2009 (1)	$327,450
September 30, 2009 (2)	436,600
December 31, 2009 (3)	1,091,500
March 31, 2010	327,450

Total	$2,183,000

          We paid the installment payment on July 24, 2009 and September 30, 2009. However, we did not pay the outstanding amount by December 31, 2009. During the six months ended December 31, 2009, we issued 6,647,840 shares of our common stock in connection with the conversion of $664,784 of convertible debt and during January 2010, we issued 1,250,000 of our common stock in connection with the conversion of $125,000 of convertible debt. As of the date of this report, we have not repaid the remaining December 31, 2009 installment in the amount of $301,176. The Company expects to repay all remaining outstanding convertible debt balances and all interest due prior to March 31, 2010. We have not received any notices of default and do not expect to pay any further liquidated penalties.

          Pursuant to the repayment schedule, unless the Exchanged Debenture was paid in full on or before December 31, 2009, the March 31, 2010 Monthly Redemption Amount will include a premium equal to 10% of the principal amount of the Exchanged Debenture outstanding immediately prior to the consummation of the Amendment Agreement amounting to $218,300. We did not pay the December 31, 2009 amount in full when due accordingly we will be subject to this premium. As of June 30, 2009, we had accrued this penalty of $218.300 which is included in accrued expenses on the accompanying balance sheets. Since certain debenture holders were repaid or converted their debt into our common shares prior to December 31, 2009, we reduced accrued expenses by $49,867, which reduced interest expense by $49,967. At December 31, 2009 and June 30, 2009, accrued liquidated penalties, which are included in accrued expenses on the accompanying balance sheets amounted to $168,333 and $218,300, respectively.

           In conjunction with the transaction Messrs. Liankuan Yang and Yang Yang and Ms. Runlan Ma, executive e officers and directors of both our company and the Jin Ma Companies, pledged an aggregate of 19,000,000 shares of our common stock owned by them as additional security for our obligations under the debentures.

          As previously disclosed, the Jin Ma Companies had previously represented to us that they intended to repay a portion of the amounts advanced to them to ensure that we had sufficient capital to make the interest and principal payments on the 14% secured convertible debentures. Mr. Liankuan Yang, our CEO, is also the CEO and controlling person of the Jin Ma Companies.

          These amounts, however, were not paid to us which led to the default in the repayment of the December 31, 2009 installment payment. The source of the funds for these repayments was a repayment to us by the Jin Ma Companies of a portion of the amounts owed our company. To date, however, we have been unable to consummate this restructure. Cash on deposit in China is subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. These currency laws have served to hinder Mr. Yang’s and the Jin Ma Companies’ ability to provide the funds to us necessary to restructure the debenture terms.

          As of the date of this report the debenture holders have not made a formal demand for payment under the terms of the debentures, nor have they taken any actions to foreclose on the collateral pledged to secure the obligations. If the Jin Ma Companies are able to repay us a portion of the amounts due us we intend to repay the remaining debt of approximately $629,000 plus all accrued interest and liquidated penalties. If we do not repay the debenture holders, it is likely that the debenture holders will institute legal proceedings against us to collect the amounts due under the debentures and to foreclose on the pledged collateral. Unless the Jin Ma Companies pay us the amounts due us we do not have the funds necessary to satisfy our obligations to the debenture holders. If the debenture holders successfully foreclose on the pledged collateral that would result in a change of control of our company as those securities represent approximately 31% of our outstanding common stock. There occurrence of any of these events would be materially adverse to our ability to continue our business as it is presently conducted.

Item 4. Submissions of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits

10.1	Consulting agreement with GEP Capital Group Ltd.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Horse International, Inc.

Date: February 11, 2010	By:	/s/ Liankuan Yang

Liankuan Yang
Chief Executive Officer, principal executive officer

Date: February 11, 2010	By:	/s/ Adam Wasserman

Adam Wasserman
Chief Financial Officer, principal financial and accounting officer