Form 10-Q
period 2010-03-31
GOLD HORSE INTERNATIONAL, INC.
filed 2010-05-21
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 77,395,128 shares at May 20, 2010.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the amount of funds owed us by the Jin Ma Companies, the enforceability of our contractual arrangements with the Jin Ma Companies, the risk of doing business in the People’s Republic of China (“PRC”), our ability to implement our strategic initiatives, our access to sufficient capital, the impact of reduced availability of bank loans in China on the Jin Ma Companies’ operations, our ability to satisfy our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

Unless specifically set forth to the contrary, when used in this prospectus the terms:

•	"Gold Horse International," the "Company, "we," "us," "ours," and similar terms refers to Gold Horse International, Inc., a Florida corporation,

•	"Gold Horse Nevada" refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,

•	"Global Rise" refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,

•	"IMTD" refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,

•	"Jin Ma Real Estate" refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,

•	"Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,

•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,

•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, and

•	"PRC" or "China" refers to the People's Republic of China.

2(a)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$452,189	$112,134
Accounts receivable, net	14,940,248	11,943,996
Note receivable on sales type lease - current portion	1,145,705	157,923
Inventories, net	51,718	27,838
Advances to suppliers	324,021	200,570
Prepaid expenses	300,000	-
Other receivable, net	95,675	1,197,705
Due from related parties	-	33,283
Cost and estimated earnings in excess of billings	51,796	16,539
Construction in progress - current portion	4,872,699	3,286,722
Prepaid land use rights for resale	-	1,625,708

Total Current Assets	22,234,051	18,602,418

Property and equipment, net	8,884,131	9,383,982
Construction in progress - non-current portion	-	7,273,392
Deposit on land use right	2,418,456	2,415,382
Note receivable on sales type lease - non-current portion	15,789,545	8,654,311

Total Assets	$49,326,183	$46,329,485

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Convertible debt, net	$409,666	$-
Loans payable - current portion	3,108,498	4,420,290
Accounts payable	7,736,533	7,966,488
Due to related parties	1,170,889	-
Accrued expenses	501,693	1,251,843
Taxes payable	803,165	1,678,084
Advances from customers	2,848,995	246,191
Billings in excess of costs and estimated earnings	65,453	37,498

Total Current Liabilities	16,644,892	15,600,394

Loans payable - net of current portion	343,763	379,850

Total Liabilities	16,988,655	15,980,244

Commitments (Note 18)	-	-

Stockholders' Equity:
Preferred stock ($.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value; 300,000,000 shares authorized; 69,569,204 and 52,668,603 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively)	6,957	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	8,496,628	6,878,166
Statutory reserve	2,330,446	2,040,899
Retained earnings	12,906,816	12,866,842
Other comprehensive income	2,501,367	2,462,754

Total Stockholders' Equity	32,337,528	30,349,241

Total Liabilities and Stockholders' Equity	$49,326,183	$46,329,485

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$11,143,476	$8,376,388	$20,739,488	$48,649,659
Hotel	749,749	922,826	2,262,578	2,610,290
Real estate	227,917	362	386,898	382,552

Total Revenues	12,121,142	9,299,576	23,388,964	51,642,501

COST Of REVENUES
Construction	9,559,477	7,175,985	17,889,157	41,766,632
Hotel	478,135	472,956	1,486,994	1,394,491
Real estate	168,805	284	335,855	300,587

Total Cost of Revenues	10,206,417	7,649,225	19,712,006	43,461,710

GROSS PROFIT	1,914,725	1,650,351	3,676,958	8,180,791

OPERATING EXPENSES:
Hotel operating expenses	(26,052)	11,046	77,307	43,336
Bad debt (recovery) expenses	(109,535)	22,550	(215,090)	(171,351)
Salaries and employee benefits	290,845	278,047	683,280	579,895
Depreciation and amortization	198,081	206,670	583,202	644,927
Gain on sale of land use rights	(55)	-	(449,528)	-
Selling, general and administrative	113,126	64,434	365,689	358,913

Total Operating Expenses	466,410	582,747	1,044,860	1,455,720

INCOME FROM OPERATIONS	1,448,315	1,067,604	2,632,098	6,725,071

OTHER INCOME (EXPENSES):
Other income	-	3	-	2,381
Interest income	731,521	559	1,274,716	552,877
Interest expense	(394,667)	(889,529)	(2,711,743)	(2,225,755)

Total Other Income (Expenses)	336,854	(888,967)	(1,437,027)	(1,670,497)

INCOME BEFORE PROVISION FOR INCOME TAX	1,785,169	178,637	1,195,071	5,054,574

PROVISION FOR INCOME TAXES	550,772	266,717	865,550	1,767,459

NET INCOME (LOSS)	$1,234,397	$(88,080)	$329,521	$3,287,115

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,234,397	$(88,080)	$329,521	$3,287,115

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	4,753	29,935	38,613	93,659

COMPREHENSIVE INCOME (LOSS)	$1,239,150	$(58,145)	$368,134	$3,380,774

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.02	$(0.00)	$0.01	$0.06
Diluted	$0.02	$(0.00)	$0.00	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	68,093,431	52,668,603	61,242,192	52,612,486
Diluted	72,563,793	52,668,603	65,920,167	61,242,953

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329,521	$3,287,115
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	583,202	644,927
Stock-based compensation	232,500	-
Common stock issued for interest	28,039	-
Rent expense associated with prepaid land use rights	-	2,681
Bad debt recovery	(215,091)	(171,351)
Interest expense from amortization of debt discount	2,183,000	1,227,938
Amortization of debt issuance costs	-	115,110
Recognition of unearned gain	-	(51,784)
Gain on sale of land use right	(449,528)	-
Changes in assets and liabilities:
Accounts receivable	(2,844,223)	(4,247,794)
Note receivable	313,995	200,568
Inventories	(23,839)	13,059
Other receivables	1,182,265	46,206
Advance to suppliers	(123,167)	(2,040)
Costs and estimated earnings in excess of billings	(35,228)	174,040
Real estate held for sale	-	125,531
Construction in progress	(2,724,368)	(9,495,098)
Refundable performance deposit	-	146,058
Accounts payable and accrued expenses	(721,044)	3,853,631
Taxes payable	(876,846)	(1,736,158)
Advances from customers	2,601,870	118,887
Billings in excess of costs and estimated earnings	27,901	103,498
NET CASH USED IN OPERATING ACTIVITIES	(531,042)	(5,644,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of amounts due from related party	-	1,689,469
Proceeds from sale of land use right	2,193,710	-
Proceeds from return of deposit on prepaid land use rights	-	2,249,295
Purchase of property and equipment	(188,324)	(17,400)
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,005,387	3,921,364

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(1,353,666)	-
Proceeds from advances from related party	1,203,928	-
Proceeds from loan	-	146,058
Proceeds from sale of common stock	-	118,000
Repayment of convertible debt	(983,550)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,133,288)	264,058

EFFECT OF EXCHANGE RATE ON CASH	(1,002)	11,779

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	340,055	(1,447,775)

CASH & CASH EQUIVALENTS - beginning of period	112,134	1,637,986

CASH & CASH EQUIVALENTS - end of the period	$452,189	$190,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$869,718	$399,906
Income taxes	$1,391,109	$2,801,659

Non-cash investing and financing activities:
Common stock issued for compensation	$548,000	$-
Common stock issued for conversion of convertible debt	$789,784	$-
Common stock issued for accrued interest	$21,830	$-

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The accompanying unaudited condensed consolidated financial statements for Gold Horse International, Inc., its wholly owned subsidiaries, and its variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Gold Horse Nevada, Global Rise and IMTD, as well as the financial statements of the Jin Ma Companies.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Jin Ma Companies are considered variable interest entities (“VIE”), and the Company is the primary beneficiary.  The Company’s relationships with the Jin Ma Companies and their shareholders are governed by a series of contractual arrangements between Gold Horse Nevada, Global Rise, and each of the Jin Ma Companies, which are the operating companies of the Company in the PRC. Under PRC laws, each of IMTD, Jin Ma Construction, Jin Ma Real Estate and Jin Ma Hotel is an independent legal person and none of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On June 29, 2007, the Company entered into the following contractual arrangements with each of the Jin Ma Companies:

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The accounts of the Jin Ma Companies are consolidated in the accompanying financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities.   As a VIE, the Jin Ma Companies sales are included in the Company’s total revenues, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Jin Ma Companies net income. The Company does not have any non-controlling interests and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the Jin Ma Companies that require consolidation of the Company’s and the Jin Ma Companies financial statements.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  Significant estimates for the nine months ended March 31, 2010 and 2009 include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and the calculation of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings.

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses, and advances to suppliers approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

Concentrations of credit risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At March 31, 2010 and June 30, 2009, the Company’s cash and cash equivalents by geographic area were as follows:

	March 31, 2010		June 30, 2009
	(Unaudited)		(Audited)
Country:
United States	$2,650	0.6%	$39,956	35.6%
China	449,539	99.4%	72,178	64.4%
Total cash and cash equivalents	$452,189	100.0%	$112,134	100.0%

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2010 and June 30, 2009, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $867,747 and $1,002,621, respectively, on its total accounts receivable.

Other receivables amounts were primarily related to advances made to various vendors and other parties in the normal course of business and the allowance was established when those parties deemed to be unlikely to repay the amounts.   At March 31, 2010 and June 30, 2009, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $65,165 and $143,974, respectively. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account.  The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the nine months ended March 31, 2010 are as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total
Balance – June 30, 2009 (Audited)	$1,002,621	$143,974	$1,146,595
Reduction in allowance	(136,149)	(78,992)	(215,141)
Foreign currency translation adjustments	1,275	183	1,458

Balance – March 31, 2010 (Unaudited)	$867,747	$65,165	$932,912

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

Advances to suppliers

The Company advances to certain vendors for purchase of construction materials and services. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $324,021 and $200,570 at March 31, 2010 and June 30, 2009, respectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At March 31, 2010 and June 30, 2009, the Company did not have any real estate held for sale.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset.  Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment.  As of March 31, 2010 and June 30, 2009, construction in process amounted to $4,872,699 and $10,560,114, respectively.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the nine months ended March 31, 2010 and 2009.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China.  The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.  At March 31, 2010 and June 30, 2009, there were no significant book and tax basis differences. Pursuant to the PRC Income Tax Laws, the Company is subject to income tax at a statutory rate of 25%.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Advances from customers

Advances from customers at March 31, 2010 and June 30, 2009 of $2,848,995 and $246,191, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the advances as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per common share

Net income (loss) per common share is calculated in accordance with the ASC Topic 260.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible debt (using the if-converted method) and common stock warrants (using the treasury stock method). For the three months ended March 31, 2009, common stock equivalents were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.  In period where the Company has a net loss, all dilutive securities are excluded.

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income (loss) used for basic and diluted net income (loss) per common share	$1,234,397	$(88,080)	$329,521	$3,287,115
Weighted average common shares outstanding – basic	68,093,431	52,668,603	61,242,192	52,612,486
Effect of dilutive securities:
Unexercised warrants	373,705	-	581,318	2,284,537
Convertible debentures	4,096,657	-	4,096,657	6,345,930
Weighted average common shares outstanding – diluted	72,563,793	52,668,603	65,920,167	61,242,953
Net income (loss) per common share – basic	$0.02	$(0.00)	$0.01	$0.06
Net income (loss) per common share – diluted	$0.02	$(0.00)	$0.00	$0.05

The Company's aggregate common stock equivalents at March 31, 2010 and 2009 include the following:

	March 31, 2010	March 31, 2009
Warrants	7,847,790	6,853,604
Convertible debentures	4,096,657	6,345,930
Total	11,944,447	13,199,534

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In 2007 and 2008, entered into agreements to construct new dormitories as follows:

a)

In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum.  In November 2008, Jin Ma Real Estate completed the construction. In December 2008 and October 2009, Jin Ma Real Estate received the first and second payment of 4,800,000 RMB, respectively. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 61,691,138 RMB (approximately $9,000,000).   The deferred gain on the sale of the property was approximately $52,000 of which for the nine months ended March 31, 2010 and 2009, $914 and $859 was recognized pursuant to the installment method and is reflected in the accompanying statements of income.

b)

In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry College entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Inner Mongolia Chemistry College (“Chemistry College”) situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate leased the buildings to the Chemistry College for a period of 20 years. The annual lease payments are RMB 10.62 million (approximately $1.55 million) for 5 years (from fiscal 2010 to fiscal 2014), and the annual lease payment is RMB 5.42 million (approximately $0.79 million) for 15 years (from fiscal 2015 to fiscal 2029). As of March 31, 2010, Jin Ma Real Estate received a partial initial annual installment from Inner Mongolia Chemistry College of 6,559,548 RMB (approximately $960,000). Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 5.94% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 84,196,104 RMB (approximately $12 million).   The deferred gain on the sale of the property was approximately $3,900,000 of which for the nine months ended March 31, 2010, $71,989 was recognized pursuant to the installment method and is reflected in the accompanying statements of income.

In accordance with ASC Topic 360, the initial gains from the sales of the Vocational School and Chemistry College were deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (ASC Topic 360).  Therefore the gains are being recognized into income as payments are received using the installment method.  The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenues and cost of sales are recognized based on the apportionments, and the Company recognized imputed interest income on the accompanying consolidated statements of income as summarized below.

As of March 31, 2010, the remaining deferred gains for Vocational School and Chemistry College leases of $50,089 and $3,818,517, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. As of June 30, 2009, the remaining deferred gains for Vocational School and Chemistry College leases of $50,938 and $0, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method (See Note 2).

The deferred gains were recognized pursuant to the installment method and are reflected in the accompanying consolidated statements of income follows:

	For the nine months ended March 31, 2010	For the nine months ended March 31, 2009
Revenues	$386,936	$149,637
Cost of sales	314,033	148,784
Gross profit recognized	$72,903	$853

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Jin Ma Real Estate receives annual payments of principal and the related imputed interest from the Vocational School and Chemistry College. During the nine months ended March 31, 2010 and 2009, the Company allocated the payments received as follows:

	2010	2009
Amount applied to principal balance of note receivable	$386,898	$149,495
Interest income recognized on consolidated statement of income	1,274,406	550,920
Total payment received	$1,661,304	$700,415

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

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended March 31, 2010 and 2009 amounted to $(1,002) and $11,779, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2010 and June 30, 2009 were translated at 6.8361 RMB to $1.00 USD and at 6.8448 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the nine months ended March 31, 2010 and 2009 were 6.83773 RMB and 6.84659 RMB to $1.00 USD, respectively.  In accordance with ASC Topic 230, cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of March 31, 2010 and 2009. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Advertising

Advertising is expensed as incurred. Advertising expenses for the nine months ended March 31, 2010 and 2009 were not material.

Accumulated other comprehensive income

The Company follows ASC Topic 220 to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended March 31, 2010 and 2009 included net income and foreign currency translation adjustments.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the nine months ended March 31, 2010 and 2009, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment (Refer to Note 14).

Recent accounting pronouncements

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 is not expected to have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on previously reported financial position, results of operations or cash flows.

NOTE 2 – NOTE RECEIVABLE, NET

Note receivable, which was attributable to the leasing of the Vocational School and Chemistry College pursuant to a sales-type capital lease (see Note 1), is accounted for using the installment method of accounting as well as original note value.  In accordance with ASC Topic 360, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value (See Note 1). Management believes that the note receivable is fully collectable.  Therefore, no allowance for doubtful accounts is deemed to be required.  At March 31, 2010 and June 30, 2009, note receivable, net consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Note receivable – gross	$35,552,501	$17,531,557
Less: discount on note receivable	(14,748,645)	(8,668,385)
Less: deferred gain on sale	(3,868,606)	(50,938)
	16,935,250	8,812,234
Note receivable – current portion, net	(1,145,705)	(157,923)

Note receivable – long-term, net	$15,789,545	$8,654,311

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 3 – INVENTORIES

At March 31, 2010 and June 30, 2009, inventories consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Consumable goods	$51,718	$27,838

	$51,718	$27,838

NOTE 4 – PREPAID LAND USE RIGHTS FOR RESALE

As of March 31, 2010 and June 30, 2009, prepaid land use rights for resale were as follows:

	Lower of cost or market
	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Parcel A	$-	$1,625,708
Total	$-	$1,625,708

On August 15, 2009, an agreement has been entered whereby the Company sold parcel A for approximately $2.2 million (RMB 15 million).  The sale amount has been fully received by the Company by the end of October 2009.  For the nine months ended March 31, 2010, the Company recognized a gain from the sale of land use rights of $449,528 and the Company did not have any corresponding activity in the comparable period of 2009. The purchaser of parcel A does not have any rescission rights to the Company.

NOTE 5 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at March 31, 2010 and June 30, 2009 consisted of:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Costs incurred on uncompleted contracts	$35,493,044	$18,495,062
Estimated earnings	8,158,400	4,265,507
	43,651,444	22,760,569
Less: billings to date	(43,665,101)	(22,781,528)
	$(13,657)	$(20,959)

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Costs and estimated earnings in excess of billings	$51,796	$16,539
Billings in excess of costs and estimated earnings	(65,453)	(37,498)

	$(13,657)	$ (20,959)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 6 – PROPERTY AND EQUIPMENT

At March 31, 2010 and June 30, 2009, property and equipment consist of the following:

	Useful Life	March 31, 2010 (Unaudited)	June 30, 2009 (Audited)
Office equipment	5-8 Years	$577,496	$576,543
Machinery and equipment	5-15 Years	7,152,427	7,038,804
Vehicles	10 Years	478,126	418,977
Building and building improvements	20-40 Years	3,890,442	4,348,872
		12,098,491	12,383,196
Less: accumulated depreciation		(3,214,360)	(2,999,214)

		$8,884,131	$9,383,982

Depreciation of property and equipment is provided using the straight-line method. For the nine months ended March 31, 2010 and 2009, depreciation expense amounted to $583,202 and $644,927, respectively.

NOTE 7– DEPOSITS ON PREPAID LAND USE RIGHTS

For the development of a new commercial real estate projects, the Company must first obtain granted land use rights. Land use rights can be granted through bidding, auction and listing. The Company then will enter into a land use right grant contract with the relevant government authority. The Company made deposits with various governmental agencies to acquire a long-term interest’s to utilize certain land to construct real property for sale or development. In order to obtain the provincial government’s permission to build on top of the land, the Company will need to make additional payments to the respective governmental agency. Since the Company has not received the final land use rights contract or the license to build on these lands, the Company has reflected these deposits as “deposits on prepaid land use rights” on the accompanying balance sheets. Upon obtaining the land use contracts, the deposit on land use rights is to be transferred to construction in process. At March 31, 2010 and June 30, 2009, deposits on prepaid land use rights were as follows:

	2010	2009
Wusutu Village land	$2,418,456	$2,415,382
Less: current portion	-	-

Long-term deposits of prepaid land use rights	$2,418,456	$2,415,382

NOTE 8 – CONSTRUCTION IN PROGRESS

At March 31, 2010 and June 30, 2009, construction in progress represents prepaid land use right and buildings built specifically for the Inner Mongolia Chemistry College of $0 and $7,273,392, respectively, and the Procuratorate Housing Estates (located in Yuquan District, Hohhot city, Inner Mongolia) of $4,872,699 and $3,286,722, respectively.

NOTE 9 – ACCRUED EXPENSES

At March 31, 2010 and June 30, 2009, accrued expenses consist of the following:

	March 31, 2010 (Unaudited)	June 30, 2009 (Audited)
Accrued interest and penalties payable	$418,758	$809,078
Accrued payroll and employees benefit	82,086	363,843
Other	849	78,922
	$501,693	$1,251,843

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 10 – INCOME TAXES

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

The operations of the Company are in China and are governed by the Income Tax Law of the People's Republic of China and local income tax laws (the "PRC Income Tax Law"). The Company is subject to income tax at a rate of 25%.

At March 31, 2010 and June 30, 2009, taxes payable are as follows:

	March 31, 2010 (Unaudited)	June 30, 2009 (Audited)
Income taxes payable	$593,074	$1,117,244
Other taxes payable	210,091	560,840
Total	$803,165	$1,678,084

NOTE 11 – LOANS PAYABLE

Loans payable consisted of the following at March 31, 2010 and June 30, 2009:

	March 31, 2010 (Unaudited)	June 30, 2009 (Audited)
Loans from various credit unions, due on June 5, 2010 with variable annual interest adjustable every 12 months, at The People's Bank of China base loan rate + 75% of base loan rate (12.348% at March 31, 2010) and secured by the assets of Jin Ma Hotel.	$2,925,645	$2,921,927
Loans from various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured and repaid in January 2010.	-	1,033,777
Loans from various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured and repaid in January 2010.	-	113,955
Loans from various unrelated parties, due in August 2009 with annual interest of 14.4% and unsecured and repaid in September 2009.	-	146,096
Loans from various unrelated parties, due in January 2010 with annual interest of 18% and unsecured and repaid in January 2010.	-	58,439
Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured	36,571	36,524
Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	190,167	189,925
Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	36,571	36,524
Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	117,025	116,877
Loan from one unrelated individual, due in March 2010 with annual interest of 24% and unsecured. The loan was renewed until March 2011	146,282	146,096
Total loans payable	3,452,261	4,800,140
Less : current portion	(3,108,498)	(4,420,290)
Long term liability	$343,763	$379,850

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 11 – LOANS PAYABLE (continued)

For the nine months ended March 31, 2010 and 2009, interest expense related to these loans amounted to $460,852 and $488,705, respectively. At March 31, 2010, future maturities of long-term debt are as follows:

Period ended March 31:
2011 (current liability)	$3,108,498
2012	$36,571
2013	$307,192

NOTE 12 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes.  These advances are non interest bearing, unsecured and payable on demand.  At March 31, 2010 and June 30, 2009, due from related parties was due from the following:

Name	Relationship	March 31, 2010 (Unaudited)	June 30, 2009 (Audited)
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$-	$33,283

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes.  These advances are non interest bearing, unsecured and payable on demand.  At March 31, 2010 and June 30, 2009, due to related parties consisted of the following:

Name	Relationship	March 31, 2010 (Unaudited)	June 30, 2009 (Audited)
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$1,170,889	$-

NOTE 13 – CONVERTIBLE DEBT

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

Under the terms of the Securities Purchase Agreement, on the closing date which occurred on November 30, 2007, the Company issued $2,183,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 9,520,349 shares of the Company’s common stock. The Company paid Next Generation Equity Research, LLC (“Next”), a broker dealer and member of FINRA, a commission of $174,640 and issued Next common stock purchase warrants to purchase an aggregate of 507,674 shares of the Company’s common stock at $0.50 per share. Additionally, the Company reimbursed one of the investors $30,000 to defer its legal fees in connection with the financing. The Company used the balance of the proceeds for general working capital.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 13 – CONVERTIBLE DEBT (continued)

The debentures, aggregating $2,183,000, which prior to March 31, 2009 accrued interest at 10% per annum, were originally due on March 31, 2009.  The Company failed to repay the debentures on the due date.  During May 2009, the Company entered into negotiations with the debenture holders to restructure the payment terms and reached an understanding, subject to the execution of definitive documents, to extend the due date of the debentures and cure the default. On May 18, 2009, the Company and the debenture holders signed a Debenture and Warrant Amendment Agreement (the “Amendment Agreement”) and an Amended and Restated 14% Secured Convertible Debenture (the “Exchanged Debentures”).  The Jin Ma Companies, however, had been unable to consummate this restructure due to delays caused by China’s State Administration of Foreign Exchange (“SAFE”), the agency that the Jin Ma Companies must get approval from to wire the funds to the debenture holders. On June 30, 2009, the Company and the debenture holders executed an Amendment to the Amendment Agreement effectively consummating the Amendment Agreement and issuing the Exchanged Debentures thereby ceasing any written or non-written declarations of an event of default under its Securities Purchase Agreement and the related 10% secured convertible debentures and any process to foreclose upon the pledged shares in accordance with the terms of the pledge agreement executed in connection Securities Purchase Agreement.

The rights and obligations of the debenture holders and of the Company with respect to the Amended Agreement and Amended Exchanged Debentures and any securities underlying such securities were identical in all respects to the rights and obligations of the debenture holders and of the Company with respect to the debentures and the underlying shares issued and issuable pursuant to the original Securities Purchase Agreements executed on November 30, 2007, except for certain of the following amended terms:

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

•

The Company will pay interest to the debenture holders on the aggregate unconverted and then outstanding principal amount of the Exchanged Debenture at the rate of 14% per annum, payable on each amount then being converted), and on the Maturity Date (each such date, in cash or, as to 28.6% of the applicable interest amount on such Interest Payment Date only (i.e., 4% per annum), at the Company’s option, in shares of common stock at the Interest Conversion Rate provided, however, that payment in shares of common stock may only under certain condition as defined in the Exchanged Debenture.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 13 – CONVERTIBLE DEBT (continued)

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

a)      Initial convertible debt and related warrants dated November 30, 2007

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 13 – CONVERTIBLE DEBT (continued)

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

b)      Amended convertible debt and related warrants dated June 30, 2009

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 13 – CONVERTIBLE DEBT (continued)

In accordance with ASC Topic 470, the amended convertible notes were considered to have a BCF because the effective conversion price was less than the fair value of the Company’s common stock. This convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $1,302,947 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and was amortized over the 9-months amended note term.

Pursuant to the terms of the amended warrants, the Purchasers are entitled to purchase 9,520,349 shares of common stock of the Company at an amended exercise price of $0.10 per share. The amended warrants have a term of 5 years from the original issue date of November 30, 2007. These warrants were treated as a discount on the convertible notes and were valued at $880,053 and were amortized over the 9-month amended note term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC Topic 718 using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 1.2%; volatility of 328% and an expected term of four years.

The amortization of debt discounts for the nine months ended March 31, 2010 and 2009 was $2,183,000 and $1,227,937, respectively, which has been included in interest expense on the accompanying consolidated statement of operations.  The balance of the debt discount is $0 and $0, respectively, at March 31, 2010 and 2009.

During the period from July 1, 2009 to March 31, 2010, the Company issued 7,897,840 shares of its common stock in connection with the conversion of $789,784 of convertible debt and repaid using cash the principal amount of $983,550.

The convertible debenture liability is as follows at March 31, 2010 and June 30, 2009:

	March 31, 2010 (Unaudited)	June 30, 2009 (Audited)
Convertible debentures payable	$409,666	$2,183,000
Less: unamortized discount on debentures	-	(2,183,000)
Convertible debentures, net	$409,666	$-

As a material subsequent event, on May 14, 2010, the Company entered into a Debenture and Warrant Amendment Agreement with all remaining debenture holders providing for an additional adjustment in the conversion price of the Debentures and the exercise price of the Warrants, as well as providing for the current conversion of the all debenture principal amounts due, all interest payments dues, and the settlement of all accrued liquidated damages, certain limitations regarding the disposition of the Common Stock received upon conversion or exercise of the Debentures, and waiver of any existing defaults for the consideration granted by the Company to the Holders as outline in Note 20 – Subsequent Events.

NOTE 14 – STOCKHOLDERS’ EQUITY

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

During the period from July 1, 2009 to March 31, 2010, the Company issued 7,897,840 shares of its common stock in connection with the conversion of $789,784 of convertible debt.

On September 30, 2009 and October 13, 2009, the Company issued 409,149 shares of its common stock to various debenture holders to pay off outstanding accrued interest payable of $21,830 and for interest expense of $19,085. The shares were valued at $0.10 per share based on the fair value on the grant date. In connection with the issuance of these shares, the Company reduced interest payable by $21,830 and recorded interest expense of $19,085.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 14 – STOCKHOLDERS’ EQUITY (continued)

On January 5, 2010, the Company issued 1,642,857 shares of its common stock to its chief executive officer and its chief financial officer for services rendered by them.  The shares were valued at $0.07 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, the Company recorded stock-based compensation of $115,000.

On January 25, 2010, the Company issued 148,003 shares of its common stock to a debenture holder to pay off accrued interest of $8,954. The shares were valued at $0.0605 per share based on the fair value on the grant date. In connection with the issuance of these shares, the Company reduced interest payable of $8,954.

On January 25, 2010, the Company issued 747,752 shares of its common stock to three debenture holders upon the cashless exercise of 2,180,233 warrants.

On January 28, 2010, the Company entered into a 12-month consulting agreement and issued 3,000,000 shares of common stock to consultants for business development services. The shares were valued at $0.12 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, the Company recorded stock-based consulting expense of $60,000 and $300,000 in prepaid expenses to be amortized over the remaining contract period.

Warrants

Stock warrants activities for the nine months ended March 31, 2010 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at June 30, 2009 (Audited)	10,028,023	$0.10
Granted	-	-
Exercised	(2,180,233)	0.10
Forfeited	-	-
Balance at March 31, 2010 (Unaudited)	7,847,790	$0.10

Warrants exercisable at March 31, 2010	7,847,790	$0.10

The following table summarizes the Company's stock warrants outstanding at March 31, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$ 0.10	7,847,790	2.67 Years	$ 0.10	7,847,790	$ 0.10

NOTE 15 – SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the nine months ended March 31, 2010 and 2009, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 15 – SEGMENT INFORMATION (Continued)

Condensed information with respect to these reportable business segments for the three and nine months ended March 31, 2010 and 2009 is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
Revenues:
Construction	$11,143,476	$8,376,388	$20,739,488	$48,649,659
Real Estate	227,917	362	386,898	382,552
Hotel	749,749	922,826	2,262,578	2,610,290
	12,121,142	9,299,576	23,388,964	51,642,501
Depreciation:
Construction	112,996	120,731	340,986	378,297
Real Estate	10,776	12,853	30,827	38,417
Hotel	74,309	73,086	211,389	228,213
	198,081	206,670	583,202	644,927
Interest expense:
Construction	120,915	163,211	460,852	488,705
Other	273,752	726,318	2,250,891	1,737,050
	394,667	889,529	2,711,743	2,225,755
Net (loss) income:
Construction	988,505	624,714	1,778,111	4,496,749
Real Estate	515,785	(131,710)	840,585	162,085
Hotel	144,869	175,140	266,069	488,052
Other (a)	(414,762)	(756,224)	(2,555,244)	(1,859,771)
	$1,234,397	$(88,080)	$329,521	$3,287,115

	March 31, 2010	June 30, 2009
Identifiable long-lived tangible assets at March 31, 2010 and June 30, 2009:
Construction	$6,371,526	$6,819,609
Real Estate	354,849	353,825
Hotel	2,157,756	2,210,548
	$8,884,131	$9,383,982

(a)      The Company does not allocate its general and administrative expenses of its US activities to its reportable segments, because these activities are managed at a corporate level.

NOTE 16 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the nine months ended March 31, 2010 and 2009.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 16 – STATUTORY RESERVES (continued)

For the nine months ended March 31, 2010, statutory surplus reserve activity was as follows:

Statutory Surplus Reserve
Balance – June 30, 2009 (Audited)	$2,040,899
Addition to statutory reserves	289,547
Balance – March 31, 2010 (Unaudited)	$2,330,446

NOTE 17 – MAJOR CUSTOMERS AND VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the nine months ended March 31, 2010, four construction projects accounted for 89.2% of the Company’s total revenues. For the nine months ended March 31, 2009, four construction projects accounted for 90.2% of the Company’s total revenues. Major customers are summarized as follows:

Project Name	For the Nine Months Ended March 31, 2010%		For the Nine Months Ended March 31, 2009%
Riverbank Garden Community (Buildings 5 to 8 and Phase II)	-	0.0	10,671,091	20.7

Tian Fu Garden residential project (Phase I and II)	-	0.0	16,738,713	32.4

Ai Bo Garden residential apartment project	-	0.0	9,963,468	19.3

Lanyu Garden No. 3 residential apartment project	3,439,758	14.7	-	0.0

Fu Xing Bath Center project	3,054,935	13.1	9,220,766	17.9

Jianhe Garden residential project	8,310,519	35.5	-	0.0

Tuzuoqi (Chasuqi) Low-rent House project	6,051,725	25.9	-	0.0

At March 31, 2010, the Company had $12,860,694 of accounts receivable due from its major customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

GOLD HORSE INTERNATIONAL, INC.

CONSOLIDATED PARENT COMPANY BALANCE SHEETS

	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$2,650	$39,956
Prepaid expenses	300,000	-
Total Current Assets	302,650	39,956
Investments in subsidiaries at equity	31,837,645	28,914,268
Due from subsidiaries	849,638	2,042,142
Total Assets	$32,989,933	$30,996,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible debt, net	$409,666	$-
Accounts payable	14,068	221,825
Accrued expenses	228,671	425,300
Total Current Liabilities	652,405	647,125

Stockholders' equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 69,569,204 and 52,668,603 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively)	6,957	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	8,496,628	6,878,166
Statutory reserve	2,330,446	2,040,899
Retained earnings	12,906,816	12,866,842
Other comprehensive income	2,501,367	2,462,754
Total Stockholders' Equity	32,337,528	30,349,241
Total Liabilities and Stockholders' Equity	$32,989,933	$30,996,366

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 18 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED  PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Nine Months Ended March 31,
	2010	2010
	(Unaudited)	(Unaudited)
REVENUES	$-	$-
OPERATING EXPENSES:
Salaries and employee benefits	214,125	75,000
General and administrative	90,228	47,721
Total Operating Expenses	304,353	122,721
LOSS FROM OPERATIONS	(304,353)	(122,721)
OTHER EXPENSES:
Interest expense	(2,250,891)	(1,737,050)
Total Other Expenses	(2,250,891)	(1,737,050)
LOSS ATTRIBUTABLE TO PARENT ONLY	(2,555,244)	(1,859,771)
EQUITY INCOME EARNINGS OF SUBSIDIARIES	2,884,765	5,146,886
NET INCOME	$329,521	$3,287,115

GOLD HORSE INTERNATIONAL, INC.

CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329,521	$3,287,115
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(2,884,765)	(5,146,886)
Common stock issued for services	232,500	-
Common stock issued for interest	28,039	-
Interest expense from amortization of debt discount	2,183,000	1,227,938
Amortization of debt issuance costs	-	115,110
Changes in assets and liabilities:
Accounts payable	(9,654)	64,317
Accrued expenses	(124,901)	228,808
NET CASH USED IN OPERATING ACTIVITIES	(246,260)	(223,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from subsidiaries	1,192,504	86,970
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,192,504	86,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible debt	(983,550)	-
Proceeds from sale of common stock	-	118,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(983,550)	118,000
NET DECREASE IN CASH	(37,306)	(18,628)
CASH - beginning of period	39,956	19,826
CASH - end of period	$2,650	$1,198

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 19 – COMMITMENTS

The Company did not have significant capital and other commitments, or significant guarantees as of March 31, 2010.

NOTE 20 – SUBSEQUENT EVENT

On May 14, 2010, the Company entered into a further Debenture and Warrant Amendment Agreement (the “May 2010 Amendment Agreement”) with the remaining debenture holders which:

•	waived all existing defaults under the June 2009 Amendment and the debentures,

•	reduced the conversion price of the 14% secured convertible debentures and the exercise price of the warrants to $0.08 per share,

•

converted all remaining principal amount of $409,667, all accrued interest due under the 14% secured convertible debentures of $48,074 together with the penalties owed the debenture holders of $168,333 into 7,825,924 shares of our common stock, and

•

contained an agreement by the debenture holder that individually they would not sell any shares of our common stock acquired upon the conversion of the 14% debentures or the exercise of the warrants in an amount which was more than 7% of the daily trading volume of our common stock on any given day for a one year period.

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

Overview

Neither Gold Horse International nor its subsidiaries Gold Horse Nevada, Global Rise or IMTD are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. Pursuant to the requirements of ASC Topic 810, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this quarterly report, the assets and liabilities at March 31, 2010 and June 30, 2009 and the results of operations for the three and nine months ended March 31, 2010 and 2009 are those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary.  If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations.

For the nine months ended March 31, 2010, our overall net revenues decreased 54.7% from the nine months ended March 31, 2009 as summarized below:

	For the Nine Months Ended March 31, 2010	For the Nine Months Ended March 31, 2009	$ Change (Decrease)	% Change
NET REVENUES
Construction	$20,739,488	$48,649,659	$(27,910,171)	(57.4)%
Hotel	2,262,578	2,610,290	(347,712)	(13.3)%
Real estate	386,898	382,552	4,346	1.1%
Total Revenues	$23,388,964	51,642,501	$(28,253,537)	(54.7)%

At March 31, 2010, Jin Ma Construction had three construction projects in process as described below:

1) Jin Ma Construction began construction of the Fu Xing Committee Bath Center project in November 2008. This project contains one building with a construction area of 46,054 square meters. We expect to complete this project in the fourth quarter of fiscal 2010.  At March 31, 2010, the Fu Xing Bath Center Project is approximately 88.7% complete.

2) Jin Ma Construction began construction of the Jianhe Garden residential apartment in November 2009. This project contains ten buildings with a construction area of 113,584 square meters. We expect to complete this project in December 2010.  At March 31, 2010, the Jianhe Garden Project is approximately 27.8% complete and:

3) The Tuzuoqi (Chasuqi) Low-Rent Housing Project contains three buildings with a construction area of 53,000 square meters. Jin Ma Construction began construction in November 2009 and expects to complete the project in June 2010.   At March 31, 2010, the Tuzuoqi Low-Rent Housing Project is approximately 42.5% complete.

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

In addition to the three uncompleted projects discussed above, Jin Ma Construction is constructing buildings No. 1 to No. 4 and building No. 5 of the Procuratorate Housing Estates (Jian Guan) on behalf of Jin Ma Real Estate. When completed, Procuratorate Housing will comprise of five buildings containing 600 residential apartment units sitting on 60 acres. These projects are a joint effort with Jin Ma Construction, which will be serving as the general contractor for the construction of these projects. Procuratorate Housing is located in the Yu Quan District of Hohhot City and the project is being developed as in cooperation with the local government of the Yuan Quan district.

In May 2008, improvements to the land began and the construction on buildings No. 1 to No. 4 commenced in July 2009.  . As of March 31, 2010, the construction of buildings No. 1 to No. 4 was substantially completed and we are currently waiting on inspections to be completed. Additionally, we have not obtained the final land use rights certificate related to this construction project.  We expect to receive the final land use rights certificate by the end of June 2010.  As of March 31, 2010 and June 30, 2009, the Jin Ma Companies have incurred construction costs and costs to obtain land use rights of $4,872,699 and $3,286,722, respectively, which is reflected on the accompanying balance sheets as construction in process, and as of March 31, 2010, we had received advances from customers of approximately $2.8 million which is reflected in advances from customers on the accompanying balance sheets.  As of the date of this report, since Jin Ma Real Estate did not receive the final inspection for building No. 1 to No. 4 and has not received the final land use rights certificate from the local government of the Yuan Quan district for this project, we have not recognized any revenues or expenses related to this project.   Jin Ma Real Estate is working with the local government of the Yuan Quan district to finalize the land use right certificate issue and the inspections on this project. In December 2009, Jin Ma Construction began construction of building No. 5 of the Procuratorate Housing Estates which consists of a construction area of 5,825 square meters and is expected to be completed in August 2010.  Upon the receipt of the final land use rights certificate on buildings No. 1 to No. 4 and Building No. 5, we will reclassify all costs associated with these projects to real estate held for sale and we will sell units to individual homebuyers.

In July 2010, the Jin Ma Companies expect to begin the construction of the 38,000 square meter buildings No. 6 of the Procuratorate Housing Estates (the Jiari Residential Building).and other real estate projects such the 70,000 square meter Beiyuan Residential Building project due to  begin in fiscal 2011.  We plan on selling units to individual homebuyers.

As of the date of this report, except for the project discussed above, Jin Ma Construction has not entered into any new contracts to begin additional construction projects.  Although the Company is to bidding on several projects to perform construction services, there is no assurance that Jin Ma Construction will secure these contracts. Accordingly, we expect revenues from the Jin Ma Construction segment to be significantly less than in prior periods since we are have less jobs in process and revenues will increase to its prior levels at such time as Jin Ma Construction enters into and begins new construction projects

Critical Accounting Policies and Estimates

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

Prior to the time when the Jin Ma Companies financial statements were prepared in accordance with U.S. generally accepted accounting policies, the Jin Ma Companies did not record reserves for uncollectable accounts.  Following the Contractual Arrangements, in accordance with U.S. generally accepted accounting policies we initially estimated reserves based solely upon the age of the receivable as a historical basis by which the collectability could be reasonably estimated did not exist.  As a basis for accurately estimating the likelihood of collection has been established, the Jin Ma Companies consider a number of factors when determining reserves for uncollectable accounts.   We believe that we use a reasonably reliable methodology to estimate the collectability of the Jin Ma Companies accounts receivable and other receivables. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  We should become unable to reasonably estimate the collectability of our receivables, our results of operations could be negatively impacted.  At March 31, 2010 and June 30, 2009, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $867,747 and $1,002,621, respectively, on its total accounts receivable.

Other receivables amounts were primarily related to advances made to various vendor, subcontractors, and other parties in the normal course of business and the allowance was established when those parties deemed to be unlikely to repay the amounts. At March 31, 2010 and June 30, 2009, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $65,165 and $143,974, respectively.

Inventories

Inventories, consisting of construction materials and consumable goods related to our operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At March 31, 2010 and June 30, 2009, we did not have any real estate held for sale.

Advances from customers

Advances from customers at March 31, 2010 and June 30, 2009 of $2,848,995 and $246,191, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Construction in process

Properties currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale.  Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment.  As of March 31, 2010 and June 30, 2009, construction in process amounted to $4,872,699 and $10,560,114, respectively.

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

In 2007 and 2008, entered into agreements to construct new dormitories as follows:

a)

In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum.  In November 2008, Jin Ma Real Estate completed the construction. In December 2008 and October 2009, Jin Ma Real Estate received the first and second payment of 4,800,000 RMB, respectively. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 61,691,138 RMB (approximately $9,000,000).   The deferred gain on the sale of the property was approximately $52,000 of which for the nine months ended March 31, 2010 and 2009, $914 and $859 was recognized pursuant to the installment method and is reflected in the accompanying statements of income.

b)

In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry College entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Inner Mongolia Chemistry College (“Chemistry College”) situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate leased the buildings to the Chemistry College for a period of 20 years. The annual lease payments are RMB 10.62 million (approximately $1.55 million) for 5 years (from fiscal 2010 to fiscal 2014), and the annual lease payment is RMB 5.42 million (approximately $0.79 million) for 15 years (from fiscal 2015 to fiscal 2029). As of March 31, 2010, Jin Ma Real Estate received a partial initial annual installment from Inner Mongolia Chemistry College of 6,559,548 RMB (approximately $960,000). Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 5.94% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 84,196,104 RMB (approximately $12 million).   The deferred gain on the sale of the property was approximately $3,900,000 of which for the nine months ended March 31, 2010, $71,989 was recognized pursuant to the installment method and is reflected in the accompanying statements of income.

In accordance with ASC Topic 360, the initial gains from the sales of the Vocational School and Chemistry College were deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (ASC Topic 360).  Therefore the gains are being recognized into income as payments are received using the installment method.  The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenues and cost of sales are recognized based on the apportionments, and the Company recognized imputed interest income on the accompanying consolidated statements of income as summarized below.

As of March 31, 2010, the remaining deferred gains for Vocational School and Chemistry College leases of $50,089 and $3,818,517, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. As of June 30, 2009, the remaining deferred gains for Vocational School and Chemistry College leases of $50,938 and $0, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method (See Note 2).

The deferred gains were recognized pursuant to the installment method and are reflected in the accompanying consolidated statements of income follows:

	For the nine months ended March 31, 2010	For the nine months ended March 31, 2009
Revenues	$386,936	$149,637
Cost of sales	314,033	148,784
Gross profit recognized	$72,903	$853

Jin Ma Real Estate receives annual payments of principal and the related imputed interest from the Vocational School and Chemistry College. During the nine months ended March 31, 2010 and 2009, the Company allocated the payments received as follows:

	2010	2009
Amount applied to principal balance of note receivable	$386,898	$149,495
Interest income recognized on consolidated statement of income	1,274,406	550,920
Total payment received	$1,661,304	$700,415

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2010 and June 30, 2009 were translated at 6.8361 RMB to $1.00 and at 6.8448 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended March 31, 2010 and 2009 were 6.83773 RMB and 6.84654 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Warranty policy

In accordance with ASC Topic 450, the Company estimates its liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by its construction defect and expected material and labor costs to provide warranty replacement products.  The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, there possible clams made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the nine months ended March 31, 2010 and 2009 were immaterial.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 is not expected to have a material impact on our results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this ASU on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended March 31, 2010 and Nine Months Ended March 31, 2009.

	For the Nine Months Ended March 31,
	2010	% of Total Revenues		2009	% of Total Revenues
NET REVENUES
Construction	$20,739,488	88.6		$48,649,659	94.2
Hotel	2,262,578	9.7		2,610,290	5.1
Real estate	386,898	1.7		382,552	0.7
Total Revenues	23,388,964	100.0		51,642,501	100.0

COST OF SALES
Construction	17,889,157	86.3	*	41,766,632	85.9	*
Hotel	1,486,994	65.7	*	1,394,491	53.4	*
Real estate	335,855	86.8	*	300,587	78.6	*
Total Cost of Sales	19,712,006	84.3		43,461,710	84.2

GROSS PROFIT
Construction	2,850,331	13.7	*	6,883,027	14.1	*
Hotel	775,584	34.3	*	1,215,799	46.6	*
Real estate	51,043	13.2	*	81,965	21.4	*
Total Gross Profit	$3,676,958	15.7		$8,180,791	15.8

*     Represents percentage of respective segments total revenues

Net Revenues. For the nine months ended March 31, 2010, our overall net revenues decreased 54.7% from the nine months ended March 31, 2009. The decrease in revenues was mainly due to decreased activity in our construction operations caused by a softening of the real estate market in Hohhot, as discussed elsewhere.  Additionally, during fiscal 2009 and 2010, we used substantial working capital to construct two projects which have been leased back to schools over 20-26 years.  Since we had lower working capital to fund new projects and bank borrowing opportunities were not available, our pipeline of projects decreased,

Revenues by project are summarized as follows:

Project Name	For the Nine Months Ended March 31, 2010	% (*)	For the Nine Months Ended March 31, 2009	% (*)
Riverbank Garden Community (Buildings 5 to 8 and Phase II)	$-	-	$10,671,091	21.9
Tian Fu Garden residential project (Phase I and II)	-	-	16,738,713	34.4
Ai Bo Garden residential apartment project (Phase I and II)	(117,449)	(0.6)	9,963,468	20.5
Lanyu Garden project	3,439,758	16.6	2,055,621	4.2
Fu Xing Committee Bath Center project	3,054,935	14.7	9,220,766	19.0
Jianhe Garden residential project	8,310,519	40.1	-	-
Tuzuoqi (Chasuqi) Low-rent House project	6,051,725	29.2	-	-

Total construction segment revenues	$20,739,488	100.0	$48,649,659	100.0

*     Represents percentage of construction segment revenues.

At March 31, 2010, the percentage completed for each respective job is as follows:

% Complete
Ai Bo Garden residential apartment project (Phase I and Phase II)	100.0%
Lanyu Garden Number 3 residential building	100.0%
Fu Xing Committee Bath Center	88.7%
Jianhe Garden residential project	27.8%
Tuzuoqi (Chasuqi) Low-rent House project	42.5%

As of the date of this report, except for the project discussed above, Jin Ma Construction has not entered into any new contracts to begin additional construction projects.  Although the Company is to bidding on several projects to perform construction services, there is no assurance that Jin Ma Construction will secure these contracts. Accordingly, we expect revenues from the Jin Ma Construction segment to be significantly less than in prior periods since we are have less jobs in process and revenues will increase to its prior levels at such time as Jin Ma Construction enters into and begins new construction projects

Revenues for our hotel operations decreased approximately 13.3% for the nine months ended March 31, 2010 from the nine months ended March 31, 2009 primarily due to decreased sales at the hotels banquet and catering facility. While China economy has been warming up since the first quarter of fiscal 2010, we have seen a decrease in visitors to our banquet facility. We attribute this decrease to an increase in competition as more restaurants open in the area. We are refocusing our marketing efforts to increase traffic to the hotel to target new tour groups and local traffic to the banquet facilities.

Revenues for our real estate development operation increased approximately 1.1% for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. The slight increase was primarily attributable to the recording of revenues of approximately $228,000 on the installment method from the collection of an annual payment for the Chemistry College in the 2010 period as compared to $0 in the 2009 period. This increase was offset by a decrease of approximately $232,000 from the sale of real estate units held for sale in the 2009 period .We did not have real estate units held for sale in the 2010 period.

Cost of Revenues. Overall, cost of revenues decreased from approximately 84.2% of net revenues for the nine months ended March 31, 2009 to approximately 84.3% of net revenues for the nine months ended March 31, 2010. Cost of revenues as a percentage of net revenues from our construction operation for the nine months ended March 31, 2010 increased to approximately 86.3% from approximately 85.9 % for nine months ended March 31, 2009. The slight increase was mainly attributable to the slight increase in construction materials and labor costs.  Cost of revenues as a percentage of net revenues for our hotel operation for the nine months ended March 31, 2010 increased to approximately 65.7% from approximately 53.4% for the nine months ended March 31, 2009. The increase in cost of sales as a percentage of net revenues from our hotel operation for the nine months ended March 31, 2010 period was primarily attributable to the increase in food costs. Beginning in fiscal 2010, Jin Ma Hotel increased the quantity of each dish without a proportionate increase in the sales price in order to give an incentive to its customers and prevent significant decreases in its sales revenues. We expect the cost of revenues as a percentage of net revenues for our hotel operation will remain in its current level in the rest of fiscal 2010. Cost of revenues for our real estate development operation as a percentage of net revenues for the nine months ended March 31, 2010 increased to approximately 86.8% from approximately 78.6% for the nine months ended March 31, 2009. In the 2010 period, 100% of cost of sales attributable to our real estate development segment was attributable to the Vocational School and Chemistry College and was recognized on the installment method which apportions each cash receipt and principal payment by the buyer between cost recovered and profit.  In the 2009 period, 39% of cost of sales for our real estate development operation related to the Vocational School and 61% was attributable to the cost of our remaining units of  real estate held for sale. The different revenue mix in the 2009 period had an effect of lowering cost of sales as a percentage of revenues as compared to the 2010 period.

Gross Profit. Gross profit decreased from approximately 15.8% of overall net revenues for the nine months ended March 31, 2009 to approximately 15.7% of overall net revenues for the nine months ended March 31, 2010.

Operating Expenses. For the nine months ended March 31, 2010, overall operating expenses decreased approximately 28.2% from the nine months ended March 31, 2009. This decrease was mainly due to a one-time gain from the sale of land use rights as discussed below and an increase in a gain from bad debt recovery related to the collection of accounts receivable which had previously been written off and a decrease in depreciation and amortization and offset by an increase in hotel operating expenses consisting of related to the purchase of low costs items such as plates and glasses, and an increase in salaries and employee benefits. We expect our operation expenses will maintain at its current level with minimal increases during the rest of fiscal 2010.

Hotel Operating Expenses. Hotel operating expense, represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Hotel operating expenses increased approximately 78.4% for the nine months ended March 31, 2010 from the nine months ended March 31, 2009. Hotel operating expenses were approximately 3.4% of hotel revenues for the nine months ended March 31, 2010 as compared to approximately 1.7% for the nine months ended March 31, 2009. The increase in hotel operating expenses for the nine months ended March 31, 2010 period is primarily attributable to an increase in expenditures related to the purchase of low cost items such as plates, glasses and napkins which were expensed in the 2010 period.

Bad Debt (Recovery) Expenses. For the nine months ended March 31, 2010, bad debt recovery income amounted to $215,090 as compared to bad debt recovery income of $171,351 for the nine months ended March 31, 2009, an increase of approximately 25.5% and relates to the collection of old receivable balances previously written off. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables. We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Salaries and Employee Benefits. For the nine months ended March 31, 2010, salaries and employee benefits amounted to $683,280 as compared to $579,895 for the nine months ended March 31, 2009, an increase of approximately 17.8% and primarily related to an increase in salary for our chief executive officer which was offset by a slight decrease in employee benefits. For the nine months ended March 31, 2010 and 2009, we paid or accrued salary to our chief executive office of $135,000 and $0, respectively.

Depreciation and Amortization. For the nine months ended March 31, 2010, depreciation and amortization decreased approximately 9.6% as compared to the same period of 2009. This decrease was primarily due to the disposal of construction equipment in fiscal 2009, which primarily included cranes and other heavy equipment.

Gain on disposal of land use right. For the nine months ended March 31, 2010, gain on disposal of land use rights and certain property and equipment was $449,528 as described in greater detail in Note 4 to the financial statements included elsewhere in this report. We did not generate any comparable income for the nine months ended March 31, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of selling, office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. Selling, general and administrative expenses increased approximately 1.9% for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. The slight increase was primarily attributable to an increase in professional fees paid for business development and planning .

Total Other Income (Expenses). Total other expenses decreased approximately 14.0% for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2010. The decrease is primarily attributable to an increase in interest income attributable the collection of annual payments on the Vocation School and Chemistry College. The increase in interest income was offset by an increase in interest expense related to the amortization of non-cash debt discount offset by a decrease in interest expense incurred on our amended and restated 14% convertible secured debenture which was partially paid off during the 2010 period. In connection with the amendment of the Securities Purchase Agreements and related agreements on June 30, 2009, we recorded a discount on the convertible notes of $2,183,000 which we amortized over a nine-month period from July 1, 2009 to March 31, 2010.

Provision for Income Taxes. Total provision for income taxes decreased approximately 51.0% for the nine months ended March 31, 2010 (72.4% of income before income taxes) from the nine months ended March 31, 2009 (35.0% of income before income taxes).. The decrease in the provision for income taxes was attributable to a decrease in income before income taxes related to our Chinese operating entities. The increase in the provision for incomes as a percentage of income before income taxes was attributable to the effect of our U.S.net losses on our overall effective tax rate. .

Net Income. Net income decreased approximately 90.0% in the nine months ended March 31, 2010 from the nine months ended March 31, 2009. The decrease for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 was due primarily to a decrease in revenue and related gross profits and the increase in interest expense offset by an increase in interest income, a decrease in operating expenses and income taxes. This translates to basic earnings per common share of $0.01 and $0.06, and diluted earnings per common share of $0.00 and $0.05, for the nine months ended March 31, 2010 and 2009, respectively.

Comprehensive Income. For the nine months ended March 31, 2010, we reported unrealized gain on foreign currency translation of $38,613 as compared to $93,659 for the nine months ended March 31, 2009 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the Chinese Renminbi.  The accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of operations and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $368,134 for the nine months ended March 31, 2010 as compared to comprehensive income of $3,380,774 for the nine months ended March 31, 2009.

Comparison of three months Ended March 31, 2010 and 2009

	For the Three Months Ended March 31,
	2010	% of Total Revenues		2009	% of Total Revenues
NET REVENUES
Construction	$11,143,476	91.9		$8,376,388	90.1
Hotel	749,749	6.2		922,826	9.9
Real estate	227,917	1.9		362	0.0
Total Revenues	12,121,142	100.0		9,299,576	100.0

COST OF SALES
Construction	9,559,477	85.8	*	7,175,985	85.7	*
Hotel	478,135	63.8	*	472,956	51.3	*
Real estate	168,805	74.1	*	284	78,5	*
Total Cost of Sales	10,206,417	84.2		7,649,225	82.3

GROSS PROFIT
Construction	1,583,999	14.2	*	1,200,403	14.3	*
Hotel	271,614	36.2	*	449,870	48.7	*
Real estate	59,112	25.9	*	78	21.5	*
Total Gross Profit	$1,914,725	15.8		$1,650,351	17.7

*     Represents percentage of respective segments total revenues

Net Revenues. For the three months ended March 31, 2010, our overall net revenues increased 30.3% from the three months ended March 31, 2009. The increase in revenues for the three months ended March 31, 2010 as compared the three months ended March 31, 2009 was mainly due to increased activity in construction operations which are summarized as follows:

	For the Three Months Ended March 31, 2010%		For the Three Months Ended March 31, 2009%
Riverbank Garden Community (Buildings 5 to 8 and Phase II)	$-	-	$10,090	0.1
Tian Fu Garden residential project (Phase I and II)	-	-	15,828	0.2
Fu Xing Bath Center	375	0.0	5,536,451	66.1
Lanyu Garden Number 3 residential building	423	0.0	1,132,988	13.5
Ai Bo Garden residential apartment project	(14)	(0.0)	1,681,031	20.1
Jianhe Garden residential project	5,977,284	53.6	-	-
Tuzuoqi Low-rent House project	5,165,408	46.4	-	-
Total construction segment revenues	$11,143,476	100%	$8,376,388	100.0

*     Represents percentage of construction segment revenues.

Cost of Revenues.  Our overall cost of revenues as a percentage of our overall net revenues increased from approximately 82.3% of net revenues for the three months ended March 31, 2009, to approximately 84.2% of net revenues for the three months ended March 31, 2010. Cost of revenues as a percentage of net revenues for Jin Ma Construction for the three months ended March 31, 2010 increased to approximately 85.8% from approximately 85.7% for the three months ended March 31, 2009. The slight increase was primarily due to the rising in construction materials and labor costs. Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operations for the three months ended March 31, 2010 increased to approximately 63.8% from approximately 51.3% for the three months ended March 31, 2009. As described earlier in this section, this increase in cost of revenues was primarily attributable to the increase in food costs. Cost of revenues as a percentage of net revenues for Jin Ma Real Estate development operations for the three months ended March 31, 2010 decreased to approximately 74.1% from approximately 78.5% for the three months ended March 31, 2009. Jin Ma Real Estate’s revenues and costs of sales for the three months ended March 31, 2009 were immaterial. For the three months ended March 31, 2010, revenues and costs of sales for Jin Ma Real Estate relate to the recognition of revenues and costs of sales using the installment method for the Chemistry College.

Gross Profit. Gross profit increased approximately 16.0% from $1,650,351 (17.7% of overall net revenues for the three months ended March 31, 2009 to $1,914,725 (15.8% of overall net revenues) for the three months ended March 31, 2010.

Operating Expenses. For the three months ended March 31, 2010, overall operating expenses decreased approximately 20.0% from the three months ended March 31, 2009. This decrease was mainly due to an increase in a gain from bad debt recovery related to the collection of accounts receivable which had previously been written off and a decrease in depreciation and amortization offset by an increase in salaries and employee benefits and an increase in selling, general and administrative expenses as discussed below:

Hotel Operating Expenses. Hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses, except for food and beverage costs which have been included in cost of revenues.  For the three months ended March 31, 29010, hotel expenses amount to $(26,052) compared to $11,046 for the three months ended March 31, 2009, a decrease of $37, 098 or 335.9%.  The decrease was attributable to the capitalization of low cost items such as chairs, tables and other items aggregating approximately $78,000 in the current quarter that were previously expensed in the prior quarter and reclassified to property and equipment during the current quarter. This decrease in hotel expenses was offset by an increase in the expensing in the 2010 period such as utensils, napkins, and chair covers of $41,000.  Hotel operating expenses were (3.5)% of hotel revenues for the three months ended March 31, 2010 as compared to 1.2% for the three months ended March 31, 2009.

Bad Debt (Recovery) Expenses. For the three months ended March 31, 2010, bad debt recovery income amounted to $109,535 as compared to bad debt expenses of $22,550 for the three months ended March 31, 2009, an increase of approximately 585.7% and related to the collection of receivables previously written off.  We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts and other receivables.  We periodically review our accounts receivable and other receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Salaries and Employee Benefits.  For the three months ended March 31, 2010, salaries and employee benefits amounted to $290,845 as compared to $278,047 for the three months ended March 31, 2009, an increase of approximately 4.6% and primarily related to an increase in salary for our chief executive officer offset by a decrease in salaries and employee benefits. For the three months ended March 31, 2010 and 2009, we paid or accrued salary to our chief executive office of $45,000 and $0, respectively.

Depreciation and Amortization.  For the three months ended March 31, 2010, depreciation and amortization decreased approximately 4.2% for the three months ended March 31, 2010 as compared to the same period 2009. This decrease was primarily due to the disposal of construction equipment in fiscal 2009, which primarily included cranes and other heavy equipment.

Gain on disposal of land use right. For the three months ended March 31, 2010, gain on disposal of land use rights and certain property and equipment was $55 which is attributable to the exchange rate fluctuation.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist of selling, office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees.  Selling, general and administrative expenses increased by $48,692 or approximately 75.6% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily attributable to our hotel segment and consisted of increased expenditure for maintenance.

Total Other Income (Expenses).  Total other income increased approximately 137.9% for the three months ended March 31, 2010 from total other expenses for the three months ended March 31, 2009. The increase is primarily attributable to an increase in interest income related to the receipt of the first annual installment from Chemistry College of approximately $731,000 and a decrease in interest expense related to the amortization of non-cash debt discount and the partial repayment of convertible debt and loans. In connection with the amendment of the Securities Purchase Agreements and related agreements, we recorded a discount on the convertible notes which we must amortize over a 9-month period from July 1, 2009 to March 31, 2010.

Provision for Income Taxes.  Total provision for income taxes increased approximately 106.5% for the three months ended March 31, 2010 from the three months ended March 31, 2009. The increase is attributable to an increase in income before income taxes from our Chinese operations.

Net Income (Loss). Net income increased approximately 1,501.4% from a net loss of $88,080 for the three months ended March 31, 2009 to net income of $1,234,397 for the three months ended March 31, 2010. The increase for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due primarily to an increase in revenue and related gross profits, an increase in interest income, a decrease in interest expenses and a decrease in operating expenses offset by an increase in income taxes. This translates to basic earnings per common share of $0.02 and $(0.00), and diluted earnings per common share of $0.02 and $(0.00), for the three months ended March 31, 2010 and 2009, respectively.

Comprehensive Income (Loss).  For the three months ended March 31, 2010 we reported unrealized gain on foreign currency translation of $4,753 as compared to $29,935 for the three months ended March 31, 2009 which reflects the effect of the declining value of the U.S. dollar.  These gains are non-cash items.  As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the Chinese Renminbi. The accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our financial statements.  As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $1,239,150 for the three months ended March 31, 2010 as compared to a comprehensive loss of $58,145 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

At March 31, 2010, we had a cash balance of $452,189, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

Our working capital increased $2,587,135 to $5,589,159 at March 31, 2010 from $3,002,024 at June 30, 2009. This increase in working capital is primarily attributable to:

•	An increase in cash and cash equivalents of $340,055,
•	An increase in accounts receivable, net of allowance for doubtful accounts, of $2,996,252 attributable to an increase revenues from our construction segment,
•

An increase in note receivable on sales type lease, current portion, of $987,782 attributable to the effect of recording a note receivable – current portion in connection with the completion of the Chemistry College during the 2010 period,

•	An increase in advances to suppliers of $123,451,
•	An increase in prepaid expenses of $300,000 attributable to the prepayment of business development and planning services,
•	An increase in construction in progress, current portion, of $1,585,977 attributable to the continuing construction of various real estate projects.,
•	A decrease in loans payable, current portion, of $1,311,792 attributable to the repayment of the loan balances,
•	A decrease in accounts payable of $229,955,
•	A decrease in accrued expenses of $750,150 primarily attributable to the payment of accrued interest on loans,
•	A decrease in taxes payable of $874,919 attributable to a decrease in taxable income.

Offset by:

•	A decrease in other receivable, net of allowance for doubtful accounts, of $1,102,030 attributable to the collection of the related balances.,
•	A decrease in prepaid land use rights for resale of $1,625,708 attributable to the sale of the underlying land use rights,
•	An increase in convertible debt, net of debt discount, current portion, of $409,666,
•

An increase in due to related parties of $1,170,889 attributable in an increase in funds advanced by related party for working capital purposes and to fund our operations and repay our debt obligations

•

An increase in advances from customers of $2,602,804 attributable to the receipt of advances from customers for units  in buildings No. 1 to No. 4 and building No. 5 of the Procuratorate Housing Estates

Our balance sheet at March 31, 2010, reflects loans payable to third parties of $3,452,261 due through September 2012 which were working capital loans made to us by these third parties. These loans bear annual interest rates ranging from 12.348% to 24% and are due between June 2010 and September 2012. Of this amount, approximately $2,900,000 is due on June 5, 2010 and is secured by the assets of the Jin Ma Hotel and the remaining balances are unsecured. We are in discussion with the lenders of this loan and we expect to refinance this loan for an additional one year period at similar terms.   As discussed elsewhere in this report, at March 31, 2010, we had 14% convertible debt of approximately $410,000 due on March 31, 2010. Additionally, we owe accrued interest of $43,045 on this debt and owe liquidated penalties of $168,333. In May 2010 all amounts due under the 14% convertible debt, including interest and penalties, was converted into shares of our common stock in full satisfaction of these obligations.

We estimate that the Jin Ma Companies will have sufficient cash flow from operation to satisfy its working capital needs and to fund our operations for the next 12 months from the collection of our outstanding accounts receivable.  However, any delay in the collection of our receivables would have an adverse effect on our ability to fund our working capital requirements.

At March 31, 2010, we have advances to suppliers of approximately $324,000 as compared to approximately $201,000 at June 30, 2009, an increase of approximately $123,000. The increase was primarily attributed to the prepayments we made to our suppliers for the Procuratorate residential project.

At March 31, 2010, we have advances from customers of approximately $2,849,000 as compared to approximately $246,000 at June 30, 2009, an increase of approximately $ 2,603,000. The increase was primarily attributed to deposits received from employees of the Procuratorate Housing government committee as a deposit towards future purchases of the building and specific units of the Procuratorate housing project.

During the nine months ended March 31, 2010, companies related through common ownership advanced funds of approximately $1,354,000 to the Company for working capital purposes. These advances are non interest bearing, unsecured and payable on demand.  We used these funds to repay outstanding convertible debt obligations of approximately $984,000 and for general working capital purposes. Operating Activities

Net cash flow used in operating activities was $531,042 for the nine months ended March 31, 2010 as compared to net cash used in operating activities of $5,644,976 for the nine months ended March 31, 2009, a decrease of $5,113,934. For the nine months ended March 31, 2010, net cash flow used in operating activities was primarily due to changes in operating assets and liabilities consisting of an increase in accounts receivable of $2,844,223, an increase in advance to suppliers of $123,167, an increase in construction in progress of $2,724,368, a decrease in accounts payable and accrued expenses of $721,044, a decrease in taxes payable of $876,846 and the effect of non-cash items such as bad debt recovery of $215,091 and a gain on disposal of land use right of $449,528 offset by cash provided by operating activities from net income of $329,521, the add back of non-cash items such as depreciation of $583,202, stock-based compensation of $232,500, interest expense from amortization of debt discount of $2,183,000 and a decrease in note receivable of $313,995, and changes in operating assets and liabilities consisting of a decrease in other receivables of $1,182,265 and an increase in advances from customers of $2,601,870.

Net cash flow used in operating activities was $5,644,976 for the nine months ended March 31, 2009. This was primarily due to changes in operating assets and liabilities consisting of an increase in accounts receivable of $4,247,794, an increase in construction in progress of $9,495,098, and a decrease in taxes payable of $1,736,158 offset by net income of $3,287,115, the add back of non-cash items such as interest expense from amortization of debt discount of $1,227,938 and depreciation expense of $644,927, and changes in operating assets and liabilities consisting of a decrease of $174,040 in costs and estimated earnings in excess of billings, a decrease of note receivable of $200,568, and an increase of $3,853,631 in accounts payable and accrued expenses.

Investing Activities

Net cash flow provided by investing activities was $2,005,387 for the nine months ended March 31, 2010 as compared to net cash provided by investing activities of $3,921,364 for the nine months ended March 31, 2009. For the nine months ended March 31, 2010, cash provided by investing activities consisted of proceeds from sale of land use right of $2,193,710 offset by $188,324 cash used for purchase of property and equipment. For the nine months ended March 31, 2009, cash provided by investing activities consisted of cash provided by repayment of amounts due from related party of $1,689,469 and cash received from the return of deposit on prepaid land use rights of $2,249,295 offset by $17,400 cash used for purchase of property and equipment.

Financing Activities

Net cash flow used in financing activities was $1,133,288 for the nine months ended March 31, 2010 which was attributable to repayment of loan payable of $1,353,666 and repayment of convertible debt of $983,550 offset by proceeds from advances from related party of $1,203,928. Net cash flow provided by financing activities was $264,058 for the nine months ended March 31, 2009 which was attributable to proceeds from sale of common stock of $118,000 and proceeds from loans of $146,058.

Other than our existing cash, we presently have no other alternative source of working capital. We have no operations other than the Contractual Arrangements with the Jin Ma Companies and, accordingly, we are dependent upon the quarterly service fees due us or for the receipt of funds from the Jin Ma Companies from the repayment of previous advances we made to them to pay our operating expenses. To date, no quarterly service fees have been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At March 31, 2010 we were owed approximately $17.2 million in service fees, which such amount remains outstanding as of the date of this report. During the nine months ended  March 31, 2010, the Jin Ma Companies repaid us approximately $1,192,500 of funds that we previously advanced . We used these funds to repay our outstanding convertible debt and for working capital  purposes.

We currently have no material commitments for capital expenditures. Other than working capital and loans, the Jin Ma Companies presently have no other alternative source of working capital. We have been advised by the Jin Ma Companies that they have sufficient cash flow from operations to satisfy its working capital needs and to provide funds us for working capital purposes for the next 12 months.  However, any delay in the collection of its receivables would have an adverse effect on its ability to repay our debt obligation and fund our working capital requirements.

We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies during the nine months ended March 31, 2010 related to the repayment of funds that we previously advanced to them of approximately $1,192,500 to fund our operation and to repay our debt obligations, if the quarterly service fees due us under the Contractual Arrangement or the repayment of funds previously advanced to them are not paid to us on a timely basis, it is possible that we will not have sufficient funds to satisfy our obligations as they become due and pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

In the past, Jin Ma Real Estate guaranteed a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For the nine months ended March 31, 2010 and 2009, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

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

The following tables summarize our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Other Indebtedness *	$3,452,261	$3,108,498	$343,763	$--	$--
Convertible debt	409,666	409,666	--	--	--
Accrued default penalties on convertible debt	168,333	168,333
Interest payments on convertible debt	43,045	43,045	--	--	--
Total Contractual Obligations:	$4,073,305	$3,729,542	$343,763	$--	$-

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Yang and Wasserman concluded that because of the continuing material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2010.

We have a number of significant weaknesses in internal control over financial reporting, including (i) the lack of U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee, and (iv) a lack of segregation of duties within accounting functions.  In order to correct the foregoing deficiencies, we have taken the following remediation measures: (i) We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of March 31, 2010. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals, (ii) We have started searching for an independent director qualified to serve on an audit committee to be established by our Board of Directors and we anticipate that our Board of Directors will also establish a compensation committee to be headed by one of an independent director.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2010, in connection with the Debenture and Warrant Amendment Agreement (the “May 2010 Amendment Agreement”) with the remaining debenture holders, the remaining debenture holders converted all remaining principal amount of $409,667, all accrued interest due under the 14% secured convertible debentures of $48,074 together with the penalties owed the debenture holders of $168,333 into 7,825,924 shares of our common stock.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

In November 2007, we issued and sold $2,183,000 principal amount 10% secured convertible debentures which originally matured on March 31, 2009.  On June 30, 2009, we closed into a Debenture and Warrant Amendment Agreement with the holders of the 10% secured convertible debentures (the “June 2009 Amendment Agreement”) under which we issued amended and restated 14% secured convertible debentures in satisfaction of the 10% secured convertible debentures.  The principal repayment schedule for the 14% secured convertible debentures was as follows:

Repayment Date	Principal Amount Due
July 24, 2009	$327,450
September 30, 2009 (2)	436,600
December 31, 2009 (3)	1,091,500
March 31, 2010	327,450
Total	$2,183,000

Pursuant to the repayment schedule, unless the 14% secured convertible debentures were paid in full on or before December 31, 2009, the March 31, 2010 Monthly Redemption Amount would include a premium equal to 10% of the original principal amount of the 14% secured convertible debenture amounting to $218,300. As of December 31, 2009, certain debenture holders were not paid in full nor did we pay the March 31, 2010 amount when due; accordingly, we defaulted under the terms of the debentures and we were also subject to this premium.  Subsequent to the June 2009 Amendment, we satisfied $1,773,334 principal amount of the debentures and at May 14, 2010 there were $409,666 principal amount 14% secured convertible debentures outstanding.

On May 14, 2010, we entered into a further Debenture and Warrant Amendment Agreement (the “May 2010 Amendment Agreement”) with the remaining debenture holders which:

•	waived all existing defaults under the June 2009 Amendment and the debentures,
•	reduced the conversion price of the 14% secured convertible debentures and the exercise price of the warrants to $0.08 per share,
•

converted all remaining principal amount of $409,666, all accrued interest due under the 14% secured convertible debentures of $48,074 together with the penalties owed the debenture holders of $168,333 into 7,825,924 shares of our common stock, and

•

contained an agreement by the debenture holder that individually they would not sell any shares of our common stock acquired upon the conversion of the 14% debentures or the exercise of the warrants in an amount which was more than 7% of the daily trading volume of our common stock on any given day for a one year period.

The form of Debenture and Warrant Amendment Agreement is filed as Exhibit 10.26 to this report.

Item 6.  Exhibits

10.26	Debenture and Warrant Amendment Agreement dated May 14, 2010
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Horse International, Inc.

Date: May 20, 2010	By: /s/ Liankuan Yang
Liankuan Yang
Chief Executive Officer, principal executive officer

Date: May 20, 2010	By: /s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer, principal financial and accounting officer