Form 10-K
period 2010-06-30
GOLD HORSE INTERNATIONAL, INC.
filed 2010-10-01
CIK 1111284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number: 000-30311

GOLD HORSE INTERNATIONAL, INC.
________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Florida	22-3719165

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 31 Tongdao South Road, Hohhot, Inner Mongolia, China	010030

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	86 (471) 339 7999

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                                                                                                      Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                                                                                                      Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                                                                                      Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,608,576 on December 31, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,934,878 shares of common stock are issued and outstanding as of September 24, 2010.

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
TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	risks associated with our lack of operations and dependence upon the Contractual Arrangements which may not be renewed,
•	the possibility that the Contractual Arrangements may not provide us with effective control over the Jin Ma Companies,
•	possible adverse effects of PRC regulations on the businesses of the Jin Ma Companies,
•	our ability to satisfy or refinance $3.1 million of debt which becomes due in May 2011,
•	conflicts of interest involving our management and Board,
•	our dependence on the Jin Ma Companies’ to pay their fees to us which presently owe us total of $21.6 million,
•	the Jin Ma Companies’ dependence on a limited number of customers and the recent change in business model of Jin Ma Construction,
•	risks associated with the construction industry which could impact Jin Ma Construction,
•	risks associated with the real estate industry which could impact Jin Ma Real Estate,
•	risks associated with the hotel industry which could impact Jin Ma Hotel,
•	risks associated with doing business in the PRC,
•	control of our company by our management, and
•	quotation of our common stock on the OTC Bulletin Board which can limit trading and liquidity.

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

          All share and per share information in this report gives effect to the 40:1 reverse stock split of our common stock which was effective on September 8, 2010.

          Our business is conducted in China, using the renminbi (the “RMB”), the currency of China, and our financial statements are presented in United States dollars. In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars. These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

          Unless specifically set forth to the contrary, when used in this annual report the terms:

•	“Gold Horse International,” the “Company, “we,” “us,” “ours,” and similar terms refers to Gold Horse International, Inc., a Florida corporation,

•	“Gold Horse Nevada” refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,

•	“Global Rise” refers to Global Rise International Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,

•	“IMTD” refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,

•	“Jin Ma Real Estate” refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,

•	“Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,

•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,

•

“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction, and Jin Ma Hotel, which are variable interest entities under contractual arrangements with us and whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise;

•	“PRC” or “China” refers to the People’s Republic of China, and

•

“fiscal 2009” refers to the fiscal year ended June 30, 2009, “fiscal 2010” refers to the fiscal year ended June 30, 2010 and “fiscal 2011” refers to the fiscal year ending June 30, 2011, unless the context otherwise defines.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

          We operate, control and beneficially own the construction, hotel and real estate development businesses in China of the Jin Ma Companies under a series of Contractual Arrangements. Both our company and the Jin Ma Companies are principally controlled by the same individuals. Other than the Contractual Arrangements with the Jin Ma Companies, we do not have any business or operations except for the performance of administrative services on a contract basis to Jin Ma Real Estate. Pursuant to the Contractual Arrangements we provide business consulting and other general business operation services to the Jin Ma Companies. Through these Contractual Arrangements, we have the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring shareholder approval. As a result of these Contractual Arrangements, which enable us to control the Jin Ma Companies, we are considered the primary beneficiary of the Jin Ma Companies. Accordingly, we consolidate the Jin Ma Companies’ results, assets and liabilities in our financial statements. The creditors of the Jin Ma Companies do not have recourse to any assets we may have.

          The relationship among the above companies as follows:

          Notwithstanding that Gold Horse International and the Jin Ma Companies are separate legal entities and the legal obligations of the parties are governed by the Contractual Arrangements, there is commonality of control between Gold Horse International and the Jin Ma Companies as set forth in the following table:

Name	Executive Officer of Gold Horse	Director of Gold Horse	Principal Shareholder of Gold Horse	Stockholder of The Jin Ma Companies (1)

Liankuan Yang	√	√	√	√
Yang Yang	√	√	√	√
Runlan Ma			√	√

(1)          Each of Jin Ma Construction, Jin Ma Hotel, and Jin Ma Real Estate are owed 70% by Liankuan Yang, our Chairman and CEO, 15% by Runlan Ma, the spouse of Liankuan Yang and our corporate secretary, and 15% by Yang Yang, the daughter of Liankuan Yang and a Vice President and member of our Board of Directors.

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

          We have entered into the following Contractual Arrangements with each of the Jin Ma Companies:

          Consulting Services Agreements. Pursuant to the exclusive Consulting Services Agreements with each of the Jin Ma Companies, we exclusively provide to the Jin Ma Companies general business operations services and consulting services as well as general business operation advice and strategic planning. Each of the Jin Ma Companies agreed to a quarterly consulting service fees in Renminbi (“RMB”) to us that is equal to all of its net profit for such quarter. However, as described elsewhere in this report, the Jin Ma Companies have never remitted these fees to us and are retaining the funds for operating capital. At June 30, 2010 we are owed $21.6 million by the Jin Ma Companies.

          Operating Agreements. Pursuant to the Operating Agreements with the Jin Ma Companies and their respective shareholders, we provide guidance and instructions on the Jin Ma Companies’ daily operations, financial management and employment issues. The Jin Ma Companies’ shareholders must designate the candidates recommended by us as their representatives on each of the Jin Ma Companies’ board of directors. We have the right to appoint senior executives of the Jin Ma Companies. In addition, we agreed to guarantee the Jin Ma Companies’ performance under any agreements or arrangements relating to the Jin Ma Companies’ business arrangements with any third party, although we have issued no such guarantees as of the date hereof. Each of the Jin Ma Companies, in return, pledged its accounts receivable and all of its assets to us. Moreover, each of the Jin Ma Companies agreed that without our prior consent, it will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is 10 years and may be extended only upon our written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

          Equity Pledge Agreements.Under the Equity Pledge Agreements, the shareholders of the Jin Ma Companies pledged all of their equity interests in the Jin Ma Companies to us to guarantee the Jin Ma Companies’ performance of their obligations under the exclusive Consulting Services Agreements. If the Jin Ma Companies or any of their shareholders breach their respective contractual obligations, we, as pledgee, are entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of the Jin Ma Companies also agreed that upon occurrence of any event of default, we will be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the shareholders of the Jin Ma Companies to carry out the security provisions of the Equity Pledge Agreement and take any action and execute any instrument that we may deem necessary or advisable to accomplish the purposes of the Equity Pledge Agreement. The shareholders of the Jin Ma Companies agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The Equity Pledge Agreement will expire two years after the Jin Ma Companies’ obligations under the Consulting Services Agreements have been fulfilled.

          Option Agreements.Under the Option Agreements, the shareholders of the Jin Ma Companies irrevocably granted us or our designee an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Jin Ma Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. We, or our designee, have sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is 10 years and may be extended prior to its expiration by written agreement of the parties.

          Proxy Agreements.Pursuant to the Proxy Agreements, the shareholders of the Jin Ma Companies agreed to irrevocably grant a person to be designated by us with the right to exercise their voting rights and their other rights, in accordance with applicable laws and their respective Articles of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of the Jin Ma Companies, and appoint and vote for the directors and chairman as the authorized representative of the shareholders of the Jin Ma Companies.

THE JIN MA COMPANIES

          Through the three Jin Ma Companies, we operate in three reportable segments:

•	Construction,
•	Real estate development, and
•	Hotel and banquet facility management.

          Jin Ma Construction, Jin Ma Real Estate, and Jin Ma Hotel, all are limited liability companies in China and organized under the laws of PRC.

          Jin Ma Construction.Jin Ma Construction is an engineering and construction company that offers general contracting, construction management and building design services primarily in Hohhot city, in the Autonomous Region of Inner Mongolia in China. In operation since 1980, Jin Ma Construction was formally registered as a limited liability company in Hohhot in March 2002. Jin Ma Construction is a Level Two national construction company. To qualify as a Level Two national construction company, Jin Ma Construction must have:

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

          For fiscal 2010 and fiscal 2009, net revenues from Jin Ma Construction represented 74% and 95%, respectively, of our net revenues. For a description of Jin Ma Construction’s recent and future construction projects, including its Level Two Projects, please refer to the section titled “Construction Operation” in the discussion below.

          Jin Ma Real Estate.Jin Ma Real Estate, established in 1999, was formally registered as a limited liability company in Hohhot in February 2004. Jin Ma Real Estate is a Level Four real estate development company. To meet the qualifications of Level Four real estate development company, the company must

•	have registered capital of at least one million RMB,
•	be engaged in real estate development and be in operation for at least one year,
•	have finished GFA 20,000 square meter construction area in the most recent 3 years or 10,000 square meter construction area in the last year,
•	have finished the construction investment over 20 million RMB within three years or 10 million RMB in the last year,
•	have passed and satisfied the quality standard examination for all of its finished projects,
•	employ at least five management personnel and two accounting staff; and
•	have implemented a standardized system of “Residential Quality Guarantee” and “Residential Instruction Manual” to be issued in connection with the sale of residential units.

          For fiscal 2010 and fiscal 2009, net revenues from Jin Ma Real Estate represented 20% and less than 1%, respectively, of our net revenues. For a description of the development activities of Jin Ma Real Estate, please refer to the section titled “Real Estate Development” in the discussion of our business operations below.

          Jin Ma Hotel.Founded in 1999 and formally registered in April 2004 as a limited liability company in Hohhot, Jin Ma Hotel owns, operates and manages the Inner Mongolia Jin Ma Hotel. The hotel contains 22 rooms with extensive catering and entertaining facilities and offers guests the option to participate in traditional Chinese ceremonies in its restaurant and banquet facilities. The hotel had a 96% occupancy rate in 2009 and an 80% occupancy rate in 2010. Hohhot is a popular tourist destination, especially during the summer. In 2001, the Hohhot Tourism Bureau certified the hotel as a two-star hotel, pursuant to the PRC Standard and Star Rating for Tourism and Foreign Use Hotels. The two-star hotel is conveniently located 15 kilometers from the Hohhot Baita Airport, three kilometers from the Hohhot main train station, and is targeted toward price-sensitive travelers. For fiscal 2010 and fiscal 2009, net revenues from the Jin Ma Hotel represented 6% and 4%, respectively, of our net revenues. For a description of the hotel’s premises and facilities, including recent renovations, please refer to the section titled “Hotel Management” in the discussion of our business operations below.

         ABOUT INNER MONGOLIA AND HOHHOT

          Inner Mongolia is a Mongol-autonomous region in western China that is about the size of Texas and California combined. Inner Mongolia borders, from east to west, the provinces of Heilongjiang, Jilin, Liaoning, Hebei, Shanxi, Ningxia Hui Autonomous Region, and Gansu, while to the north it borders Mongolia and Russia. The regional capital of Inner Mongolia is Hohhot.

          Due to its abundance of natural resources, Inner Mongolia is a national production base in iron, steel and coal, as well as animal husbandry. The Baiyunebo Mine in Baotou, Inner Mongolia is the largest rare earth mine in the world, including gold deposits, iron ore, granite, and graphite, and is also the biggest open-air mine in the world. Inner Mongolia also ranks first in China for wind power storage. According to an article on www.chinaknowledge.com dated April 12, 2010, statistics released by the Inner Mongolia Electric Power Corp. the installed capacity of wind power in Inner Mongolia Autonomous Region had surged more than 40-fold to 7.3 gigawatts at the end of March 2010 from 170,000 kW in 2005. The Hulunbuir Grassland in Inner Mongolia is the largest area of natural grass in the world, and the region is a leading producer of animal feeds. The “white goat” cashmere of Inner Mongolia is regarded as the best cashmere in the world for its fineness, brightness and whiteness and is commonly referred to as “Soft Gold”.

          Inner Mongolia also has the most inland ports - 18 - of all provinces in China. The Manzhouli Railway Port and the Highway Port, which run across Russia to Eastern Europe and Western Europe, are the bridgeheads of the Euro-Asia Land Bridge. By railway, Hohhot lies on the Jingbao Railway from Beijing to Baotou. Hohhot Baita International Airport is about an hour from city center and only half an hour drive from the Second Ring Road. It serves Hohhot and surrounding areas, and has direct flights to Beijing, Shanghai, Shenzhen, Chengdu, Wuhan, Hong Kong, and Ulan Bator in Mongolia. The Hubao Expressway connects Hohhot to the more remote areas in Inner Mongolia.

          Inner Mongolia is also a popular tourism destination, renowned especially for its natural springs. Hohhot, located in the south-central part of Inner Mongolia, is especially popular during the summer months as a place to escape the heat.

          Hohhot itself has an educated workforce, with many scientific research and design institutions and over ten universities and colleges all located in the city, which collectively account for about 80% of higher education schools in the entire Inner Mongolia.

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

          The nominal gross domestic product (GDP) of Inner Mongolia in 2009 was 972.578 billion RMB (approximately $142.8 billion), a growth of 16.9% from 2008. The annual per capita GDP in 2009 was 40,225 RMB (approximately $5,908), a growth of 16.5% from 2008 according to the Inner Mongolia Government website (www.nmgtj.gov.cn). For Hohhot, in 2009, the regional GDP was 164.4 billion RMB (approximately $24.1 billion), an increase of 15.9% from 2008 and per capita GDP was approximately 61,108 RMB (approximately $8,975), a growth of 14.3% from 2008, according to the Hohhot Government website (www.huhhot.gov.cn).

OVERVIEW OF THE JIN MA COMPANIES’ INDUSTRY SEGMENTS

          China’s Real Estate Market

          China’s growing real estate market is primarily the confluence of two factors: the passage of laws protecting property ownership rights by the Chinese central government to encourage homeownership, and rapid urbanization caused by steady internal migrations from rural regions to cities.

          Prior to the 1990s, all land and housing was owned by the state. Then in 1998, the Chinese central government created the basic building block of a market economy in real estate - a transferable ownership interest. This interest, known as a “land use right”, is not 100% ownership interest as we know it in the West. Rather, the state grants a right for a fixed period - varying from 40 years to 70 years - to use a land for the purpose specified in the land use right’s granting charter. Land use rights are transferable, mortgageable, leasable and renewable, and can usually be subdivided, and, although the long term implications of land use right are still uncertain as the concept is still relatively new, any such uncertainties have not discouraged real estate investments and developments. A large and active market in the private sector has developed for sales and transfers of land use rights which were initially granted by the Chinese government. All property units built on such land belong to private developers for the term of period indicated. The recent transition in the real estate industry’s structure in China has fostered the development of real estate-related businesses, such as property development, property management and real estate agencies.

          The significant growth of the Chinese economy during the past decade has led to a significant expansion of the real estate industry. This expansion has been supported by other factors, including increasing urbanization, growing personal affluence, as well as the emergence of the mortgage lending market. The following table sets forth selected statistics for the overall real estate industry in mainland China, which includes the autonomous region of Inner Mongolia, for the periods indicated.

	For the years ended December 31,

	2001	2002	2003	2004	2005	2006	2007	2008	2001-2008 CAGR

Invest in real estate development ($in billion)	76.6	94.2	122.5	158.9	192.2	290.4	345.4	417.7	25.20%
Total housing area (square feet in billion)	24.5	29.6	96.4	41.2	59.7	64.5	72.2	93.1	21.90%
Average price of properties sold ($/square feet)	24.9	25.2	25.2	26.4	91.2	95.6	95.6	109.3	11.60%

Source: China Statistic Year Book

          Growth of the Chinese Real Estate Industry

          The growth in China’s real estate industry is reflected in the growth of investment in real estate development, total GFA sold, and average home prices. According to the National Bureau of Statistics of China, total investment on real estate development in 2009 was RMB 3.623 trillion (approximately $530 billion), up 16.1% from 2008.

          According to the National Bureau of Statistics of China, the total GFA of residential and commercial properties sold increased from 224.1 million square meters in 2001 to 937.1 million square meters in 2009, a compound annual growth rate of 19.6%.

          Based upon information published by the Hohhot Real Estate Bureau, in the first half calendar year of 2010, Hohhot’s real estate investment amounted to 4.002 billion RMB (approximately $587.8 million), an increase of 83.29% compare to the same period of 2009 and consisted of the following:

•	Investment in commercial and residential buildings amounted to 2.47 billion RMB (approximately $363 million), an increase of 48.06% compared to the same period of last year;
•	Investment in office buildings amounted to 218.85 million RMB (approximately $32 million), an increase of 115.76% compared to the same period of last year;
•	Investment in buildings for commercial operation amount to 886.03 million RMB (approximately $130 million), an increase of 197.2% compared to the same period of last year; and
•	Other real estate investment amounted to 424.87 million RMB (approximately $62 million), an increase of 272.43% compared to the same period of last year.

          In the first half of 2010,

•	Hohhot city land purchases amounted to 271,562 square meters, a decrease of 27.62% compared to the comparable period of 2009,
•	the area of developed land in Hohhot was 403,348 square meters, an increase of 48.45% compared to the corresponding period of 2009, and
•	the area of land which will be developed in Hohhot was 898,061 square meters, a decrease of 68.6% compared to the same period of 2009.

          Jin Ma Real Estate’s goal is to become one of the most prominent real estate development companies in Western China. Jin Ma Real Estate’s management believes that real estate development in Hohhot, Inner Mongolia, as a third-tier city, and its surrounding areas will remain strong and may not feel the effects of the slower real estate markets occurring in tier-one cities such as Beijing and Shanghai.

          China’s real estate sector is in the early stage of a long-term growth cycle, supported by growth in its gross domestic product, or GDP, rising demand for housing, and substantial structural changes. China has experienced rapid economic growth in the last 20 years. According to the Ministry of Commerce of China, China’s GDP achieved an annualized growth rate of 17.1% from 2004 to 2008. According to the National Bureau of Statistics of China, China’s GDP in 2009 was RMB 33.5 trillion, up 8.7% from 2008. The official per capita data for 2008 and 2009 is not yet available as of the date of this report. The following information and charts illustrates to the continued growth in the China economy, the increase in urbanization and need for housing, as well as factors that continue to encourage growth and investment.

Source: National Bureau of Statistics of China

          Despite the recent global economic recession, China is expected to achieve relatively good economic growth in the next several years, compared to many other major economies in the world as reflected in the following chart:

          China’s real estate bull market began more than six years ago. Despite the moderations in growth caused by the global economic weakness in 2008 and 2009, we believe the structural forces in China support continuing good demand for real estate in China during the next 10 years. The two primary drivers for this long-term real estate demand in China are urbanization, which includes both the expansion and development of cities and the dramatic migration of people from rural to urban areas, and the rising disposable income per capita in the cities.

          At the end of 2008, 607 million people were living in urban areas, accounting for 45.7% of total population of 1.33 billion, according to the National Bureau of Statistics of China. The Ministry of Housing and Urban-Rural Development of China estimated in 2007 that China’s urban population in 2015 would exceed 800 million people, or approximately 55% of the total projected population of 1.45 billion.

          Another source, the United Nations’ State of World Population 2007, reported that approximately 18 million people in China are expected to migrate from rural to urban areas each year, and that the urban population would reach about 877 million people in the next 10 years.

          The rural to urban migration is likely to continue, both because of the potential for higher income and greater wealth accumulation, and because of the evolution of China’s farming toward larger-scale and more efficient methods that require fewer people to do the agricultural work. With the substantial housing demand created by the structural shift of the migration, the urban real estate market has been thriving. That long-term trend is expected to continue.

          In addition, according to the 2009 annual report of the National Bureau of Statistics of China, disposable income per capita in urban areas between 2000 and 2008 has grown at a compound average annual growth rate of 12.2%, from RMB 6,280 (approximately $919) in 2000 to RMB 15,781 (approximately $2,311) in 2008. As disposable income per capital increases, urban residents have strong motivation to improve their living conditions by purchasing new or larger properties, demonstrated by urban living expenses per capita in the same years that have steadily increased at a compound annual growth rate of 10.7%, from RMB 4,998 (approximately $732) in 2000 to RMB 11,243 (approximately $1,646) in 2008, which is the most recent year available for this measurement.

          Rural dwellers are also drawn to cities primarily by the potential of higher incomes and greater wealth, because urban jobs generally pay higher wages and salaries. The latest data from the National Bureau of Statistics of China shows that both disposable income and wealth accumulation are higher for urban dwellers and confirms the economic attractiveness of the migration from rural to urban areas.

Source: The National Bureau of Statistics of China

          In response to the global financial and economic crisis, the Chinese government announced a RMB 4 trillion stimulus program on November 27, 2008. Subsequently, on March 6, 2009, the National Development and Reform Commission Director announced a reshaping of that economic stimulus package that retained the investment total of RMB 4 trillion but adjusted its focus. Within the RMB 4 trillion package, about RMB 400 billion will go toward civil works, including low-income housing and renovation, which we believe will benefit Inner Mongolia,

China’s Hotel Industry

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

          According to the World Tourism rankings compiled by the United Nations World Tourism Organization as part of their World Tourism Barometer publication, in 2009, China ranked fourth in the world in terms of overseas tourist arrivals, and the World Travel Organization predicts China will become the number one global tourism destination by 2020. China received 50.9 million international tourist arrivals in 2009, down 4.0% from 2008, according to the World Tourism Barometer publication. Business tourists account for 23.87% of all foreign visitor arrivals in 2009. The country is now competing head on with other global tourism destinations.

          Although the national tourism is slowing down due to the global financial uncertainties in fiscal 2010, the regional tourism in Inner Mongolia is prosperous. The growing popularity of Inner Mongolia as a tourism destination, and the importance of Hohhot as the gateway to the region, is demonstrated by the number of foreign hotel operators that are expanding their operations in the city. To further elevate the level of China’s tourist service, as well as promote the protection, development, management and construction of tourist spots and destinations, the central government has actively promoted the use of rating systems throughout the hotel industry. The Jin Ma Hotel was certified as a two-star facility in 2001 by the Hohhot Tourism Bureau.

THE JIN MA COMPANIES BUSINESS OPERATIONS

          The Construction Business

          Jin Ma Construction offers its customers a comprehensive range of services. Jin Ma Construction acts as the general contractor in a real estate development project. Its employees monitor the construction of each project, participate in all material design and building decisions, coordinate the activities of subcontractors and suppliers and subject their work to quality and cost controls and monitor compliance with applicable zoning and building codes. The selection of its subcontractors is conducted through a competitive process, and several subcontractors are invited to participate. The main criteria for selecting subcontractors are cost, qualifications, the quality of completed projects and of work done, if any, on our existing or prior projects. Once the selection process is completed, Jin Ma Construction will normally negotiate a fixed price contract with the sub-contractors which include terms relating to time for completion of construction, quality of materials used and warranty periods.

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

          Jin Ma Construction places emphasis on the quality of its development projects and implements quality control procedures at different construction stages to ensure that the work done by its sub-contractors meets its standards and requirements and those of the relevant governmental authorities. Jin Ma Construction also imposes quality control on its building materials. Its on-site management team conducts regular quality inspections of the construction work. When a particular section of construction work is completed, Jin Ma Construction’s on-site management team will inspect the work to ensure that the work is in compliance with its quality standards and the relevant governmental regulations. Jin Ma Construction requires its sub-contractors to promptly remedy all defects, and it then makes a further inspection of their work.

          Jin Ma Construction derives revenue primarily from services in general contracting, pre-construction planning and comprehensive construction management services in Hohhot. Its duties as general contractor typically include planning, preparing and organizing each phase of the construction, applying and securing all governmental certificates required for the specific project, coordinating and supervising construction crews and work progress, inspecting and ensuring the quality of the construction, and accounting and distributing construction funds.

          Jin Ma Construction is presently dependent upon revenues from a limited number of customers. For fiscal 2010, four construction projects accounted for 73.9% of total consolidated net revenues (6.7%, 11.3%, 28.1% and 27.8%) and 64% of its total accounts receivable are due from these customers. For fiscal 2009, four construction projects accounted for 89.5% of total consolidated net revenues (13.0%, 20.6%, 33.1% and 22.8%) and $11,076,151 of accounts receivable due from these customers.

          Generally, in fiscal 2010 and fiscal 2009, construction projects were primarily performed for third party customers and we recognized net revenues pursuant to our revenue recognition policy. Additionally, Jin Ma Construction acts as the general contractor for Jin Ma Real Estate’s residential real estate development projects. During fiscal 2010 and fiscal 2009, Jin Ma Construction performed general contracting, construction management and building design services on the following third-party residential apartment and commercial properties in Hohhot:

Name	Location	Property Type	Number of Buildings and/or Units	Date of Commencement/ Date of Completion

Riverbank Garden Community-He Ban Garden (Buildings 5 to 8 and Phase II)	In Sai Han district of Hohhot	Residential	Nine buildings	April 2008/November 2008

AiBo Garden (Phase I)	Hui Min District, Hohhot	Residential Buildings	Multiple	April 2008/ November 2008

Tian Fu Garden (Phase I and II)	Xin Cheng District, Hohhot	Residential	Multiple	April 2008/November 2008

AiBo Garden (Phase II)	Hui Min District, Hohhot	Residential	Multiple	April 2008/June 2009

Lanyu Garden (No. 3 Residential Building)	Hohhot	Residential Buildings	One building	October 2008/December 2009

Fu Xing Committee Bath Center Project	Xin Cheng District, Hohhot	Commercial Building	One building	November 2008/June2010

Tuzuoqi (Chasuqi) Low- Rent Housing No. 1 to No. 3	Tuzuoqi, Hohhot	Residential	Three buildings	November 2009/June2010

Jianhe Garden No. 1 to No. 10	Nanerhuan District, Hohhot	Residential	10 buildings	November 2009/ December 2010 (estimated date)

          Competitive Strengths

          Jin Ma Construction is in competition with other construction companies in Hohhot and other areas of Inner Mongolia, some of which are larger and have greater financial resources than it. These include Inner Mongolia Third Construction Company and Hohhot City Construction Company. Nevertheless, Jin Ma Construction believes that it can effectively compete with these companies based upon its operating history, reputation, and expertise. Jin Ma Construction is one of the first construction companies in the region, and it believes it has gained a solid reputation based on the quality of its work and an established track record spanning a diverse array of projects. Through numerous government projects that it has been complemented, Jin Ma Construction believes that it has established an excellent working relationship with the local and regional governments, and it will seek to continue to act as general contractor in many ongoing government projects. All of its engineering and technical staffs are certified in their respective fields, and many, such as its construction manager and its technical director, have been involved in the industry and with Jin Ma Construction for over 20 years. Since 2004, Jin Ma Construction had been independently audited and certified as being in conformance with the ISO 9001:2000 standards for quality management system, the ISO 140001:1996 standards for environmental management system, and the GB/T28001:200 standards for occupational safety management system. Jin Ma Construction believes that these certifications, while not mandated by law, provide it with a competitive edge over many of its competitors that are not similarly certified, in that they lend further assurance to its customers in the quality of its work.

          Real Estate Development Business

          Jin Ma Real Estate designs, develops, markets and sells high-quality, affordable homes in apartment high-rises, which are targeted at Chinese middle income families. It also designs, develops, markets and sells these homes in mixed-use development projects. All of its development projects are all in Hohhot. As Jin Ma Real Estate does not have a construction license, Jin Ma Construction performed all of the construction services on behalf of Jin Ma Real Estate.

          Jin Ma Real Estate’s focus is on the development of residential communities in Hohhot and the surrounding areas that are within reasonable commuting distance. Jin Ma Real Estate believes that the size and growth potential of Hohhot-area market coupled with the ongoing liberalization of the real estate markets in general offer it considerable growth opportunities. Jin Ma Real Estate believes that the following features of Hohhot represent continuing growth opportunities for it in the city:

•	a population of more than 2.6 million with established economic development and infrastructure;
•	a demand for high quality, yet affordable homes;
•

a regulatory environment that encourages the development of residential communities, in terms of enabling Jin Ma Real Estate to obtain necessary permits and approvals to engage in its business without undue difficulty or expense, and encourages individual home ownership through the use of subsidies or otherwise; and

•	available real estate development rights at attractive prices.

          Its apartments are targeted for different segments within the mass residential property market, including young, white-collar employees, middle to senior managers in enterprises, entrepreneurs and families with young children. These upwardly mobile people represent the emerging middle class and are a growing source of demand in the mass residential property market. Its target market for residential customers is Chinese middle income families in key urban markets who want to become home owners in a planned community. It classifies a typical family income of approximately RMB 75,000, or approximately $11,000, per year as middle income earners. Jin Ma Real Estate believes that families earning this income will be able to purchase its residential units which cost approximately RMB 350,000, or approximately $51,000.

          China’s home builders have traditionally targeted the upper and lower income market, and largely ignored the middle-income class. Because of banking reforms permitting wider availability of home mortgage loans and the positive effects of China’s economic reforms, Jin Ma Real Estate believes that the home building market for the middle-income class represents substantial growth opportunities for it. Jin Ma real Estate believes the emerging middle class will offer an attractive opportunity for growth, since its purchasing power is growing and it has a strong desire for ownership driven by the influence of Chinese culture and values. JinMa Real Estate plans to leverage its brand name, experience and design capabilities to meet the demand from the middle class.

          Jin Ma Real Estate seeks to enter markets early where it can acquire land use rights at reasonable prices and develop residential communities in potential growth centers in and around Hohhot. It believes that early entry into markets will continue to enable it to establish ourselves in these markets before the onset of widespread competition. Jin Ma Real Estate has successfully implemented this strategy, where it is one of the first home builders to develop a residential community targeted at middle income families.

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

          For each development project, Jin Ma Real Estate designates specific employees as a team to handle the related sales and marketing activities. Subject to market conditions and government approval by the relevant land administration bureau, it seeks to pre-sell its development projects at an early stage. It will also arrange with one or more banks to provide mortgage loan facilities to home purchasers for up to 70% of the home purchase price, substantially all of which is guaranteed by Jin Ma Real Estate until the homes are delivered to the buyers. Its sales and marketing strategy involves the following key elements:

•

offering a financing package for home buyers which pre-qualifies home buyers for a 60% mortgage with only a down payment, or booking fee, which is typically no more than RMB 140,000, or approximately $20,600, and the balance of the purchase price paid over a staggered period between one to two months;

•	advertising through various media, including regional newspapers, magazines, posters, billboards and advertising pamphlets to reach potential purchasers;
•	using sales literature and brochures which describe its projects and its company; and
•	operating a sales center in a high-traffic downtown area where its office is located and on-site.

          Jin Ma Real Estate has established a high level of visibility in Hohhot. It also believes that local awareness of its projects has been facilitated through word of mouth. Sales of its homes are normally made at its sales centers situated either in the city center or at its development site.

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

          In a pre-sale, the first step is that the home buyer pays an initial booking fee. The home buyer then pays 40% of the purchase price less the booking fee upon the execution of a sales and purchase agreement. The remaining 60% must be paid over a staggered period between one to two months although, in most instances, it is paid by the bank providing the mortgage financing upon execution of the sales and purchase agreement. It plans on using its best efforts to increase the amount of presold units in the future.

          As part of its pre-sale activities, Jin Ma Real Estate may arrange for commercial banks to provide purchaser financing in the sale of its developments. Unlike mortgage financing in the United States, Chinese banks will typically look to the developer and the planned development to determine whether to make a commitment to provide purchaser mortgages. However, the banks retain the right to approve or reject mortgages on an individual basis based upon the perceived credit-worthiness of the home purchaser and other factors that it considers appropriate. Jin Ma Real Estate guarantees a customer’s mortgage until the home is handed over to the customer. Jin Ma Real Estate’s customers typically arrange for mortgages through China Construction Bank, The People’s Bank of China, or Agricultural Bank of China.

          Jin Ma Real Estate finances the development of its projects through bank borrowings, proceeds from the pre-sale of portions of its development projects, credit provided by its contractors and through its internally generated funds. Because each development project will require a substantial amount of capital to finance its construction cost, it is Jin Ma Real Estate’s policy to control the timing of the launch of each of its development projects and the phases of these projects.

          Completed Projects and Projects under Development with Jin Ma Construction

	Building 1 to 4 of Procuratorate Housing Estates	Building 5 of the Procuratorate Housing Estates (Jian Guan)	Beiyuan Residential Building (on Fu Xing Ying land)	Building 6 of Procuratorate Housing Estates (Jiari Residential Building)	Jinwu Residential Building (on Wusutu Village land)

Area (sq. meters)	46,054m	5,825m	70,000m	38,000m	53,000m

Project type	Multi Family Residential & Commercial	Multi Family Residential & Commercial	Multi Family Residential & Commercial	Multi Family Residential & Commercial	Multi Family Residential & Commercial

Completion/estimated completion date	3/2010	6/2010	6/2011	10/2011	12/2012

# of Units available for sale upon completion (Residential)	150	69	*	587	*

# of Units Sold (as of June 30, 2010)	137	69	0	0	0

Estimated aggregate revenue ($ millions)	$8.5	$2.2	$37.0	$22.0	$37.0

Fiscal 2010 Revenue ($ millions)	$7.7	$2.2	$0	$0	$0

          *          Not yet determined

          In July 2010, Jin Ma Construction began construction of building number 6 of Procuratorate Housing Estates, which consists of a construction area of 38,000 square meters and is expected to be completed in October 2011. As of the date of this report, Jin Ma Real Estates has not yet begun to pre-sell this project.

Other Real Estate Development Projects Completed

          In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (the “Vocational School”) which is located in Hohhot. Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sale-type capital lease, leased the buildings to the vocational school. The total cost of the project, which was completed in November 2008, was approximately $9 million. It receives payments over a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum.

          In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry College entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Inner Mongolia Chemistry College (the “Chemistry School”) situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. The total cost of the project was approximately $8.5 million. Jin Ma Real Estate leased the buildings to the Inner Mongolia Chemistry College for a period of 20 years under an agreement which provides for annual lease payments are RMB 10.62 million (approximately $1.55 million) for five years (from fiscal 2010 to fiscal 2014), and the annual lease payment is RMB 5.42 million (approximately $0.79 million) for 15 years (from fiscal 2015 to fiscal 2029).

          In accordance with terms of the agreements, at the end of the lease terms, ownership of the buildings will be transferred to the respective university. During the term of lease, Jin Ma Real Estate will not have additional commitments to the universities, other than the customary construction warranties.

          Competitive Strengths

          The development and sale of residential and commercial real estate markets in China are subject to intense competition. Jin Ma Real Estate competes with numerous small and large developers for sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. It also competes for sales with individual resale of existing homes and condominiums and available rental housing. Jin Ma Real Estate believes that it compares favorably to other developers in the Hohhot City area in which it operates, due primarily to its experience within this geographic market, and its responsiveness to market conditions enables it to capitalize on the opportunities for advantageous land acquisitions in desirable locations. Its competitors include the Inner Mongolia Da Hua Real Estate Development Co., Ltd., Inner Mongolia Feng Hua Real Estate Development Co., many of whom have greater financial, managerial, marketing and other resources than these of Jin Ma Real Estate. Residential and commercial property developers compete not only for property buyers, but also for desirable properties, raw materials and skilled subcontractors. Jin Ma Real Estate also expects that continued economic development of China in general and in Hohhot in particular will be accompanied by further property development and expansion. It believes that its principal competitive strengths are as follows:

•	Jin Ma Real Estate’s management has extensive experience and in-depth knowledge of the Hohhot and Inner Mongolia real estate markets;
•	its strategy which emphasizes development of high-quality residential properties for middle income families;
•	its access to construction capabilities through Jin Ma Construction;
•	its focus on Hohhot and surrounding areas in which Jin Ma Real Estate believes it enjoys competitive advantages;
•	its experienced project management team, which effectively and actively controls every stage of the development of its projects; and
•	its close working relationships with both the local and regional governments.

The Hotel and Banquet Management Business

          Jin Ma Hotel derives revenue primarily from the sale of food and beverages at its banquet facilities located in the Jin Ma Hotel. Additionally, Jin Ma Hotel received revenues from the rental of its guest rooms. The 22-room hotel is a full-service two-star facility, offering amenities such as restaurant and banquet center. Its guests can also partake in traditional Chinese ceremonies that are offered regularly in its restaurant and banquet facilities. The hotel is located on an approximately 2.16 acre lot, owned by Jin Ma Hotel, and housed in a single building with approximately 5,048 square meters that has been configured for use as the hotel as well as offices on the upper floor of the building for the Jin Ma Companies. The property includes a parking area for 24 cars. Jin Ma Hotel also owns all of the fixtures, improvements, furniture, and the other contents currently used in the business of the hotel.

          Competitive Strengths

          Locally, Jin Ma Hotel’s competitor includes the Inner Mongolia Hotel and the Inner Mongolia Zhao Jun Hotel. Additionally, many well-known hotel operators have established their presence in the area, including the Shangri-La Hotel and Resort in late 2007 and the Sheraton Hohhot Hotel in July 2009. Because many of these hotels are aimed towards the luxury segment of the industry, Jin Ma Hotel believes that it has a competitive advantage in attracting those travelers to the city who are more price-sensitive. Jin Ma Hotel offers many of the same amenities available at its higher-price competitors, but without increasing the costs to its guests.

SUPPLIERS

          Construction

          Jin Ma Construction does not maintain significant inventories of construction materials except for work in process and a limited amount of other construction materials. Generally, the construction materials used in its operations are readily available from numerous sources. Jin Ma Construction owns, maintains and operates approximately 160 vehicles and construction related equipment that can, and are often deployed, on projects that it is serving as general contractor. Jin Ma Construction uses five to seven subcontractors to perform substantially all of its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

          Real Estate Development

          To date, Jin Ma Real Estate has been successful in acquiring land from many sources including open market actions and co-development with local government. It has achieved this through long term working relations with the central and local governments. The supply of land is controlled by the Chinese government. All such purchases of land are required to be reported to and authorized by the regional government of Inner Mongolia and/or the municipal government of Hohhot. Jin Ma Real Estate used Jin Ma Construction to develop its projects and Jin Ma Construction may use subcontractors to perform substantially all of its construction services and for the development of its projects.

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

GOVERNMENT APPROVAL AND REGULATION

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

          Real Estate Development. Jin Ma Real Estate’s real estate development projects are subject to various laws and governmental regulations, such as zoning regulations, relating to its business operations and project developments. Real estate developers may secure land from the city government by obtaining exploitation and utilization rights over land through public tendering. The maximum term for such land use right interest ranges from 40 years to 70 years depending on the purpose of use. Land use rights obtained legally may be transferred, leased, and mortgaged during the leasehold period. Jin Ma Real Estate must obtain and keep current various licenses, permits and regulatory approvals for its development projects. Due to the increasing levels of development in the areas of China where Jin Ma Real Estate operates, it is possible that new laws, rules and/or regulations may be adopted that could affect both its current and proposed development projects. The enactment of such laws, rules or regulations in the future could have a negative impact on its projected growth or profitability, which could decrease its projected revenues or increase its costs of doing business.

WIND POWER PROJECT

          On May 8, 2008 Jin Ma Construction signed an agreement to form a joint venture with two development stage companies, Erlianhaote Hengyuan Wind Power Company, Ltd. and Inner Mongolia Inner Mongolia Tianwei Wind Power Equipment Company, Ltd. Under the agreement, Jin Ma Construction was proposing to invest approximately $100 million (RMB 700 million) which would be used to construct a wind power plant and as capital to fund the construction of a manufacturing facility to build wind power generator modules to be used at the wind power plant. Jin Ma Construction’s ability to proceed with the proposed joint venture was subject to its raising the capital necessary to fund the projects and the receipt of certain regulatory approvals. Jin Ma Construction has determined not to proceed with this proposed project at this time.

GEP CAPITAL GROUP, LTD.

          In January 2010, we engaged GEP Capital Group, Ltd. as a financial consultant to assist us in our goal of obtaining a listing of our common stock on a U.S. stock exchange as well as to raise additional capital. Under the terms of the 12 month agreement, GEP Capital will provide various services, including assisting us in the revamping of a new corporate website with updated features and information as well as the maintenance of the site, in our efforts to obtain a listing of our common stock on a senior U.S. stock exchange, and once this listing is complete, design and organize a road show for the purpose of securing additional capital for our company. GEP will bear all costs associated with these services, other than the commissions payable to a broker-dealer related to the capital raise. As compensation for its services, we issued GEP 75,000 shares of our common stock valued at $360,000. If GEP assists us in finding funding, we have agreed to issue the placement agent chosen by GEP at the closing of the private placement warrants equal to 10% of the shares sold by us in the offering.

          In September 2010, we effected a 40:1 reverse stock split of our common stock in an effort to begin compliance with the listing qualification of a U.S. stock exchange. We have not yet made any application to an exchange and there are no assurances we will satisfy the initial listing qualifications of either The Nasdaq Stock Market or the NYSE Amex.

EMPLOYEES

          As of September 24, 2010, we had 17 employees and together with the Jin Ma Companies we had a total of 172 full time employees. All of our employees are employees of IMTD which provide administrative services to Jin Ma Real Estate on a full time contract basis under a management agreement. Jin Ma Construction accounted for 36 employees, all of which are management personnel; Jin Ma Hotel accounted for 108 employees, including 18 management personnel and Jin Ma Real Estate accounted for 11 employees, all of which are management and sales personnel. Management of the Jin Ma Companies believes that its relations with its employees are good.

          We are required, as are the Jin Ma Companies, to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, in accordance with relevant regulations. In the last two fiscal years, the Jin Ma Companies contributed, in the aggregate, approximately $51,000 and $56,000 for fiscal 2010 and fiscal 2009, respectively. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

OUR HISTORY

          Gold Horse International was originally incorporated on March 21, 2000 in the State of New Jersey under its former name Segway III Corp. On June 29, 2007, we executed a Share Exchange Agreement to acquire Gold Horse Nevada. Under the terms of the Share Exchange Agreement, at the closing we issued 1,212,500 shares of our common stock to the Gold Horse Nevada stockholders and their assignees which included Genesis and its assignees in exchange for 100% of the common stock of Gold Horse Nevada. Additionally, Mr. Andrew Norins, our then President, CEO and sole director, cancelled 241,376 shares of our common stock he owned immediately prior to the closing. After giving effect to the cancellation of Mr. Norins’ shares, we had a total of 37,500 shares of common stock outstanding immediately prior to closing. After the closing, we had a total of 1,250,000 shares of common stock outstanding, with the Gold Horse Nevada stockholders and their assignees owning 97% of the total of our issued and outstanding shares of common stock. The balance was held by our shareholder who held shares prior to the closing. In addition, immediately prior to the closing, Mr. Norins paid our creditors the amounts satisfying all of our obligations that were outstanding immediately prior to the closing. Following the closing, Gold Horse Nevada became our wholly-owned subsidiary.

          Global Rise is a limited liability company incorporated under the laws of the Cayman Islands on May 9, 2007, and is a wholly-owned subsidiary of Gold Horse Nevada. Gold Horse Nevada entered into the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders on August 31, 2006. On June 29, 2007, concurrently with the closing of the Share Exchange Agreement described above, the Contractual Arrangements were amended and restated by and among Gold Horse Nevada, Global Rise and Gold Horse International on the one hand, and each of the Jin Ma Companies and the Jin Ma Companies shareholders on the other hand, under which, among other things, Global Rise was made a party to the Contractual Arrangements.

          On October 10, 2007, we established IMTD, a wholly-foreign owned enterprise incorporated in the PRC and wholly-owned subsidiary of Global Rise. IMTD provides administrative services to Jin Ma Real Estate.

          In November 2007 we filed a Certificate of Domestication and Articles of Incorporation with the Secretary of State of Florida which result in the domestication of the company in Florida under the name “Gold Horse International, Inc.”

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

Risks Relating to Our Overall Business Operations

We do not have any operations other than pursuant to the Contractual Arrangements with the Jin Ma Companies. The term of those Contractual Arrangements are only for 10 years and there are no assurances those agreements will be renewed.

          We are not engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies. While there is commonality of management and ownership between our company and the Jin Ma Companies, we are separate legal entities and the Jin Ma Companies are not our legal subsidiaries. We are completely dependent on the Contractual Arrangements and we do not generate any revenues and have no assets. All of the Jin Ma Companies’ assets and operations are located in the PRC. The Contractual Arrangements are subject to enforcement under the laws of the PRC. We cannot assure you, however, that we will be able to enforce these contracts. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have developed independent business and operations to activities which are not associated with the Jin Ma Companies, of which there is no present intent, we will in all likelihood be forced to cease our operations.

Our Contractual Arrangements with the Jin Ma Companies and their respective shareholders may not be as effective in providing control over these entities as direct ownership.

          We have no equity ownership interest in the Jin Ma Companies and rely on the Contractual Arrangements to control and operate such businesses. These contractual arrangements may not be as effective in providing control over the Jin Ma Companies as direct ownership. For example, any of the Jin Ma Companies could fail to take actions required for our businesses despite its contractual obligation to do so. If the Jin Ma Companies fail to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that the Jin Ma Companies’ management and shareholders would always act in our best interests.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of construction, lodging and real estate development businesses and companies, including limitations on our abilities to own key assets.

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
•

Uncertainties relating to the regulation of the construction, lodging and real estate development businesses in China, including evolving licensing practices, means that permits, licenses or operations at the Jin Ma Companies may be subject to challenge. This may disrupt its business, or subject it to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

          The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, real estate development, construction and hotel businesses in China, including the businesses of the Jin Ma Companies.

The Jin Ma Companies have approximately $3,091,678 of debt coming due within the next year and it may not have the funds available to satisfy these obligations.

          By May 2011, approximately $3,091,678 of debt of the Jin Ma Companies becomes due and payable of which $2,908,087 at June 30, 2010 is secured by the assets of the Jin Ma Hotel. Currently, the Jin Ma Companies do not have sufficient funds to satisfy the debt. While they may seek to extend the due date of the obligation, there are no assurances that they will be successful in their efforts. If the Jin Ma Companies are unable to either satisfy this obligation when it becomes due or restructure the obligation, it is possible that the lender could foreclose on the collateral. In that event, the Jin Ma Companies would be materially adversely impacted and the overall net revenues and earnings would decline.

Our President and CEO is also the CEO and founder of the Jin Ma Companies. We are not receiving the benefit of certain terms of the Contractual Arrangements and there are no assurances that the conflicts of interest between obligations to our company and obligations to the Jin Ma Companies will be resolved by Mr. Yang in our favor.

          Mr. Liankuan Yang, our Chairman and Chief Executive Officer, is also the Chairman of the Board of Directors of the Jin Ma Companies. Conflicts of interests between his duties to our company and the Jin Ma Companies may arise. As Mr. Yang is a director and executive officer of our company, he has a duty of loyalty and care to us under Florida law when there are any potential conflicts of interests between our company and the Jin Ma Companies. We cannot assure you, however, that when conflicts of interest arise, Mr. Yang will act completely in our interests or that conflicts of interests will be resolved in our favor. If we cannot resolve any conflicts of interest between us and Mr. Yang, we would have to rely on legal proceedings, which could result in the disruption of our business. In addition, while the terms of the Contractual Arrangements provide that we are to be paid quarterly service fees equal to the net profit of the Jin Ma Companies, such payments have not been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At June 30, 2010 approximately $21.6 million is due to us by the Jin Ma Companies which remains unpaid as of the date hereof. Although we have no business and operations other than pursuant to the terms of the Contractual Arrangements, we incur operating expenses related to our public company reporting requirements including legal and accounting fees and other professional fees. Any other conflicts of interest which may arise between our company and the Jin Ma Companies related to their obligation to pay the amounts due us will be resolved in their favor which could adversely impact our ability to pay our obligations and operating expenses in future periods.

If the Jin Ma Companies do not begin paying their quarterly service fees, it is possible that we will not have sufficient capital to pay our operating expenses which could result in a removal of our common stock from quotation on the OTC Bulletin Board.

          As described elsewhere in this report, we do not generate any revenue and we completely rely on the quarterly service fees from Jin Ma Companies to support our operation. The Jin Ma Companies have never paid our consulting fees on a regular basis and the failure of the Jin Ma Companies to pay our fees as from time to time adversely impacted our ability to pay our obligations. At June 30, 2010 the Jin Ma Companies owe us $21.6 million in consulting fees. If the Jin Ma Companies do not pay us, we may not have sufficient capital to pay our operating expenses. If we fail to timely file our periodic and other reports with the Securities and Exchange Commission, our stock could be removed from quotation on the OTC Bulletin Board.

The Jin Ma Companies may not be able to maintain and/or comply with all applicable government regulation.

          The Jin Ma Companies are subject to extensive regulation by the central government and by the regional and local authorities of Inner Mongolia and Hohhot where their business operations take place and their properties are located. We believe that the Jin Ma Companies are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to its operations in construction, hotel operation and real estate development. Nevertheless, there can be no assurance that the Jin Ma Companies will continue to be in substantial compliance with current laws and regulations, or whether they will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, the Jin Ma Companies will be required to conform their activities in order to comply with such regulations. Failure by them to comply with applicable laws and regulations could subject one or more of those companies to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business and operations and our results of operations in future periods.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

          As the business operations of the Jin Ma Companies generate noise, waste water, gaseous and other industrial wastes, those companies are required to comply with all national and local regulations regarding protection of the environment. We believe that the Jin Ma Companies are in substantial compliance with present environmental protection requirements and to date it has not incurred any costs associated with compliance with these environmental regulations. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. If one or more of these companies should fail to comply with present or future environmental regulations, however, such company may be required to pay substantial fines, suspend production or cease operations. Any failure by the Jin Ma Companies to control the use of or to restrict adequately the discharge of, hazardous substances could subject those companies to potentially significant monetary damages and fines or suspensions in their business operations which could have an adverse impact on our results of operations in future periods.

The Jin Ma Companies lack of property and general liability insurance.

          The Jin Ma Companies are self-insured, and as such do not carry any property insurance, general liability insurance, nor any other insurance that covers the risks of their business operations. We do not carry any insurance on their behalf. As a result, any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse affect on its financial condition and our results of operations in future periods.

Because Jin Ma Construction is dependent upon a few major customers for substantially all of its current net revenues, the loss of any one of them would reduce our net revenues, liquidity and hinder our ability to be profitable.

          Jin Ma Construction is presently dependent upon revenues from a limited number of customers. For fiscal 2010, four construction projects accounted for 73.9% of total consolidated net revenues and 64% of its total accounts receivable are due from these customers. For fiscal 2009, four construction projects accounted for 89.5% of total consolidated net revenues and $11,076,151 of accounts receivable due from these customers. The nature of Jin Ma Construction’s business is that at any given time it will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects.

          Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in its results of operations, liquidity and cash flows in future periods which would adversely impact our results of operations.

The recent change in the focus of Jin Ma Construction’s operations will impact its revenues and Jin Ma Real Estate’s gross profit in future periods.

          Recently, the Jin Ma Companies have made a decision to focus the construction activities of Jin Ma Construction on building projects for Jin Ma Real Estate and away from third party projects. The Jin Ma Companies have adopted this strategy in an effort to maximize the gross profits from the sale of Jin Ma Real Estate projects as management anticipates growth in residential real estate in Inner Mongolia. The result of this change will be a reduction in revenues reported by Jin Ma Construction in future periods. While the Jin Ma Companies anticipate that the gross profit margin reported by Jin Ma Real Estate will substantially increase, management anticipates that overall net revenues in fiscal 2011 may be reduced from prior periods.

The Jin Ma Companies could experience a reduction in revenues or reduced cash flows if it is unable to obtain reasonably priced financing to support its construction projects and land development activities.

          The construction industry and real estate development industry are capital intensive, and development requires significant up-front expenditures to acquire land and begin development. Accordingly, the Jin Ma Companies may incur substantial indebtedness to finance its construction and land development activities. Although we believe that internally generated funds and current borrowing capacity will be sufficient to fund its capital and other expenditures including land acquisition, development, and construction activities, the amounts available from such sources may not be adequate to meet its needs. If such sources are not sufficient, the Jin Ma Companies would seek additional capital in the form of debt from a variety of potential sources, including bank financing. The availability of borrowed funds to be used for land acquisition, development, and construction, may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. The failure to obtain sufficient capital to fund the Jin Ma Companies planned expenditures could have a material adverse effect on it business and operations and our results of operations in future periods.

Risks Relating to Construction Operations

If Jin Ma Construction is unable to accurately estimate and control its contract costs and timelines, then it may incur losses on contracts, which may result in decreases in its operating margins and in a significant reduction or elimination of profits.

          Net revenues from Jin Ma Construction represent 74% and 95% of our total net revenues for fiscal 2010 and fiscal 2009, respectively. If Jin Ma Construction does not control its contract costs, it may be unable to maintain positive operating margins or experience operating losses. Jin Ma Construction typically enters into one of three principal types of contracts with its clients: cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. Under fixed-price contracts, it receives a fixed price regardless of what its actual costs will be. Consequently, it realizes a profit on fixed-price contracts only if it controls its costs and prevents cost over-runs on the contracts. Under fixed-price contracts modified by incentive and penalty provisions, Jin Ma Construction is paid a fixed price that may be increased or decreased based on incentive and provisions in its contracts. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, Jin Ma Construction is reimbursed for allowable costs and fees, which may be fixed or performance-based. If its costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, it may not be reimbursed for all of its costs. Under each type of contract, if Jin Ma Construction is unable to estimate and control costs and/or project timelines, it may incur losses on its contracts, which may result in decreases in its operating margins and in a significant reduction or elimination of its profits.

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

A portion of Jin Ma Construction’s future revenues will depend on its ability to consistently bid and win new contracts and, therefore, its failure to effectively obtain future contracts could adversely affect its profitability.

          While a major portion of Jin Ma Construction’s efforts in fiscal 2011 will be directed towards constructing projects for Jin Ma Real Estate, Jin Ma Construction will continue to bid on third party projects. Jin Ma Construction’s future revenues and overall results of operations from third party projects require it to successfully bid on new contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if Jin Ma Construction fails to secure adequate financial arrangements or the required governmental approval, it may not be able to pursue particular projects, which could adversely affect its profitability and our results of operations in future periods.

Jin Ma Construction may be subject to significant potential liabilities as a result of construction defect, product liability and warranty claims made against it.

          Jin Ma Construction may be subject to construction defect, product liability and related warranty claims arising in the ordinary course of its business. These claims are common to the real estate development and the construction industries and can be costly. With respect to certain general liability exposures, including construction defect and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. Jin Ma Construction is not insured against such claims and it may not have sufficient funds available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding such claims, and future claims may arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with its subcontractors. In that event, its results of operations in future periods could be adversely impacted if it is required to pay substantial amounts associated with a claim and the attendant litigation which would in turn adversely impact our results of operations.

Reliance on independent contractors in providing various services creates risks and Jin Ma Construction is exposed to various risks in relation to contractors’ performance.

          Jin Ma Construction engages independent third party contractors, through open tenders, to provide various services including construction, piling and foundation, building and fitting-out works, interior decoration and installation of elevators. Although it is Jin Ma Construction’s strategy and policy to select reputable, independent third party contractors with positive track records in most cases and to supervise the construction progress, there is no assurance that the services rendered by any of these independent third party contractors will always be satisfactory or match the targeted quality level required by it and there may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which it operates.

Additionally, Jin Ma Construction is exposed to the risk that a contractor may require additional capital in excess of the cost they tendered to complete a contractual property development and Jin Ma Construction may have to provide such additional capital. Furthermore, there is risk that contractors may experience financial or other difficulties which may affect their ability to carry out construction works, thus delaying the completion of Jin Ma Construction’s property developments or resulting in additional costs for it. Any of these factors could adversely affect its revenues and reputation and our results of operations in future periods.

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

          A significant portion of the operating costs of the Jin Ma Hotel are fixed. Accordingly, a decrease in its revenues could result in a disproportionately higher decrease in its earnings because its operating costs and expenses are unlikely to decrease proportionately. The hotel industry is seasonal in nature. Thus, during Jin Ma Hotel’s slow seasons, its expenses do not vary as significantly as changes in occupancy and restaurant and banquet activities and the corresponding revenues since it is required to continue to pay salaries, make regular repairs, maintenance and renovations and invest in other capital improvements throughout the year to maintain the attractiveness of the hotel. The property development and renovation costs may increase as a result of increasing costs of materials. In addition, although during fiscal 2006, the Jin Ma Hotel completed a renovation, in the future it will be required to undertake ongoing renovations and other leasehold improvements, including periodic replacement of furniture, fixtures and equipment, in order to maintain the hotel’s good condition and attractive appearance. If it does not make needed investments and improvements, it could lose its market share to its competitors and the hotel occupancy rates may decline. However, the Jin Ma Hotel has a limited ability to pass increased operating costs to customers through room rate increases. This creates an ongoing need for cash to the extent the Jin Ma Hotel cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Therefore, its costs and expenses may remain constant or increase even if its revenues decline. Accordingly, its financial results may be sensitive to the cost and availability of funds which could adversely impact our results of operations in future periods.

Risks Relating to Real Estate Development Operations

The PRC government may adopt further measures to curtail the overheating of the property sector.

          Along with the economic growth in China, investments in the property sectors have increased significantly in the past few years. In response to concerns over the scale of the increase in property investments, the PRC government has introduced policies to curtail property development. The PRC government’s restrictive regulations and measures to curtail the overheating of the property sector could increase Jin Ma Real Estate’s operating costs in adapting to these regulations and measures, limit its access to capital resources or even restrict its business operations. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures, which could further slow down property development in China and adversely affect Jin Ma Real Estate’s business and prospects and our results of operations in future periods.

Future Jin Ma Real Estate development projects are heavily dependent on the performance of the residential property market in China, which is at a relatively early development stage.

          The residential property industry in the PRC is still in a relatively early stage of development. Although demand for residential property in the PRC has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal, and other factors, most of which are beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information, as well as the overall low level of transparency in the PRC, especially in tier two cities, which have lagged in progress in these aspects when compared to tier one cities. The lack of a liquid secondary market for residential property may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals may further inhibit demand for residential developments.

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

          We cannot assure you that any development project will be completed on time or within budget or at all. Jin Ma Real Estate’s cost estimates and projected completion dates for development and construction of new building projects may change significantly as the projects progress. A delay in scheduled openings will delay Jin Ma Real Estate’s receipt of increased sale revenues. If it does not successfully address its increased management needs or it is otherwise unable to manage its growth effectively, its operating results could be materially and adversely affected which would in turn adversely impact our results of operations in future periods.

While Jin Ma Real Estate attempts to anticipate consumer preferences and location-related concerns, it is subject to the inherent uncertainty of market acceptance.

          Jin Ma Real Estate is currently operating principally in Hohhot. Achieving market acceptance for its properties, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be as receptive to its properties. Market acceptance of Jin Ma Real Estate’s current and proposed properties will depend, in large part, upon its ability to inform potential customers that the distinctive characteristics of its properties make them superior to competitive properties and justify their pricing. There can be no assurance that its current and proposed properties will be accepted by consumers or that any of its current or proposed properties will be able to compete effectively against other properties. Lack of market acceptance of Jin Ma Real Estate properties would have a material adverse effect on it business and operations and our results of operations in future periods.

Jin Ma Real Estate is required by market practice to guarantee the mortgages of its customers.

          In accordance with market practice in China, Jin Ma Real Estate is required to provide guarantees during the development phase to the banks in respect of mortgages offered to the property buyers until submission of the relevant real estate ownership certificates and certificates of other interests in the property unit by the relevant property buyers to the mortgage bank. During fiscal 2010 and fiscal 2009, Jin Ma Real Estate did not pay any funds under guarantees and it does not expect to pay such guarantees in the future. If there are changes in laws, regulations, policies, and practices that would prohibit property developers from providing guarantees to banks in respect of mortgages offered to property purchasers and as a result, banks would not accept any alternative guarantees by third parties, or if no third party is available or willing in the market to provide such guarantees, it may become more difficult for property purchasers to obtain mortgages from banks and other financial institutions during sales and pre-sales of our properties. Such difficulties in financing could result in a substantially lower rate of sale and pre-sale of our properties, which would adversely affect its cash flow, financial condition, and results of operations. If a property buyer defaults under the loan and Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank, the mortgage bank will assign its rights under the loan and the mortgage to Jin Ma Real Estate and, subject to registration, it will have full recourse to the property. In line with industry practice, Jin Ma Real Estate does not conduct independent credit checks on the property buyers but relies instead on the credit checks conducted by the mortgage banks. We are not aware of any pending changes in laws, regulations, policies, or practices that will prohibit such practice in China. However, there can be no assurance that such changes in laws, regulations, policies, or practices will not occur in China in the future. If Jin Ma Real Estate should be required to pay amounts under one or more of these guarantees, it will reduce its capital which is available to conduct its business and operations and adversely impact our results of operations in future periods. These guarantees are not disclosed/reflected in the financial statements.

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

          The major materials of the real estate industry are land and construction materials. Land supply is strictly controlled by the Chinese government. The continuing land consumption by the real estate industry in China will make it continually difficult for real estate developers to obtain land which may lead to substantial increases in land prices, which will in turn increase development costs. In addition, currently, the costs of some construction materials have increased. Further, the price of new materials due to the implementation of environmental laws may increase. The effect of prices of land and construction materials makes Jin Ma Real Estate’s operating results unpredictable.

Jin Ma Real Estate faces intense competition from other real estate developers.

          The property industry in the PRC is highly competitive. Local and regional property developers are our major competitors, and an increasing number of large state-owned and private national property developers have started entering these markets. Many of Jin Ma Real Estate’s competitors, especially the state-owned and private national property developers, are well capitalized and have greater financial, marketing, and other resources than it has. Some also have larger land banks, greater economies of scale, broader name recognition, a longer track record, and may have more established relationships. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers. Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments will be approved and or reviewed by the relevant government authorities, and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect Jin Ma Real Estate’s business and financial condition. Furthermore, property developers that are better capitalized than it and may be more competitive in acquiring land through the auction process. If Jin Ma Real Estate cannot respond to changes in market conditions as promptly and effectively as its competitors, or effectively compete for land acquisition through the auction systems and acquire other factors of production, its business and financial condition and our results of operations will be adversely affected. In addition, risk of property over-supply is increasing in parts of China, where property investment, trading, and speculation have become overly active. Jin Ma Real Estate is exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and its revenue and profitability will be adversely affected.

Risks Related to Doing Business in China

China’s economic policies could affect the Jin Ma Companies’ business.

          Our results of operations and prospects are subject to the economic, political, and legal developments in China. While China’s economy has experienced significant growth in the past 20 years, this growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on the Jin Ma Companies. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy, and the provision of preferential treatment to particular industries or companies. There are no assurances that these economic policies will not adversely impact the Jin Ma Companies’ business and operations in future periods which would in turn adversely impact our results of operations.

Because the majority of our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

          The majority of our executive officers and directors reside in the PRC and all of the Jin Ma Companies’ assets are located in the PRC. It therefore may be extremely difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

Because the Jin Ma Companies may not be able to obtain business insurance in the PRC, it may not be protected from risks that are customarily covered by insurance in the United States.

          Business insurance is not readily available in the PRC. To the extent that the Jin Ma Companies suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, it would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Uncertainties with respect to the PRC legal system could adversely affect us.

          We have no business or operations under than under the Contractual Arrangements. The businesses of Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Governmental control of currency conversion may affect the ability of the Jin Ma Companies to pay our fees.

          The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Under the terms of the Contractual Agreements, we are to receive all of our net income in RMB. The availability of foreign currency may restrict the ability of the Jin Ma Companies to remit sufficient foreign currency to pay the consulting fees due us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies and to pay the consulting due us pursuant to the Contractual Arrangements. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Jin Ma Companies from obtaining sufficient foreign currency to satisfy its currency demands, at such time as it begins paying our accrued consulting fees it may not be able to obtain sufficient foreign currencies to pay us.

Fluctuation in the value of RMB may have a material adverse effect on our operating results in future periods.

          The Jin Ma Companies recognize net revenues in RMB which are translated to U.S. dollars within our financial statements. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially and adversely affect results of operations in future periods. There are no assurances that the RMB will not be subject to devaluation. We undertake no hedging activities and have no control over any currency fluctuations between the RMB and the U.S. dollar. If a devaluation of the RMB should occur, our results of operations in future periods would be adversely impacted which could in turn adversely impact the market value of our common stock.

Risks Relating to Ownership of Our Securities

We do not anticipate paying any cash dividends.

          The payment of dividends, if any, would be contingent upon capital requirements of both our company and the Jin Ma Companies and general financial condition. The payment of any dividends is within the discretion of our Board of Directors and we do not anticipate the declaration of any dividends in the foreseeable future, if ever. Investors should not purchase our common stock in anticipation of the payment by us of any dividends.

Certain of our officers and directors own a substantial portion of our outstanding common stock, which enables them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

          At September 24, 2010, our directors and executive officers control approximately 42.63% of our outstanding shares of common stock. These shareholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us and this control could adversely affect the voting and other rights of our other shareholders.

The exercise of outstanding warrants will be dilutive to our existing shareholders.

          At September 24, 2010, we had 1,934,878 shares of our common stock issued and outstanding and the following securities which are exercisable into shares of our common stock were outstanding:

•	183,503 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $3.20 per share.
•	12,692 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $4.00 per share.
•	8,750 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $6.00 per share.

          The exercise of the warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders.

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

The market price for our stock may be volatile and the volatility in our common share price may subject us to securities litigation.

          The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	market fluctuations associated with companies with operations in the PRC;
•	fluctuations of exchange rates between RMB and the U.S. dollar and
•	general economic or political conditions in China.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

          Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY.

          We do not maintain any offices apart from the Jin Ma Companies’ offices. The Jin Ma Companies’ properties are located in Hohhot, the capital city of the Autonomous Region of Inner Mongolia in China. To house its staff, and as its corporate headquarters, it maintains an office within the Jin Ma Hotel. The Jin Ma Companies believes that this arrangement is adequate for its current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS.

          We are not a party to any pending or threatened litigation.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

          Our common stock is quoted on the OTCBB under the symbol GHII. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal 2009
First quarter ended September 30, 2008	$20.40	$4.40
Second quarter ended December 31, 2008	$6.00	$3.20
Third quarter ended March 31, 2009	$3.60	$1.60
Fourth quarter ended June 30, 2009	$10.40	$2.40

Fiscal 2010
First quarter ended September 30, 2009	$6.40	$3.60
Second quarter ended December 31, 2009	$6.40	$2.40
Third quarter ended March 31, 2010	$6.40	$2.80
Fourth quarter ended June 30, 2010	$4.40	$2.80

          On September 24, 2010, the last sale price of our common stock as reported on the OTCBB was $3.13 per share. As of September 24, 2010, there were approximately 191 record owners of our common stock.

Dividend Policy

          We have never paid cash dividends on our common stock. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on our net revenues and earnings, capital requirements and financial conditions. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

          None, other than as previously reported.

ITEM 6. SELECTED FINANCIAL DATA

          Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion of our financial condition and results of operation for the fiscal 2010 and fiscal 2009 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

          We are not engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. Pursuant to the requirements of ASC Topic 810, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) and we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this annual report, the assets and liabilities at June 30, 2010 and 2009 and the results of operations for fiscal 2010 and fiscal 2009 are those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have developed business and operations which are independent of the Jin Ma Companies, of which there are no assurances, we will in all likelihood be forced to cease our operations.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the calculation of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, provisions for estimated losses on uncompleted contracts, the fair value of conversion options embedded in convertible debt, and the fair values of warrants granted in connection with the issuance of the convertible debt. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of net revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

Principles of consolidation

          Pursuant to ASC Topic 810, we are required to include in our consolidated financial statements the financial statements of variable interest entities. ASC Topic 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

          The Jin Ma Companies are considered VIEs, and we are the primary beneficiary. On June 29, 2007, we entered into the Contractual Arrangements with the Jin Ma Companies pursuant to which we are to receive 100% of the Jin Ma Companies net income. In accordance with these agreements, the Jin Ma Companies are to pay consulting fees equal to 100% of their net income to our wholly-owned subsidiary, Global Rise, and Global Rise shall supply the technology and administrative services needed to service the Jin Ma Companies.

          The accounts of the Jin Ma Companies are consolidated in the accompanying financial statements pursuant to ASC Topic 810. As a VIE, the Jin Ma Companies net revenues are included in our total net revenues, their income from operations is consolidated with ours, and our net income includes all of the Jin Ma Companies net income. There is no non-controlling interest in net income and accordingly, no net income is subtracted in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in the Jin Ma Companies that requires consolidation of the Jin Ma Companies financial statements with our financial statements.

Accounts receivable, notes receivable and other receivables

          We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing receivables. We periodically review our receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

          Prior to the time when the Jin Ma Companies financial statements were prepared in accordance with U.S. generally accepted accounting policies, the Jin Ma Companies did not record reserves for uncollectable accounts. Following the Contractual Arrangements, in accordance with U.S. generally accepted accounting policies we initially estimated reserves based solely upon the age of the receivables as a historical basis by which the collectability could be reasonably estimated did not exist. As a basis for accurately estimating the likelihood of collection has been established, the Jin Ma Companies consider a number of factors when determining reserves for uncollectable accounts. We believe that we use a reasonably reliable methodology to estimate the collectability of the Jin Ma Companies receivables. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Should we become unable to reasonably estimate the collectability of our receivables, our results of operations could be negatively impacted. At June 30, 2010 and 2009, we have established, based on a review of our outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $978,455 and $1,002,621, respectively, on our total accounts receivable. We believe that our note receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required at June 30, 2010 and 2009.

          Other receivables are primarily related to advances made to various vendor, subcontractors, and other parties in the normal course of business and an allowance was established when those parties were deemed to be unlikely to repay the amounts. At June 30, 2010 and 2009, we have established, based on a review of our outstanding other receivable balances, an allowance for doubtful accounts in the amount of $69,171 and $143,974, respectively.

Inventories

          Inventories, consisting of consumable goods related to our hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

          We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At June 30, 2010 and 2009, real estate held for sale amounted to $367,009 and $0, respectively.

Advances from customers

          Advances from customers at June 30, 2010 and 2009 of $144,670 and $246,191, respectively, consist of prepayments from third party customers to us for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. We will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with our revenue recognition policy.

Construction in progress

          Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of June 30, 2010 and 2009, construction in progress amounted to $12,860,646 and $10,560,114, respectively.

Derivative financial instruments

          We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, we use the Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2010 and 2009, we had $653,630 and $0, respectively, of warrants liability on the balance sheet.

Revenue recognition

          We follow the guidance of ASC Topic 605 and Topic 360 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams:

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

          In 2007 and 2008, Jin Ma Real Estate entered into agreements to construct new dormitories as follows:

          a) In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Vocational School. Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. In November 2008, Jin Ma Real Estate completed the construction. In December 2008 and October 2009, Jin Ma Real Estate received the first and second payment of 4,800,000 RMB, respectively. Since the agreement did not have a stated interest rate, we used an imputed interest rate of 6.12% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 61,691,138 RMB (approximately $9,000,000). The deferred gain on the sale of the property was approximately $52,000 of which $914 and $860 was recognized in fiscal 2010 and fiscal 2009, respectively, pursuant to the installment method and is reflected in the accompanying statements of income.

          b) In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry School entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Chemistry School situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate leased the buildings to the Chemistry School for a period of 20 years. The annual lease payments are RMB 10.62 million (approximately $1.55 million) for 5 years (from fiscal 2010 to fiscal 2014), and the annual lease payment is RMB 5.42 million (approximately $0.79 million) for 15 years (from fiscal 2015 to fiscal 2029). As of June 30, 2010, Jin Ma Real Estate received a partial initial annual installment from Inner Mongolia Chemistry School of 6,559,548 RMB (approximately $960,000). Since the agreement did not have a stated interest rate, we used an imputed interest rate of 5.94% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 84,196,104 RMB (approximately $12 million). The deferred gain on the sale of the property was approximately $3,900,000 of which $72,000 was recognized in fiscal 2010 pursuant to the installment method and is reflected in the accompanying statements of income.

          In accordance with ASC Topic 360, the initial gains from the sales of the Vocational School and Chemistry School were deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (ASC Topic 360). Therefore the gains are being recognized into income as payments are received using the installment method. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenues and cost of sales are recognized based on the apportionments, and we recognized imputed interest income on the accompanying consolidated statements of income as summarized below.

          As of June 30, 2010, the remaining deferred gains for Vocational School and Chemistry School leases of $50,291 and $3,833,940, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. As of June 30, 2009, the remaining deferred gains for Vocational School and Chemistry School leases of $50,938 and $0, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

          The deferred gains were recognized pursuant to the installment method and are reflected in the accompanying consolidated statements of income follows:

	Fiscal 2010	Fiscal 2009

Net revenues	$386,958	$149,602
Cost of sales	314,044	148,742

Gross profit recognized	$72,914	$860

          Jin Ma Real Estate receives annual payments of principal and the related imputed interest from the Vocational School and Chemistry School. During fiscal 2010 and fiscal 2009, we allocated the payments received as follows:

	Fiscal 2010	Fiscal 2009

Amount applied to principal balance of note receivable	$386,958	$149,602
Interest income recognized on consolidated statement of income	1,274,604	551,313

Total payment received	$1,661,562	$700,915

          Revenue from the performance of general contracting, construction management and design-building services is recognized upon completion of the service.

          Revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, is recognized when rooms are occupied and services have been rendered.

          In accounting for long-term engineering and construction-type contracts, we follow the provisions of ASC Topic 605. We recognize revenues using the percentage of completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor, and productivity, and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards which may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset, costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized.

Foreign currency translation

          Our reporting currency is the U.S. dollar. Our functional currency is the U.S. dollar and the functional currency of our China subsidiaries and the variable interest entities is RMB. For the subsidiaries and variable interest entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the year, assets and liabilities are translated at the unified exchange rate at the end of the year, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Jin Ma Companies revenue transactions are transacted in the functional currency. We do not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on our results of operations.

          Asset and liability accounts at June 30, 2010 and 2009 were translated at 6.8086 RMB to $1.00 and at 6.8448 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for fiscal 2010 and fiscal 2009 were 6.83667 RMB and 6.84819 RMB to $1.00, respectively. Cash flows from the Jin Ma Companies operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Warranty policy

          In accordance with ASC Topic 450, we estimate liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by construction defects and expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, claims made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for fiscal 2010 and fiscal 2009 were immaterial.

Recent Accounting Pronouncements

          In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 is not expected to have a material impact on our results of operations or financial condition.

          In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU is not expected to have a material impact on our results of operations or financial condition.

          In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that, at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU is not expected to have a material impact on our results of operations or financial condition.

          In December 2009, FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets.” This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

          In December 2009, FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This ASU is effective for the interim and annual reporting periods beginning after November 30, 2009. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

          In January 2010, FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash.” The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this ASU are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

          In January 2010, FASB issued ASU No. 2010-02, regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

          In January 2010, FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows:

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

          The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the provisions of the standard on July 1, 2010, which will not have a material impact on our financial statements.

          In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). All of the amendments in this ASU are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU did not have a material impact on our financial statements.

          In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this ASU. We do not expect the provisions of ASU 2010-11 to have a material effect on our financial position, results of operations or cash flows.

          In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.” The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. We do not expect the provisions of ASU 2010-13 to have a material effect on our financial position, results of operations or cash flows.

          In May 2010, the FASB issued ASU 2010-19, “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates”. The amendments in this ASU are effective as of the announcement date of March 18, 2010. The adoption of this ASU did not have a material effect on our financial position, results of operations or cash flows.

          In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Year Ended June 30, 2010 (“fiscal 2010”) and Year Ended June 30, 2009 (“fiscal 2009”)

	Fiscal 2010	% of Total Net Revenues		Fiscal 2009	% of Total Net Revenues

NET REVENUES
Construction	$37,496,002	73.6		$77,041,208	95.2
Hotel	3,086,553	6.1		3,515,821	4.3
Real estate	10,331,004	20.3		382,463	0.5

Total Net Revenues	50,913,559	100.0		80,939,492	100.0

COST OF SALES
Construction	32,311,960	86.2	*	66,277,041	86.0	*
Hotel	1,965,973	63.7	*	1,945,299	55.3	*
Real estate	6,465,472	62.6	*	300,510	78.6	*

Total Cost of Sales	40,743,405	80.0		68,522,850	84.7

GROSS PROFIT
Construction	5,184,042	13.8	*	10,764,167	14.0	*
Hotel	1,120,580	36.3	*	1,570,522	44.7	*
Real estate	3,865,532	37.4	*	81,953	21.4	*

Total Gross Profit	10,170,154	20.0		12,416,642	15.3

* Represents percentage of respective segments total net revenues

          Net Revenues. For fiscal 2010, our overall net revenues decreased 37.1% from fiscal 2009. The decrease in net revenues was mainly due to decreased activity in Jin Ma Construction’s operations caused by a softening of the real estate market in Hohhot as discussed elsewhere.

          Net revenues related to Jin Ma Construction by construction project are summarized as follows:

Project Name	Fiscal 2010	% (*)		Fiscal 2009	% (*)

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	$—	—		$10,557,604	13.7	*
Tian Fu Garden residential project (Phase I and II)	—	—		16,698,666	21.7	*
Ai Bo Garden residential apartment project	(117,467)	(0.3	)*	26,828,713	34.8	*
Lanyu Garden project	3,405,405	9.1	*	—	—
Fu Xing Committee Bath Center project	5,756,345	15.4	*	18,430,028	23.9	*
Jianhe Garden residential project	14,289,732	38.1	*	—	—
Tuzuoqi (Chasuqi) Low-rent House project	14,150,285	37.7	*	—	—
Other	11,702	0.0	*	4,526,197	5.9	*

Total construction segment net revenues	$37,496,002	100.0		$77,041,208	100.0

           *          Represents percentage of construction segment net revenues.

          At June 30, 2010, the percentage completed for each respective construction job is as follows:

% Complete

Ai Bo Garden residential apartment project (Phase I and Phase II)	100.0%
Lanyu Garden Number 3 residential building	100.0%
Fu Xing Committee Bath Center	100.0%
Jianhe Garden residential project	47.8%
Tuzuoqi (Chasuqi) Low-rent House project	99.4%

          As of June 30, 2010, Jin Ma Construction had primarily one uncompleted third party construction project remaining, the Jianhe Garden residential project which was 47.8% complete. In addition to the third-party construction projects outlined above, Jin Ma Construction has been acting as general contractor for Jin Ma Real Estate to construct residential real estate development projects as discussed below which has attributed to the reduction in construction revenues as Jin Ma Construction is now focusing on acting as general contractor for Jin Ma Real Estate in order to vertically integrate all development processes from construction management to the sale of real estate units to customers.

          Net revenues for Jin Ma Hotel’s operations decreased approximately 12.2% for fiscal 2010 from fiscal 2009 primarily due to decreased sales at the hotel’s banquet and catering facility. While the Chinese economy has been warming since the first half of fiscal 2010, the Jin Ma Hotel has seen a decrease in visitors to its banquet facility. It attributes this decrease to an increase in competition as more restaurants open in the area. Jin Ma Hotel is refocusing its marketing efforts to increase traffic to the hotel to target new tour groups and local traffic to the banquet facilities.

          Net revenues for Jin Ma Real Estate’s operations increased approximately 2,601.2% for fiscal 2010 compared to fiscal 2009. During fiscal 2010, Jin Ma Real Estate, in cooperation with Jin Ma Construction who acted as general contractor, developed Buildings 1 to 4 of Procuratorate Housing Estates and Jian Guan Residential buildings (also known as building 5 of the Procuratorate Housing Estates). In fiscal 2010, it sold substantially all of the units of real estate held for sale and recognized revenue from the sale of these units.

          Net revenues from real estate development operations are summarized as follows:

Project Name	Fiscal 2010	Fiscal 2009

Building 1 to 4 of Procuratorate Housing Estates	$7,741,165	$—

Building 5 of the Procuratorate Housing Estates (Jian Guan)	2,202,881	—

Inner Mongolia Electrical Vocational Technical School	159,025	149,602

Inner Mongolia Chemistry College	227,933	—

Other real estate development projects	—	232,861

Total real estate segment net revenues	$10,331,004	$382,463

          As a result of the change in the focus of Jin Ma Construction from acting as a general contractor for third party projects to building projects for Jin Ma Real Estate, we expect that both the Jin Ma Companies’ revenues and gross profit will be impacted in fiscal 2011. Jin Ma Construction will not report revenues from work completed for Jin Ma Real Estate, but Jin Ma Real Estate’s gross profit in sales of its properties should increase significantly. Jin Ma Construction expects that the Jianhe Garden residential project will be completed during fiscal 2011 and Jin Ma Real Estate will continue to record revenues from both the Vocational School and the Chemistry School during fiscal 2011. While Jin Ma Real Estate has additional projects in early development, the timing of any revenues from those projects is presently undeterminable.

          Cost of Revenues. Overall, cost of revenues decreased from 84.7% of net revenues for fiscal 2009 to 80.0% of net revenues for fiscal 2010. Cost of revenues as a percentage of net revenues from Jin Ma Construction’s operation for fiscal 2010 increased to 86.2% from 86.0% for fiscal 2009. The slight increase was mainly attributable to the slight increase in construction materials and labor costs.

Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operations for fiscal 2010 increased to 63.7% from 55.3% for fiscal 2009. The increase in cost of sales as a percentage of net revenues was primarily attributable to the increase in food costs. Beginning in fiscal 2010, Jin Ma Hotel increased the quantity of each dish without a proportionate increase in the sales price in order to give an incentive to its customers and prevent significant decreases in its sales revenues. It expects the cost of revenues as a percentage of net revenues for its hotel operation will remain at its current level in the near future. Cost of revenues for Jin Ma Real Estate’s operation as a percentage of net real estate revenues for fiscal 2010 decreased to 62.6% from 78.6% for fiscal 2009. In the fiscal year of 2010, 6.7% of cost of revenues attributable to Jin Ma Real Estate was attributable to the Vocational School and Chemistry School and was recognized on the installment method which apportions each cash receipt and principal payment by the buyer between cost recovered and profit and 93.3% was attributable to the cost of units of real estate units sold. In fiscal 2009, 39% of cost of revenues for Jin Ma Real Estate related to the Vocational School and 61% was attributable to the cost of remaining units of real estate sold. The different revenue mix in fiscal 2010 and fiscal 2009 had an effect of lowering cost of sales as a percentage of revenues as compared to fiscal 2009.

          Gross Profit. Gross profit increased from 15.3% of overall net revenues for fiscal 2009 to 20.0% of overall net revenues for fiscal 2010. The increase in gross profit was attributable to an increase in revenues generated from Jin Ma Real Estate for which it recognized gross profit of 37.4%.

          Operating Expenses. For fiscal 2010, overall operating expenses increased 33.9% from fiscal 2009. This increase was mainly due to a decrease in a gain from bad debt recovery related to the collection of accounts receivable which had previously been written off and offset by a decrease in depreciation and amortization and a decrease in loss on disposal of property and equipment. We expect that operating expenses will maintain at their current level with minimal increases in the near future.

          Other hotel Operating Expenses. Other hotel operating expenses, represent costs and expenses associated with operating Jin Ma Hotel's restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses increased 49.9% for fiscal 2010 from fiscal 2009. Other hotel operating expenses were 2.9% of hotel revenues for fiscal 2010 as compared to 1.7% for fiscal 2009. The increase in other hotel operating expenses for fiscal 2010 is primarily attributable to an increase in expenditures related to the purchase of low cost items such as plates, glasses and napkins which were expensed in the fiscal 2010 period.

          Bad Debt (Recovery) Expenses. For fiscal 2010, bad debt recovery income amounted to $102,704 as compared to bad debt recovery income of $993,338 for fiscal 2009, a decrease of 89.7% and relates to the collection of old receivable balances previously written off. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in the Jin Ma Companies existing accounts and other receivables. We periodically review the Jin Ma Companies’ accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

          Salaries and Employee Benefits. For fiscal 2010, salaries and employee benefits amounted to $908,590 as compared to $935,383 for fiscal 2009, a decrease of 2.9%. This decrease is primarily related to the slight decrease in employee benefits. We expect that salaries and employee benefits will remain at current level with minimal increase in the near future.

          Depreciation and Amortization. For fiscal 2010, depreciation and amortization decreased 8.5% as compared to fiscal 2009. This decrease was primarily due to the disposal of construction equipment in fiscal 2009, which primarily included cranes and other heavy equipment.

          Loss on disposal of property and equipment. For fiscal 2010, we did not have any disposal activity for property and equipment as compared to a loss on disposal of property and equipment amounted to $302,776 in fiscal 2009.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of selling, office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. Selling, general and administrative expenses increased 7.4% for fiscal 2010 compared to fiscal 2009. The increase was primarily attributable to an increase in professional fees paid for business development and planning.

          Total Other Income (Expenses). In fiscal 2010, we recorded other income of $2,629,664 as compared to other expenses of $1,798,885 in fiscal 2009. In fiscal 2010 and 2009, other income (expenses) consisted of the following:

•	in fiscal 2010, we recorded a gain on extinguishment of derivative liabilities of $2,111,506 related to the conversion and repayment of convertible debt as compared to $0 in fiscal 2009;
•

in fiscal 2010, we recorded a gain on change in fair value of derivative liabilities of $1,756,959 related to the change in fair value of derivative liabilities associated with warrants and the embedded conversion option on convertible debt;

•

in fiscal 2010, gain on disposal of land use rights and certain property and equipment was $350,885. On August 15, 2009, an agreement was entered into whereby Jin Ma Construction sold land use rights together with the building on the parcel for approximately $2.2 million (RMB 15 million). The sale amount was fully received by Jin Ma Construction by the end of October 2009. For fiscal 2010, Jin Ma Construction recognized a gain from the sale of land use rights and property of $350,885. We did not generate any comparable income for fiscal 2009.

•

in fiscal 2010, we recorded interest income of $1,274,999 as compared to interest income of $552,777 in fiscal 2009, an increase of $722,222 attributable to the recording of interest income from the collection of the annual payment from the Chemistry School;

•

in fiscal 2010, we recorded interest expense of $2,864,685 as compared to $2,472,021 in fiscal 2009, an increase of $392,664 or 15.9% attributable to an increase in interest expense from the accretion of debt discount of $955,062 and an increase in interest of $99,141 from the issuance of our common stock for interest and the reduction of the warrants exercise price offset by a decrease interest expense of $661,539 related to our outstanding debt which was substantially reduced in fiscal 2010; and

•	in fiscal 2009, we recognized a gain of $117,882 from the recovery of a registration rights penalty as compared to $0 in fiscal 2010.

          Provision for Income Taxes. Total provision for income taxes decreased 17.0% in fiscal 2010 (22.0% of income before income taxes) from fiscal 2009 (31.4% of income before income taxes). The decrease in the provision for income taxes was attributable to a decrease in income before income taxes related to our Chinese subsidiaries and the variable interest entities. The decrease in the provision for income taxes as a percentage of income before income taxes was attributable to the recording of non-taxable gains from derivative liabilities in fiscal 2010 and the effect of our U.S. net losses on our overall effective tax rate.

          Net Income. Net income increased 34.2% for fiscal 2010 from fiscal 2009. This increase was primarily attributable to an increase in gains recognized related to derivative liabilities, an increase in interest income, and a decrease in income tax expense offset by an increase in interest expenses and decrease in income from operations as described above. This translates to basic net income per common share of $5.14 and $4.69, and diluted net income per common share of $5.01 and $3.17, for fiscal 2010 and 2009, respectively.

          Comprehensive Income. For fiscal 2010, we reported unrealized gain on foreign currency translation of $187,809 as compared to $93,705 for fiscal 2009 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the Chinese Renminbi. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for net revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $8,460,867 for fiscal 2010 as compared to comprehensive income of $6,259,010 for fiscal 2009.

Liquidity and Capital Resources

          Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. Our principal liquidity demands are based on the capital needs of the Jin Ma Companies related to the development of new properties, land use right acquisitions, and our general corporate purposes.

          At June 30, 2010, we had a cash balance of $309,996, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

          Our working capital decreased by $2,670,026 to a negative balance of $539,342 at June 30, 2010 from a positive balance of $2,130,684 at June 30, 2009. This decrease in working capital is primarily attributable to:

•	a decrease in accounts receivable of $4,031,877,
•	a decrease in advances to suppliers of $200,570,
•	a decrease in other receivables of $1,172,736,
•	a decrease in due from related parties of $33,283,
•	a decrease in prepaid land use rights for resale of $4,041,090,
•	an increase in due to related parties of $230,453,
•	an increase in taxes payable of $695,975,
•	an increase in derivative liability of $653,630, and
•	an increase in billings in excess of costs and estimated earnings of $52,707,

Offset by:

•	an increase in cash and cash equivalents of $197,862,
•	an increase in note receivable on sales type lease – current portion of $992,410,
•	an increase in inventories of $36,169,
•	an increase in prepaid expenses of $210,000,
•	an increase in cost and estimated earnings in excess of billings of $77,340,
•	an increase in real estate held for sale of $367,009,
•	an increase in deferred tax assets of $267,668,
•	a decrease in loans payable – current portion of $1,328,612,
•	a decrease in accounts payable of $4,444,458,
•	a decrease in accrued expenses of $419,246, and
•	a decrease in advances from customers of $101,521.

          At June 30, 2009 we had $2,183,000 of principal and $131,438 of accrued but unpaid interest outstanding under our amended and restated 14% secured convertible debentures. These amended and restated debentures related to debentures we sold in 2007, the net proceeds of which we advanced the Jin Ma Companies. During fiscal 2010 certain debenture holders converted the debt into shares of our common stock in accordance with the terms of the debentures. On May 14, 2010, we entered into a Debenture and Warrant Amendment Agreement with the remaining holders of our amended and restated 14% secured convertible debenture, which, among other provisions:

•	reduced the conversion price of the outstanding 14% secured convertible debentures and the exercise price of the related warrants to $3.20 per share,
•

converted all remaining principal amount of $409,667, all accrued interest due under the 14% secured convertible debentures of $48,074 together with the penalties owed the debenture holders of $168,333, into 195,648 shares of our common stock,

•

contained an agreement by the debenture holder that individually they would not sell any shares of our common stock acquired upon the conversion of the 14% debentures or the exercise of the warrants in an amount which was more than 7% of the daily trading volume of our common stock on any given day for a one year period, and

•

We agreed not to issue shares any of our common stock at a price, or options, warrants or convertible securities with an exercise or conversion price that is less than the conversion price of the then outstanding convertible debt or the exercise price of the then outstanding warrants, as the case may be, with the intent of eliminating the provisions for a reduction in the exercise price of the warrants in the event that we issue stock at a price which is less than the exercise price of the warrants.

          As a result, during fiscal 2010, we satisfied all remaining amended and restated 14% secured convertible debentures by issuing 325,467 shares of our common stock for the principal balance of $1,199,450 and repaying the remaining principal balance of $983,550 using cash. The elimination of the debt will reduce our interest expense in future periods.

          Our balance sheet at June 30, 2010, reflects loans payable to third parties of $3,436,830 due through September 2012 which were working capital loans made to the Jin Ma Companies by these third parties. These loans bear annual interest rates ranging from 11.16% to 24% and are due between September 2010 and September 2012. Of this amount, approximately $2,900,000 is secured by the assets of the Jin Ma Hotel and the remaining balances are unsecured. These loans generally can be renewed with the respective parties when the loans mature. During fiscal 2010, the Jin Ma Companies repaid loans of $1,383,130 and we repaid or converted into common shares all remaining convertible debt, interest and penalties.

          The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash flow provided by operations, and from the collection of outstanding accounts and notes receivable balances. Upon acquiring land for future developments, the Jin Ma Companies intend to raise funds to develop its projects by the presale of units and by obtaining financing mainly from local banking institutions with which it has done business in the past. We believe that the relationships with these banks are in good standing and that the Jin Ma Companies’ real estate will secure the loans needed. We estimate that the Jin Ma Companies will have sufficient cash flow from operations to satisfy their working capital needs and to fund their operations for the next 12 months from the collection of their outstanding accounts and notes receivable. However, any delay in the collection of the receivables would have an adverse effect on their ability to fund their working capital requirements. There is, however, $3 million of debt which becomes due by May 2011 the majority of which is collateralized by the assets of the Jin Ma Hotel. The Jin Ma Companies do not presently have sufficient capital to satisfy this obligation. While the Jin Ma Companies believe they will be able to restructure this debt to extend the due date, if they are unable to do so, or to otherwise refinance the amount, a risk exists that this debt could be foreclosed upon which would deprive the Jin Ma Companies of revenue associated with this company and would materially adversely impact our results of operations in future periods.

          We require working capital to pay general and administrative expense, including audit, legal and related fees, associated with our reporting obligations under the Securities Exchange Act of 1934. Other than the management fees which are due us by the Jin Ma Companies, we do not presently have any other source of working capital. At June 30, 2010, we were owed approximately $21.6 million by the Jin Ma Companies. We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during fiscal 2010, if the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Operating Activities

          Net cash flow provided by operating activities was $297,028 for fiscal 2010 as compared to net cash used in operating activities of $6,209,234 for fiscal 2009, an increase of $6,506,263.

          For fiscal year 2010, net cash flow provided by operating activities was primarily attributable to:

•

net income of $8,273,058 adjusted for the add-back of non-cash items such as depreciation of $775,715, stock-based compensation of $322,500, common stock issued for interest of $76,114, and interest expense from amortization of debt discount of $2,183,000, and the reduction of net income for non-cash items such as bad debt recovery of $104,052, gain on sale of land use right of $350,885, gain on extinguishment of derivative liabilities of $2,111,506, and a gain on changes in fair value of derivative liabilities of $1,756,959 and;

•	the receipt of cash from operations from changes in operating assets and liabilities such as:
	•	a decrease in accounts receivable of $4,107,942 due to the collection of outstanding balances on completed construction projects;
	•	a decrease in note receivable of $314,044 due to the collections of annual payments due;
	•	a decrease in other receivables of $1,249,521due to the collection funds due from the sale of land use rights;
	•	a decrease in prepaid land use rights held for sale of $2,418,255 due to the refund of this deposit;
•	offset by the use of cash from changes in operating assets and liabilities such as:
	•	an increase in construction in progress of $10,660,340 and,
	•	a decrease in accounts payable and accrued expenses of $4,453,158.

          For the fiscal year 2009, net cash flow used in operating activities was primarily attributable to:

•	the use of cash from changes in operating assets and liabilities such as
	•	an increase in accounts receivable of $8,226,314;
	•	an increase in construction in progress of $13,276,624 from the use of cash for development of real estate;
	•	a decrease in taxes payable of $545,766;
•

offset by net income of $6,165,305 adjusted for the add back of non-cash items such as depreciation expense of $847,941, interest expense from amortization of debt discount of $1,227,938, amortization of debt issuance costs of $115,110 and loss on disposal of property and equipment of $302,776 and the reduction of net income for non-cash items such as bad debt recovery of $993,338;

•	offset by the receipt of cash from operations from changes in operating assets and liabilities including an increase in accounts payable and accrued expenses of $7,232,489.

Investing Activities

          Net cash flow provided by investing activities was $2,004,703 for fiscal 2010 as compared to cash provided by investing activities of $4,407,853 for fiscal 2009. For fiscal 2010, cash provided by investing activities consisted of proceeds from sale of land use right of $2,194,051 offset by $189,347 cash used for purchase of property and equipment. For fiscal 2009, cash provided by investing activities consisted of cash provided by repayment of amounts due from related party of $1,672,630 and cash received from the return of deposit on prepaid land use rights of $2,752,619 offset by $17,396 cash used for purchase of property and equipment.

Financing Activities

          Net cash flow used in financing activities was $2,103,850 for fiscal 2010 which was primarily attributable to repayment of loans payable of $1,383,130 and repayment of convertible debt of $983,550 offset by proceeds from advances from related party of $262,830. Net cash flow provided by financing activities was $270,024 for fiscal 2009 which was primarily attributable to proceeds from the sale of our common stock of $124,000 and proceeds from loans of $146,024.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

          Jin Ma Real Estate guarantees a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For fiscal 2010 and fiscal 2009, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

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

          The following tables summarize the Jin Ma Companies’ contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +

Contractual Obligations:
Bank and other third-party
Indebtedness	$3,436,830	$3,091,678	$345,152	—	—

Total Contractual Obligations:	$3,436,830	$3,091,678	$345,152	—	—

Off-balance Sheet Arrangements

          We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties other than the guarantee of mortgages for Jin Ma Real Estate’s customers in the normal course of business. For fiscal 2010 and fiscal 2009, the liability for guarantor’s obligation was not material and we have not incurred any losses related to the guarantee of mortgages. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On July 26, 2010, we dismissed AGCA, Inc. (formerly Yu and Associates CPA Corporation) as our independent registered public accounting firm and engaged Crowe Horwath (HK) CPA Limited as our independent registered public accounting firm. The dismissal of AGCA, Inc. was approved and ratified by our Board of Directors. AGCA, Inc. had served as our independent registered public accounting firm since August 2008. AGCA, Inc. did not resign or decline to stand for reelection.

          AGCA Inc.’s report dated October 19, 2009 on our balance sheets as of June 30, 2009 and 2008 and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the years ended June 30, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

          During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss AGCA, Inc., we had no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement if not resolved to the satisfaction of AGCA, Inc., would have caused it to make reference to the subject matter of the disagreement in connection with its report.

          During our two most recent fiscal years and the subsequent interim period prior to retaining Crowe Horwath (HK) CPA Limited neither we nor anyone on our behalf consulted Crowe Horwath (HK) CPA Limited regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements or any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K and Crowe Horwath (HK) CPA Limited did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2010, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

          Management conducted its evaluation of disclosure controls and procedures at June 30, 2010 under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Messrs. Yang and Wasserman concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2010.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During the assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, management identified material weaknesses related to:

•

our failure to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities and our failure to properly record the subsequent accounting for the changes in the fair value of the associated liabilities at September 30, 2009, December 31, 2009 and March 31, 2010,

•	the lack of U.S. GAAP expertise of the Jin Ma Companies’ internal accounting staff,
•	the lack of our internal audit functions,
•	the absence of an Audit Committee as of June 30, 2010, and
•	a lack of segregation of duties within accounting functions.

          As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

          Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

          In order to correct the foregoing material weaknesses, we have committed to the establishment of effective internal audit functions and the addition of accounting staff at the Jin Ma Companies with the proper expertise. We will also implement changes to our internal controls to ensure that derivative liabilities are properly recorded in future periods. We began our search for additional accounting staff during fiscal 2010, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region in which the Jin Ma Companies conduct operations, we were not able to hire sufficient internal audit resources before the end of fiscal 2010. However, during fiscal 2011 we will increase our search for qualified candidates with assistance from recruiters and through referrals.

          Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

          We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Until we are able to hire the proper accounting staff it is unlikely we will be able to remediate these material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Positions held:

Liankuan Yang	54	Chief Executive Officer, President, and Chairman of the Board of Directors
Adam Wasserman	46	Chief Financial Officer
Mingguo Wang (2)(3)	50	Director
Wen Biao Wang	46	Director
Gregory T. Wolfson (1)(2)	34	Director
Guohui Song (1)(3)	71	Director
Noel Robyn (1)(3)	65	Director
Yang Yang	28	Vice President, Director

(1)	Member of Audit Committee.
(2)	Member of Nominations and Governance Committee.
(3)	Member of Compensation Committee.

Biographical Information

          Liankuan Yang. Mr. Yang has served as our Chief Executive Officer, President, and Chairman of the Board of Directors since July 9, 2007. Mr. Yang founded Jin Ma Construction, Jin Ma Hotel and Jin Ma Real Estate, and is the Chairman and President of all three companies. Mr. Yang, a graduate of the China Agriculture University, has an engineering background and has extensive experience in business management. Mr. Yang has been recognized repeatedly as an “Excellent Entrepreneur” by the National Ministry of Construction, the National Ministry of Agriculture and the Regional Government of Inner Mongolia Autonomous Region. In recognition of his business achievements, Mr. Yang is also the recipient of the Special Prize from the Mayor of Hohhot. Mr. Yang is the father of Ms. Yang Yang.

          Adam Wasserman. Mr. Wasserman has served as our Chief Financial Officer since July 9, 2007. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has served as the chief financial officer of Transax International Limited since May 2005, chief financial officer of Oriental Dragon Corp, (formerly Emerald Acquisition Corp) since June 2010, and as the vice president of financial reporting of China Wind Systems, Inc., both clients of CFO Oncall, Inc. Mr. Wasserman currently serves as a member of the boards of directors for China Direct Industries, Inc. (NasdaqGM: CDII) and Bohia Pharmaceuticals Group, Inc. (OTCBB: BOPH) since January 2010 and July 2010, respectively. Mr. Wasserman has also served as the chief financial officer of Relationserve, Inc. (August 2005 to June 2006), Lotus Pharmaceuticals Inc. (October 2006 until April 2009), Explorations Group Inc. (January 2002 until December 2005), and Jiangbao Pharmaceuticals, Inc. (formerly Genesis Pharmaceuticals Enterprises, Inc.) (October 2001 until October 2007), all client companies of CFO Oncall, Inc. From June 1991 to November 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by

Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and is the treasurer and an executive board member of Gold Coast Venture Capital Association.

          Mingguo Wang. Mr. Wang has been a member of our Board of Directors since July 9, 2007. From July 1984 to present, Mr. Wang is employed as a sales representative for Beijing Yong’an Fuxing Pharmaceutical Co., Ltd where he also held positions such as deputy manager and department manager. From 2005 to July 2007, Mr. Wang also worked at Jin Ma Real Estate as a consultant overseeing its business operations. Mr. Wang is a graduate of the Beijing University of Chinese Medicine.

          Wen Biao Wang. Mr. Wang has been a member of our Board of Directors since July 9, 2007. Since March 1995, Mr. Wang has been the senior engineer at Jin Ma Construction. Mr. Wang has over 20 years of experience in engineering and construction. Mr. Wang attended the Inner Mongolia University of Technology, and joined Jin Ma Construction after his graduation.

          Gregory T. Wolfson. Mr. Wolfson has been a member of our Board of Directors since July 9, 2007. Since January 2010, Mr. Wolfson has served as Managing Director of Genesis Equity Partners Ltd. where he is responsible for business development. From July 2008 to December 2009, Mr. Wolfson studied Business Administration at the National University of Singapore and Fudan University in Shanghai. Between 2007 and August 2008, Mr. Wolfson planned and completed an overland journey through a major section of the ancient Silk Road, spanning the region from China to Turkey. Mr. Wolfson was a financial advisor with Austen Morris Associates in Shanghai, China from September 2005 to July 2006. From June 2004 to September 2005, Mr. Wolfson was the chief representative and general manager of Genesis Technology Group in Shanghai, China, overseeing its day-to-day operations. From March 2002 to June 2004, Mr. Wolfson consulted on website development and systems engineering for clients in both California and Massachusetts. Mr. Wolfson is a graduate of Tufts University and holds an MBA from the National University of Singapore. He speaks Mandarin Chinese.

          Guohui Song:Mr. Song has been a member of our Board of Directors since July 14, 2010. Mr. Song brings over 50 years of accounting and corporate financial management to the company. For 20 years, he served as the Deputy Director of the Hohhot Finance Agency and Director of Hohhot Accounting Agency. Mr. Song currently serves as a consultant to an Inner Mongolia Tianjin accounting firm.

          Noel “Bud” Robyn: Mr. Robyn has been a member of our Board of Directors since July 1, 2010. Currently, Mr. Robyn is retired and provides business consulting services to various businesses. From 1999 to 2002, Mr. Robyn was Senior Vice President of Thunderbird School of Global Management, where he managed all executive degree and certificate education activities in the US and multiple international locations and where he built a “best-in-industry” global presence. Prior to Thunderbird, from 1997 to 1999, Mr. Robyn was the director of the University of Miami’s Executive Education Center where he established the new center, developed its mission, objectives, strategies and programs, and created relationships with industry and community leaders. In 1995 and 1996, he was the managing director of the global business of a pharmaceutical/biological products division of Rhone Poulenc, now Merial, a subsidiary of Sanofi Aventis. During 1989 to 1994, he was the president and managing director of the Latin American division of ConAgra Foods and from 1985 to 1989, he was president and managing director of the South American division of Ralston Purina, with full P&L responsibilities for 27 plants, 2400 employees, and $300 million in sales.

          Yang Yang: Ms. Yang has been a member of our Board of Directors and a Vice President of our company since July 9, 2007. Ms. Yang joined Jin Ma Real Estate in September 2004 after completing her studies at AIT University. Ms. Yang is the manager at Jin Ma Hotel and Jin Ma Real Estate. Ms. Yang joined the Jin Ma Companies after completing her university studies in business management and accounting in Australia. Ms. Yang is the daughter of Mr. Liankuan Yang.

          There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director Qualification

          The composition of our Board of Directors is a combination of members of the Jin Ma Companies’ management and non-management directors. The Nominations and Governance Committee believes a board of directors composed of individuals with operational responsibilities and non-management directors whose various professional experiences are complimentary to the management directors provides balance and objectivity. The management directors include Chairman Yang, Mr. Wen Bio Wang and Ms. Yang. Chairman Yang, as the founder of the Jin Ma Companies, has a comprehensive understanding of the operations of each of the Jin Ma Companies and their inter-company integration. Our Board believes that his perspective assists the Board in achieving a greater understanding of the overall company operations, risks and opportunities. Ms. Yang and Mr. Wen Biao Wang provide more specific insights into the operations and opportunities of those entities which are each crucial segments of the Jin Ma Companies. The four non-management directors, Messrs. Wolfson, Mingguo Wang, Song and Robyn, each possess various skills and attributes which are complementary to the operational experience of the management directors. Mr. Wolfson has experience in advising PRC-based businesses who wish to operate in a more “Western” manner. Mr. Mingguo Wang has operational experience in a PRC company, Mr. Song has significant experience in accounting and corporate finance management in the PRC and Mr. Robyn has extensive executive experience in large U.S. companies which have global operations. In addition to the each of the individual skills and backgrounds, the Nominations and Governance Committee and our Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Pending Changes to the Board of Directors

          In July 2010, our Board of Directors adopted amendments to our bylaws, subject to approval by our shareholders, which will create a staggered Board consisting of three classes of directors. The Class One directors will be elected for one year terms, the Class Two directors will be elected for two year terms and the Class Three directors will be elected for three year terms. Under Florida law, our shareholders are required to approve the amendments to our bylaws before they are effective. We anticipate that we will submit the amended bylaws for a vote at the next annual meeting of our shareholders. At that time, we anticipate that Messrs. Robyn and Wolfson will be nominated as Class One directors, Messrs. Mingguo Wang and Song will be nominated as Class Two directors and Messrs. Yang and Wen Biao Wang and Ms. Yang will be nominated as Class Three directors.

Consulting Arrangement with CFO Oncall, Inc.

          In July 2007 we engaged CFO Oncall, Inc., a U.S. based firm that provides outsourced chief financial officer/controller services to public companies, to assist us assembling our annual and quarterly financial statements, as well as to assist our management in the preparation of our financial statements. Under the terms of the engagement Mr. Adam Wasserman, a principal of CFO Oncall, Inc., serves as our Chief Financial Officer. We pay this firm on an hourly basis as billed monthly. In each of fiscal 2010 and fiscal 2009, we paid CFO Oncall, Inc. $100,000 as compensation for its services.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended June 30, 2010, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock has failed to file the required reports in a timely manner except:

•	Mr. Yang who failed to timely file two reports, each reporting one transaction, and
•	Mr. Wasserman who failed to timely file two reports, one reporting two transactions and the second reporting one transaction.

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

Committees of our Board of Directors

          On July 14, 2010 our Board of Directors established an Audit Committee, a Nominations and Governance Committee and a Compensation Committee. Prior to the establishment of these committees, our Board did not have any committee and the functions of those committees were being undertaken by the entire Board as a whole. Both the Audit Committee and Nominations and Governance Committee have written charters which are available on our website at www.goldhorseinternational.com. Information concerning the current membership and function of each committee is as follows:

Board of Directors Committee Membership

Director	Audit Committee Member	Compensation Committee Member	Nominations and Governance Committee Member

Mingguo Wang		√	√[1]
Gregory T. Wolfson	√		√
Noel “Bud” Robyn	√	√[1]	√
Guohui Song	√[1]	√

1	Denotes Chairperson.

          Audit Committee

          The Audit Committee assists the Board in fulfilling its oversight responsibility relating to the quality and integrity of our financial reporting practices. The primary purposes of the Audit Committee are to oversee on behalf of the Board:

•	our accounting and financial reporting processes and the integrity of our financial statements;

•	the audits of our financial statements and the appointment, compensation, qualifications, independence and performance of our independent auditors;

•	our compliance with legal and regulatory requirements;

•	the qualitative aspects of financial reports to our shareholders; and

•	the performance of our internal audit function and internal control over financial reporting.

          The Audit Committee is composed of three directors, two of whom have been determined by the Board of Directors to be “independent,” as defined by the NYSE Amex Company Guide. The Audit Committee Charter requires that all members of the Audit Committee must be financially literate and at least one member must be an “audit committee financial expert” as defined in the SEC’s rules. The Board has determined that Mr. Song qualifies as an “audit committee financial expert” as defined by the SEC.

          Nominations and Governance Committee

          The Nominations and Governance Committee assists the Board in:

•	identifying individuals qualified to become board members and recommending to the Board the nominees for election as directors at the next annual meeting of shareholders,

•	overseeing, reviewing and making periodic recommendations concerning our corporate governance policies, and

•	advising on matters of organization, management succession plans, major changes in organizational structure and conduct of Board activities.

          The Nominations and Governance Committee is comprised of three members, two of whom, Messrs. Robyn and Mingguo Wang, have been determined by the Board of Directors to be “independent,” as defined by the NYSE Amex Company Guide.

          We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. The Nominations and Governance Committee has not established specific criteria or minimum qualifications that must be met by committee-nominated or shareholder-nominated nominees for director. Regardless of the source of a given nominee’s nomination, the Nominations and Governance Committee will evaluate each nominee based upon his or her educational attainments, relevant experience and professional stature. The Nominations and Governance Committee will primarily seek nominations for directors from institutional security holders, members of the investment banking community and current directors. The Nominations and Governance Committee will include diversity among the factors to be considered when identifying and evaluating a nominee for director, but otherwise the Nominations and Governance Committee has no separate policy with regard to the consideration of diversity in identifying and evaluating nominees.

          Compensation Committee

          The Compensation Committee is responsible for overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans. The Chief Executive Officer provides input to the Compensation Committee with respect to the individual performance and compensation recommendations for the other executive officers. The Compensation Committee is composed of three directors, all of whom have been determined by the Board of Directors to be “independent,” as defined by the NYSE Amex Company Guide.

ITEM 11. EXECUTIVE COMPENSATION

          The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

•	all individuals serving as our principal executive officer or acting in a similar capacity during the year ended June 30, 2010,

•	our two most highly compensated named executive officers at June 30, 2010 whose annual compensation exceeded $100,000, and

•

up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at June 30, 2010.

          The value attributable to any option awards, if any, is computed in accordance with FASB ASC Topic 718. In fiscal 2010 and 2009, we did not grant any option to executive officers or directors.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Liankuan
Yang,
(1)	2010	180,000	0	1,875	0	0	0	$38,680	$220,555
	2009	180,000	0	4,500	0	0	0	$43,800	$228,300

Adam
Wasserman
(2)	2010	50,000	0	50,000	0	0	0	0	100,000
	2009	50,000	0	50,000	0	0	0	0	100,000

(1)

Mr. Yang has served as our Chief Executive Officer and President since July 10, 2007. Mr. Yang’s fiscal 2010 compensation includes 750 shares of our common stock valued at $1,875 issued to him as compensation for his Board services. Mr. Yang’s other compensation includes $38,680 which represents car allowances and personal expenses paid on his behalf by the Jin Ma Companies. Mr. Yang’s fiscal 2009 compensation includes 750 shares of our common stock valued at $4,500 to him as compensation for his Board services. In fiscal 2009 Mr. Yang’s other compensation includes $43,800 which represents car allowances and personal expenses paid on his behalf by the Jin Ma Companies.

(2)

Mr. Wasserman has served as our Chief Financial Officer since July 9, 2007. Compensation for Mr. Wasserman was paid to CFO Oncall, Inc., a company where Mr. Wasserman serves as chief executive officer, under the terms of our agreement with CFO Oncall, Inc. See Item 10. Directors, Executive Officer and Corporate Governance - Consulting Arrangement with CFO Oncall, Inc. appearing earlier in this report.

How Mr. Yang’s Compensation is Determined

          Mr. Yang is not a party to an employment agreement with either our company or the Jin Ma Companies. His compensation is determined from time to time by the Boards of Directors of the Jin Ma Companies, of which he is a member. In determining the amount of compensation to be paid, such Boards of Directors arbitrarily settle upon an amount representing a salary and a benefit package. The amount of compensation is not tied to any performance goals or other traditional measurements and may be increased from time to time at the sole discretion of the Jin Ma Companies.

Outstanding Equity Awards at Fiscal Year-End

          There are no unexercised options; stock that has not vested; or equity incentive plan awards held by any named executive officer outstanding as of June 30, 2010.

Compensation of Directors

          We do not have standard arrangements regarding the compensation paid to members of our Board of Directors, other than our agreement with Mr. Robyn who joined our Board in fiscal 2011. The following table provides the amounts paid in fiscal 2010 to our Board members for their services, other than the compensation paid to Mr. Yang which is included earlier in this report under Summary Annual Compensation Table.

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)(1)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Yang Yang (2)	0	1,875	0	0	0	17,287	19,162
Mingguo Wang (3)	0	1,875	0	0	0	8,791	10,666
Wen Biao Wang (4)	0	1,875	0	0	0	16,116	17,991
Gregory Wolfson	0	1,875	0	0	0	0	1,875

(1)          The amounts included in the “Stock Awards” column represent the fair market value of 750 shares of our common stock issued to each of Ms. Yang and Messrs. Wang, Wang and Wolfson as compensation for their services on our Board of Directors.

(2)          All other compensation for Ms. Yang includes salary paid by the Jin Ma Companies for services rendered.

(3)          All other compensation for Mr. Wang includes consulting fees paid by Jin Ma Companies for services rendered.

(4)          All other compensation for Mr. Wang includes salary paid by Jin Ma Companies for services rendered.

          When Mr. Robyn joined the Board in fiscal 2011, we agreed to pay him a director’s fee of 750 shares of our common stock for his first year of service which were valued at approximately $2,700. We granted Mr. Robyn piggyback registration rights over those shares. Our agreement with Mr. Robyn provides that compensation for subsequent years of service as a member of our Board of Directors will be determined by the Compensation Committee, but the amount will not be less than the first year’s compensation.

2007 Equity Compensation Plan

          On October 25, 2007 our Board of Directors adopted our 2007 Equity Compensation Plan. The purpose of the 2007 Equity Compensation Plan is to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The issuance of grants under the 2007 Equity Compensation Plan will be made to persons who are closely related to us and who provide bona fide services to us in connection with our business. Under Federal securities laws, these services cannot be in connection with the offer of sale of our securities in a capital raising transaction nor directly or indirectly promote or maintain a market for our securities. We have currently reserved 3,000,000 of our authorized but unissued shares of common stock for issuance under the 2007 Equity Compensation Plan. As of September 24, 2010, we have not made any grants under the 2007 Equity Compensation Plan.

          Plan options may be non-qualified options. In addition, the 2007 Equity Compensation Plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Any non-qualified option granted under the 2007 Equity Compensation Plan must provide for an exercise price of not less than the par value of our common stock. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant.

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

          At September 24, 2010, we had 1,934,878 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of September 24, 2010 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	our named executive officers, directors and director nominees as a group.

          Unless otherwise indicated, the business address of each person listed is in care of No. 31 Tongdao South Road, Hohhot, Inner Mongolia, China. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Liankuan Yang (1)	683,643	35.3%
Adam Wasserman (2)	20,985	1.08%
Mingguo Wang	1,500	n/a
Wenbiao Wang	1,500	n/a
Gregory T. Wolfson	750	n/a
Noel Robyn	2,500	n/a
Guohui Song	0	n/a
Yang Yang	114,000	5.89%
All officers and directors as a group (eight persons) (1) (2)	824,878	42.63%
Runlan Ma (3)	112,500	5.81%
Xinkuan Yang (4)	93,750	4.85%
Zhanjun Yang (5)	75,000	3.88%
Yongjun Yang (6)	75,000	3.88%
Yonggang Zhao (7)	75,000	3.88%

(1)          Mr. Yang’s holdings include 364,893 shares beneficially owned by him and an aggregate of 318,750 shares held by Messrs. Xinkuan Yang, his brother, and Messrs. Zhanjun Yang, Yongjun Yang and Yonggang Zhao, his nephews, over which he has significant influence and may direct the voting. Mr. Yang’s holdings exclude the holdings of his wife, Ms. Ma, over which he disclaims beneficial ownership.

(2)          Mr. Wasserman’s address is 1643 Royal Grove Way, Weston, Florida 33327. Mr. Wasserman’s holdings include 12,056 shares beneficially owned by him and 8,929 shares held by CFO Oncall Asia, Inc., over which he has significant influence and may direct the voting.

(3)          Ms. Ma is Mr. Liankuan Yang’s wife. Ms. Ma’s holdings exclude the holdings of Mr. Yang over which she disclaims beneficial ownership.

(4)          Mr. Yang’s address is No. 9, Unit 3, Building 2, Jinfu New Estate, Hou Shatan, Huimin District, Hohhot, Inner Mongolia, China.

(5)          Mr. Yang’s address is East Room, 3rd Floor, Unit 1, Building 5, No. 3 Xinghe New Estate, Huimin District, Hohhot, Inner Mongolia, China.

(6)          Mr. Yang’s address is No. 1 (continuation), Building 15, South Sihexing, Dormitory Building, Fertilization Factory, Gangtie Road, Huimin District, Hohhot, Inner Mongolia, China.

(7)          Mr. Zhao’s address is No. 13, Bayan Wusu Community, Edros Road, Yuquan District, Hohhot, Inner Mongolia, China.

Securities Authorized for Issuance under Equity Compensation Plans

          The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of June 30, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plans approved by our shareholder:
none

Plans not approved by shareholders:
2007 Equity Compensation Plan	0	—	3,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          PRC law currently limits foreign equity ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders that were executed on August 31, 2006. Certain of our principal shareholders, executive officers and directors are also principal owners, officers and directors of the Jin Ma Companies, including Mr. Yang, Mr. Wen Biao Wang and Ms. Yang.

          From time to time, Inner Mongolia Jin Ma Group Ltd. (also known as Inner Mongolia Gold Horse Industry Group) and its subsidiaries, companies owed by our CEO, advanced funds to the Jin Ma Companies for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At June 30, 2010, the Jin Ma Companies owed Inner Mongolia Jin Ma Group Ltd. $230,453.

          During fiscal 2010 and fiscal 2009,the Jin Ma Companies paid rent of $51,125 and $51,039, respectively, to Inner Mongolia Jin Ma Group Ltd. for employee dormitory apartments.

          In January 2010, we engaged GEP Capital Group, Ltd. has a financial consultant to assist us in our goal of obtaining a listing of our common stock on a U.S. stock exchange as well as to raise additional capital. Under the terms of the agreement we paid GEP Capital Group, Ltd. 75,000 shares of our common stock, valued at $360,000, as compensation for their services. The control person of GEP Capital Group, Ltd. is the father of Mr. Gregory T. Wolfson, a member of our Board of Directors.

Director Independence

          Our board of directors has determined that it has three members, Messrs. Song, Robyn and Mingguo Wang that are “independent” as the term is used in NYSE Amex Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The following table shows the fees that we paid or accrued for audit and other services provided by Crowe Horwath (HK) CPA Limited and AGCA, Inc. for fiscal years 2010 and 2009, respectively.

	Years Ended June 30,

Category	2010	2009

Audit Fees (1)	$62,165	$72,060
Audit Related Fees (2)	19,746	26,759
Tax Fees (3)	0	0
All Other Fees (4)	0	0

(1)

Consists of fees billed or accrued for the audits of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)	Consists of fees billed by AGCA, Inc. for the review of the financial statements included in our quarterly reports for fiscal years 2010 and 2009.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

          Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent accountants. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and review fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Description

2.1	Stock Purchase Agreement and Share Exchange by and among Segway III Corp. and Speedhaul Incorporated effective October 15, 2004 (7)

2.2	Share Exchange Agreement dated June 29, 2007, among Speedhaul Holdings, Inc., Gold Horse International, Inc. and the shareholders of Gold Horse International, Inc.(4)

3.1	Certificate of Incorporation (2)

3.2	Bylaws (2)

3.3	Certificate of Amendment to the Certificate of Incorporation (2)

3.4	Text of Amendments to Bylaws (4)

3.5	Certificate of Domestication as filed with the Secretary of State of Florida (5)

3.6	Articles of Amendment to the Articles of Incorporation (16)

4.1	Form of 10% secured convertible debenture (9)

4.2	Form of common stock purchase warrant (9)

4.2	Form of Amended and Restated 14% Secured Convertible Debenture due March 31, 2010 (9).

10.1	Consulting agreement with GEP Capital Group Ltd. (12)

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

10.22	Investment Agreement between Inner Mongolia Jin Ma Construction Co., Ltd., Erlianhot HengYuan Wind Power Co., Ltd. and Inner Mongolia TianWei Wind Energy Equipment Co., Ltd. (8)

10.23	Construction Contract dated November 28, 2007 between Jin Ma Real Estate and Jin Ma Construction (9)

10.24	Repayment agreements between Inner Mongolia Jin Ma Group and Jin Ma Construction and Jin Ma Hotel (10) 10.24 Form of Debenture and Warrant Amendment Agreement dated May 18, 2009 (11)

10.25	Form of Letter Agreement dated June 26, 2009 with the debenture holders (11)

10.26	Debenture and Warrant Amendment Agreement dated May 14, 2010 (13)

10.27	Director’s Agreement with Noel “Bud” Robyn dated June 21, 2010 (14)

14.1	Code of Financial Ethics (3)

14.2	Audit Committee Charter dated July 14, 2010 (16)

14.3	Nomination and Governance Charter dated July 14, 2010 (16)

16.1	Letter from AGCA, Inc. dated July 28, 2010 (15)

21.1	Subsidiaries of the Registrant (2)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer **

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer **

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

** filed herewith

(1)	Incorporated by reference to the exhibit filed to the Registration Statement on Form SB-2, as amended, SEC File No. 333-131534.

(2)	Incorporated by reference to the exhibit filed to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

(3)	Incorporated by reference to the exhibit filed to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(4)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on July 9, 2007.

(5)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on November 13, 2007.

(6)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on October 31, 2007.

(7)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on December 23, 2004.

(8)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on June 9, 2008.

(9)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 148827, as amended, as declared effective on August 11, 2008.

(10)	Incorporated by reference to the exhibit filed to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as filed on October 6, 2008.

(11)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on July 6, 2009.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended December 31, 2009.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.

(14)	Incorporated by reference to the Current Report on Form 8-K as filed on June 24, 2010.

(15)	Incorporated by reference to the Current Report on Form 8-K as filed on July 30, 2010.

(16)	Incorporated by reference to the Current Report on Form 8-K as filed on September 10, 2010.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD HORSE INTERNATIONAL, INC.

October 1, 2010	By:	/s/ Liankuan Yang

Liankuan Yang, Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liankuan Yang	Chief Executive Officer and Director, principal executive officer	October 1, 2010

Liankuan Yang

/s/ Adam Wasserman	Chief Financial Officer, principal financial and accounting officer	October 1, 2010

Adam Wasserman

/s/Mingguo Wang	Director	October 1, 2010

Mingguo Wang

/s/ Wen Biao Wang	Director	October 1, 2010

Wen Biao Wang

/s/ Gregory T. Wolfson	Director	October 1, 2010

Gregory T. Wolfson

/s/ Yang Yang	Vice President, Director	October 1, 2010

Yang Yang

/s/ Guohui Song	Director	October 1, 2010

Guohui Song

/s/ Noel Robyn	Director	October 1, 2010

Noel Robyn

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm - Crowe Horwath (HK) CPA Limited	F-2(a)

Report of Independent Registered Public Accounting Firm - AGCA, Inc.	F-2(b)

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2010 and 2009	F-3

Consolidated Statements of Income and Comprehensive Income For the years ended June 30, 2010 and 2009	F-4

Consolidated Statements of Changes in Stockholders’ Equity For the years ended June 30, 2010 and 2009	F-5

Consolidated Statements of Cash Flows For the years ended June 30, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 to F-48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gold Horse International, Inc.

We have audited the accompanying consolidated balance sheet of Gold Horse International, Inc. (“Company”) and subsidiaries as of June 30, 2010 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 30, 2010 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11, effective July 1, 2009, the Company adopted new accounting guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

/s/ Crowe Horwath (HK) CPA Limited

Hong Kong, China
October 1, 2010

F-2(a)

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

(Signed) AGCA, Inc.

Arcadia, California
October 19, 2009 (except to Note 1 related to the reverse stock split which is dated September 8, 2010)

Member:	Registered:

American Institute of Certified Public Accountants	Public Company Accounting Oversight Board
California Society of Certified Public Accountants

F-2(b)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,

	2010	2009

ASSETS

Cash and cash equivalents	$309,996	$112,134
Accounts receivable, net	7,912,119	11,943,996
Note receivable on sales type lease - current portion	1,150,333	157,923
Inventories, net	64,007	27,838
Advances to suppliers	—	200,570
Prepaid expenses	210,000	—
Other receivables, net	24,969	1,197,705
Due from related parties	—	33,283
Cost and estimated earnings in excess of billings	93,879	16,539
Real estate held for sale	367,009	—
Deferred tax assets	267,668	—
Prepaid land use rights for resale	—	4,041,090

Total Current Assets	10,399,980	17,731,078

Property and equipment, net	8,727,796	9,383,982
Construction in progress	12,860,646	10,560,114
Note receivable on sales type lease - non-current portion	15,853,319	8,654,311

Total Assets	$47,841,741	$46,329,485

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable - current portion	$3,091,678	$4,420,290
Accounts payable	3,522,030	7,966,488
Due to related parties	230,453	—
Accrued expenses	832,597	1,251,843
Taxes payable	2,374,059	1,678,084
Advances from customers	144,670	246,191
Derivative liability	653,630	—
Billings in excess of costs and estimated earnings	90,205	37,498

Total Current Liabilities	10,939,322	15,600,394

Loans payable - net of current portion	345,152	379,850

Total Liabilities	11,284,474	15,980,244

Commitments (Note 18)	—	—

Stockholders' Equity:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.0001 par value; 300,000,000 shares authorized; 1,934,878 and 1,316,715 shares issued and outstanding at June 30, 2010 and 2009, respectively)	193	132
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,127,577	6,883,300
Statutory reserve	2,470,154	2,040,899
Retained earnings	18,213,466	12,866,842
Accumulated other comprehensive income	2,650,563	2,462,754

Total Stockholders' Equity	36,557,267	30,349,241

Total Liabilities and Stockholders' Equity	$47,841,741	$46,329,485

See accompanying notes to consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended June 30,

	2010	2009

NET REVENUES
Construction	$37,496,002	$77,041,208
Hotel	3,086,553	3,515,821
Real estate	10,331,004	382,463

Total Revenues	50,913,559	80,939,492

COST OF REVENUES
Construction	32,311,960	66,277,041
Hotel	1,965,973	1,945,299
Real estate	6,465,472	300,510

Total Cost of Revenues	40,743,405	68,522,850

GROSS PROFIT	10,170,154	12,416,642

OPERATING EXPENSES:
Salaries and employee benefits	908,590	935,383
Depreciation and amortization	775,715	847,941
Selling, general and administrative	516,230	480,637
Other hotel operating expenses	89,292	59,575
Bad debt recovery	(102,704)	(993,338)
Loss on disposal of property and equipment	—	302,776

Total Operating Expenses	2,187,123	1,632,974

INCOME FROM OPERATIONS	7,983,031	10,783,668

OTHER INCOME (EXPENSES):
Other income	—	2,497
Registration rights penalty recovery	—	117,882
Foreign currency loss	—	(20)
Gain on extinguishment of derivative liabilities	2,111,506	—
Gain on change in fair value of derivative liabilities	1,756,959	—
Gain on sale of land use rights and property	350,885	—
Interest income	1,274,999	552,777
Interest expense	(2,864,685)	(2,472,021)

Total Other Income (Expenses)	2,629,664	(1,798,885)

INCOME BEFORE PROVISION FOR INCOME TAX	10,612,695	8,984,783

PROVISION FOR INCOME TAXES	2,339,637	2,819,478

NET INCOME	$8,273,058	$6,165,305

COMPREHENSIVE INCOME:
Net income	$8,273,058	$6,165,305

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	187,809	93,705

COMPREHENSIVE INCOME	$8,460,867	$6,259,010

NET INCOME PER COMMON SHARE:
Basic	$5.14	$4.69

Diluted	$5.01	$3.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,608,685	1,315,662

Diluted	1,651,520	1,943,857

See accompanying notes to consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2010 and 2009

	Common Stock			Non-Controlling Interest in			Accumulated Other	Total

	Number of Shares	Amount	Additional Paid-in Capital	Variable Interest Entities	Retained Earnings	Statutory Reserve	Comprehensive Income	Stockholders' Equity

Balance, June 30, 2008	1,313,615	$131	$4,576,301	$6,095,314	$7,526,144	$1,216,292	$2,369,049	$21,783,231

Sale of common stock for cash	3,100	1	123,999	—	—	—	—	124,000

Common stock warrants granted and beneficial conversion feature	—	—	2,183,000	—	—	—	—	2,183,000

Adjustment to statutory reserve	—	—	—	—	(824,607)	824,607	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	93,705	93,705

Net income for the year	—	—	—	—	6,165,305		—	6,165,305

Balance, June 30, 2009	1,316,715	132	6,883,300	6,095,314	12,866,842	2,040,899	2,462,754	30,349,241

Reclassification of warrants and conversion options to derivative liabilities	—	—	(2,183,000)	—	(2,497,179)	—	—	(4,680,179)

Shares issued for convertible debt	325,467	32	1,199,418	—	—	—	—	1,199,450

Shares issued for current and future services	192,446	19	780,481	—	—	—	—	780,500

Shares issued for payments of interest and penalty	81,556	8	266,269	—	—	—	—	266,277

Shares issued for warrants exercise	18,694	2	(2)	—	—	—	—	—

Interest expense from reduction of warrants exercise price	—	—	23,027	—	—	—	—	23,027

Adjustment to statutory reserve	—	—	—	—	(429,255)	429,255	—	—

Reclassification of derivative liability upon warrant exercise	—	—	158,084	—	—	—	—	158,084

Foreign currency translation adjustment	—	—	—	—	—	—	187,809	187,809

Net income for the year	—	—	—	—	8,273,058	—	—	8,273,058

Balance, June 30, 2010	1,934,878	$193	$7,127,577	$6,095,314	$18,213,466	$2,470,154	$2,650,563	$36,557,267

See accompanying notes to consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,273,058	$6,165,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	775,715	847,941
Stock-based compensation and fees	322,500	—
Common stock issued for interest	76,114	—
Bad debt recovery	(104,052)	(993,338)
Interest expense from amortization of debt discount	2,183,000	1,227,938
Interest expense from warrant exercise reduction	23,027	—
Amortization of debt issuance costs	—	115,110
Gain on sale of land use right	(350,885)	—
Gain on extinguishment of derivative liabilities	(2,111,506)	—
Gain on change in fair value of derivative liabilities	(1,756,959)	—
Loss on disposal of property and equipment	—	302,776
Changes in assets and liabilities:
Accounts receivable	4,107,942	(8,226,314)
Note receivable	314,044	—
Inventories	(35,873)	29,079
Other receivables	1,249,521	248,064
Advance to suppliers	200,228	119,732
Costs and estimated earnings in excess of billings	(76,935)	205,770
Real estate held for sale	(365,502)	125,501
Construction in progress	(10,660,340)	(13,276,624)
Refundable performance deposit	—	146,024
Prepaid land use rights held for sale	2,418,255	—
Accounts payable and accrued expenses	(4,453,158)	7,232,489
Taxes payable	318,950	(545,766)
Advances from customers	(102,408)	53,050
Billings in excess of costs and estimated earnings	52,292	14,029

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	297,028	(6,209,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of amounts due from related party	—	1,672,630
Proceeds from sale of land use right	2,194,051	—
Proceeds from return of deposit on prepaid land use rights	—	2,752,619
Purchase of property and equipment	(189,347)	(17,396)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,004,704	4,407,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(1,383,130)	—
Proceeds from advances from related party	262,830	—
Proceeds from loan	—	146,024
Proceeds from sale of common stock	—	124,000
Repayment of convertible debt	(983,550)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,103,850)	270,024

EFFECT OF EXCHANGE RATE ON CASH	(20)	5,505

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	197,862	(1,525,852)

CASH & CASH EQUIVALENTS - beginning of year	112,134	1,637,986

CASH & CASH EQUIVALENTS - end of year	$309,996	$112,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$968,753	$498,578

Income taxes	$3,117,110	$3,068,891

Non-cash activities:
Note receivable exchanged for construction in progress	$8,425,169	$—

Accounts receivable exchanged for prepaid land use rights for resale	$—	$3,869,636

Deposit on prepaid land use rights reclassified to other receivables	$—	$1,168,192

Common stock issued for future services compensation	$458,000	$—

Common stock issued for conversion of convertible debt	$1,199,450	$—

Common stock issued for accrued interest and penalties	$190,163	$—

Reclassification of warrants and conversion options to derivative liabilities	$4,680,179	$—

See accompanying notes to consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

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

On June 29, 2007, the Company executed a Share Exchange Agreement (“Share Exchange Agreement”) with Gold Horse International, Inc. (“Gold Horse Nevada”), a Nevada corporation, whereby the Company acquired all of the outstanding common stock of Gold Horse Nevada from its stockholders in exchange for newly-issued stock of the Company. Gold Horse Nevada was incorporated on August 14, 2006 in the State of Nevada.

Under the Share Exchange Agreement, on June 29, 2007, the Company issued 1,212,500 shares of its common stock to the Gold Horse Nevada Stockholders and their assignees in exchange for 100% of the common stock of Gold Horse Nevada. Additionally, the Company’s prior President, CEO and sole director, cancelled 241,376 of the Company’s common stock he owned immediately prior to the closing. After giving effect to the cancellation of shares, the Company had a total of 37,500 shares of common stock outstanding immediately prior to Closing. After the Closing, the Company had a total of 1,250,000 shares of common stock outstanding, with the Gold Horse Nevada Stockholders and their assignees owning 97% of the total issued and outstanding shares of the Company’s common stock.

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
For the Years Ended June 30, 2010 and 2009

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
For the Years Ended June 30, 2010 and 2009

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

          Consulting Services Agreements. Pursuant to the exclusive Consulting Services Agreements with each of the Jin Ma Companies, the Company, through its subsidiary, Global Rise, exclusively provides to the Jin Ma Companies general business operations services and consulting services as well as general business operation advice and strategic planning (the “Services”). Each of the Jin Ma Companies agreed to pay a quarterly consulting service fees in Renminbi (“RMB”) to Global Rise that is equal to all of its net profit for such quarter.

          Operating Agreements. Pursuant to the Operating Agreements with the Jin Ma Companies and their respective shareholders, Global Rise provides guidance and instructions on the Jin Ma Companies’ daily operations, financial management and employment issues. The Jin Ma Companies Shareholders must designate the candidates recommended by Global Rise as their representatives on each of the Jin Ma Companies’ board of directors. Global Rise has the right to appoint senior executives of the Jin Ma Companies. In addition, Global Rise agreed to guarantee the Jin Ma Companies’ performance under any agreements or arrangements relating to the Jin Ma Companies’ business arrangements with any third party. Each of the Jin Ma Companies, in return, pledged their accounts receivable and all of their assets to Global Rise. Moreover, each of the Jin Ma Companies agreed that without Global Rise’s prior consent, they will not engage in any transactions that could materially affect their assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operations to any third party. The term of this agreement is ten (10) years and may be extended only upon written confirmation prior to the expiration of this agreement, with the extended term to be mutually agreed upon by the parties.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Equity Pledge Agreements. Under the Equity Pledge Agreements, the shareholders of the Jin Ma Companies pledged all of their equity interests in the Jin Ma Companies to Global Rise to guarantee the Jin Ma Companies’ performance of their obligations under the exclusive consulting services agreements. If the Jin Ma Companies or its shareholders breach their respective contractual obligations, Global Rise, as pledgee, is entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of the Jin Ma Companies also agreed that upon occurrence of any event of default, Global Rise will be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the shareholders of the Jin Ma Companies to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Global Rise may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of the Jin Ma Companies agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The equity pledge agreement will expire two (2) years after the Jin Ma Companies’ obligations under the exclusive consulting services agreements have been fulfilled.

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

The accounts of the Jin Ma Companies are consolidated in the accompanying financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities. As a VIE, the Jin Ma Companies sales are included in the Company’s total revenues, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Jin Ma Companies net income. The Company does not have any non-controlling interests in net income and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the Jin Ma Companies that require consolidation of the Company’s and the Jin Ma Companies financial statements.

The Company filed an Articles of Amendment to the Articles of Incorporation (the “Articles of Amendment’) with the Florida Department of State, which became effective on September 8, 2010 to, among other things, effect a reverse stock split in a ratio of 1 to 40. A detailed description of the Articles of Amendment is contained in the Company’s Form 8-K dated September 10, 2010. Accordingly, all references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the years ended June 30, 2010 and 2009 include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the calculation of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, provisions for estimated losses on uncompleted contracts, the fair value of conversion options embedded in convertible debt, and the fair values of warrants granted in connection with the issuance of the convertible debt.

Financial instruments

The accounting standard governing financial instruments adopted by the Company on July 1, 2008, defines financial instruments and requires fair value disclosures about those instruments. It defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Cash, investments, receivables, payables, short term loans and convertible debt all qualify as financial instruments. Management concluded cash, receivables, payables and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated rates of interest are equivalent to rates currently available.

The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from July 1, 2009 to June 30, 2010:

	Conversion feature derivative liability	Warrant liability
Balance at July 1, 2009	$—	$—
Recognition of derivative liability	3,224,484	1,455,695
Exercise of warrants	—	(158,084)
Extinguishment of derivative liability upon conversion of debt to equity	(2,111,506)
Change in fair value included in earnings	(1,112,978)	(643,981)
Balance at June 30, 2010	$—	$653,630

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

See Note 11(c) for more information on these financial instruments.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

At June 30, 2010 and 2009, the Company’s bank deposits by geographic area were as follows:

	June 30, 2010		June 30, 2009

Country:
United States	$1,043	0.3%	$39,956	35.6%
China	308,953	99.7%	72,178	64.4%

Total cash and cash equivalents	$309,996	100.0%	$112,134	100.0%

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable, notes receivable and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing receivables. The Company periodically reviews its receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2010 and 2009, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $978,455 and $1,002,621, respectively, on its total accounts receivable. Management believes that the note receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required at June 30, 2010 and 2009.

Other receivables are primarily related to advances made to various vendors and other parties in the normal course of business and an allowance was established when those parties are deemed to be unlikely to repay the amounts. At June 30, 2010 and 2009, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $69,171 and $143,974, respectively. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account. The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the years ended June 30, 2010 and 2009 are as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total

Balance – June 30, 2008	$1,025,431	$883,875	$1,909,306
Reductions in allowance	(26,842)	(743,019)	(769,861)
Foreign currency translation adjustments	4,032	3,118	7,150

Balance – June 30, 2009	1,002,621	143,974	1,146,595
Reductions in allowance	(29,496)	(75,569)	(105,065)
Foreign currency translation adjustments	5,330	766	6,096

Balance – June 30, 2010	$978,455	$69,171	$1,047,626

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

Advances to suppliers

The Company makes advances to certain vendors for purchase of construction materials and services. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $0 and $200,570 at June 30, 2010 and 2009, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

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

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. The real estate held for sale amounted to $367,009 and $0 at June 30, 2010 and 2009, respectively.

Construction in progress

Properties currently under development are accounted for as construction in progress. Construction in progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction in progress is to be transferred to an appropriate asset. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the years ended June 30, 2010 and 2009.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Pursuant to the PRC Income Tax Laws, Jin Ma Companies and IMTD are subject to income tax at a statutory rate of 25%.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

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

As of June 30, 2010 and 2009, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the fiscal years ended June 30, 2010 and 2009, and no provision for interest and penalties is deemed necessary as of June 30, 2010 and 2009.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

Advances from customers

Advances from customers at June 30, 2010 and 2009 of $144,670 and $246,191, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company will recognize the advances as revenue upon transfer of title to the buyer, in compliance with its revenue recognition policy.

Net income per common share

Net income per common share is calculated in accordance with the ASC Topic 260. Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible debt (using the if-converted method) and common stock warrants (using the treasury stock method).

As discussed in Note 1, on September 8, 2010, the Company effected a reverse stock split in a ratio of 40 to 1. The weighted average number of shares for the purpose of calculating the net income per ordinary share has been retroactively adjusted as if the reverse stock split took effect as of the beginning of the earliest period presented.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income per common share (continued)

The following table presents a reconciliation of basic and diluted net income per common share:

	Years Ended June 30,

	2010	2009

Net income used for basic and diluted net income per common share	$8,273,058	$6,165,305

Weighted average common shares outstanding – basic	1,608,685	1,315,662
Effect of dilutive securities:
Unexercised warrants	42,835	82,445
Convertible debentures	—	545,750

Weighted average common shares outstanding– diluted	1,651,520	1,943,857

Net income per common share – basic	$5.14	$4.69

Net income per common share – diluted	$5.01	$3.17

The Company’s aggregate common stock equivalents at June 30, 2010 and 2009 include the following:

	2010	2009

Warrants	196,195	250,701
Convertible debentures	—	545,750

Total	196,195	796,451

Revenue recognition

The Company follows the guidance of ASC Topic 605 and Topic 360 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

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

In 2007 and 2008, Jin Ma Real Estate entered into agreements to construct new dormitories as follows:

a)

In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (“Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. In November 2008, Jin Ma Real Estate completed the construction. In December 2008 and October 2009, Jin Ma Real Estate received the first and second payment of 4,800,000 RMB, respectively. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 6.12% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 61,691,138 RMB (approximately $9,000,000).

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

The deferred gain on the sale of the property was approximately $52,000 of which for the years ended June 30, 2010 and 2009, $914 and $860 was recognized pursuant to the installment method and is reflected in the accompanying statements of income.

b)

In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry School entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Inner Mongolia Chemistry School (“Chemistry School”) situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate leased the buildings to the Chemistry School for a period of 20 years. The annual lease payments are RMB 10.62 million (approximately $1.55 million) for 5 years (from fiscal 2010 to fiscal 2014), and the annual lease payment is RMB 5.42 million (approximately $0.79 million) for 15 years (from fiscal 2015 to fiscal 2029). As of June 30, 2010, Jin Ma Real Estate received a partial initial annual installment from Inner Mongolia Chemistry School of 6,559,548 RMB (approximately $960,000). Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 5.94% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 84,196,104 RMB (approximately $12 million). The deferred gain on the sale of the property was approximately $3,900,000 of which for the year ended June 30, 2010, $72,000 was recognized pursuant to the installment method and is reflected in the accompanying statements of income.

In accordance with ASC Topic 360, the initial gains from the sales of the Vocational School and Chemistry School were deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (ASC Topic 360). Therefore the gains are being recognized into income as payments are received using the installment method. The installment method apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value. Accordingly, revenues and cost of sales are recognized based on the apportionments, and the Company recognized imputed interest income on the accompanying consolidated statements of income as summarized below.

As of June 30, 2010, the remaining deferred gains for Vocational School and Chemistry School leases of $50,291 and $3,833,940, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. As of June 30, 2009, the remaining deferred gains for Vocational School and Chemistry School leases of $50,938 and $0, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method (See Note 2).

The deferred gains were recognized pursuant to the installment method and are reflected in the accompanying consolidated statements of income as follows:

	For the year ended June 30, 2010	For the year ended June 30, 2009

Revenues	$386,958	$149,602
Cost of sales	314,044	148,742

Gross profit recognized	$72,914	$860

Jin Ma Real Estate receives annual payments of principal and the related imputed interest from the Vocational School and Chemistry School.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

During the years ended June 30, 2010 and 2009, the Company allocated the payments received as follows:

	2010	2009

Amount applied to principal balance of note receivable	$386,958	$149,602
Interest income recognized on consolidated statement of income	1,274,604	551,313

Total payment received	$1,661,562	$700,915

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

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and variable interest entities is the Chinese Renminbi (“RMB”). For the subsidiaries and variable interest entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended June 30, 2010 and 2009 amounted to $(20) and $5,505, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2010 and 2009 were translated at 6.8086 RMB to $1.00 USD and at 6.8448 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the years ended June 30, 2010 and 2009 were 6.83667 RMB and 6.84819 RMB to $1.00 USD, respectively. In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of income the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of June 30, 2010 and 2009. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2010 and 2009 were deemed not material.

Accumulated other comprehensive income

The Company follows ASC Topic 220 to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended June 30, 2010 and 2009 included net income and foreign currency translation adjustments.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended June 30, 2010 and 2009, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment (Refer to Note 14).

Recent accounting pronouncements

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 is not expected to have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of ASC 2009-13 is not expected to have a material impact on the Company’s results of operations or financial condition.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASC is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2009, FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets”. This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This ASU is effective for the interim and annual reporting periods beginning after November 30, 2009, Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash”. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this ASU are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of the standard on July 1, 2010, which will not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). All of the amendments in this ASU are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. The amendments in this ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this ASU. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force”. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates”. The amendments in this ASU are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – NOTE RECEIVABLE, NET

Note receivable, which was attributable to the leasing of the Vocational School and Chemistry School pursuant to a sales-type capital lease (see Note 1), is accounted for using the installment method of accounting as well as original note value. In accordance with ASC Topic 360, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value (See Note 1). Management believes that the note receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required. At June 30, 2010 and 2009, note receivable, net consisted of the following:

	June 30, 2010	June 30, 2009

Due in fiscal year ending June 30,
2010	$—	$701,262
2011	2,861,153	701,262
2012	2,264,783	701,262
2013	2,264,783	701,262
2014	2,264,783	701,262
2015	1,501,043	701,262
Thereafter	24,539,553	13,323,985

Note receivable – gross	$35,696,098	$17,531,557
Less: discount on note receivable	(14,808,215)	(8,668,385)
Less: deferred gain on sale	(3,884,231)	(50,938)

	17,003,652	8,812,234
Note receivable – current portion, net	(1,150,333)	(157,923)

Note receivable – long-term, net	$15,853,319	$8,654,311

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 3 - INVENTORIES

At June 30, 2010 and 2009, inventories consisted of the following:

	June 30,

	2010	2009

Consumable goods	$64,007	$27,838

	$64,007	$27,838

NOTE 4 – PREPAID LAND USE RIGHTS FOR RESALE

As of June 30, 2010 and 2009, prepaid land use rights for resale were as follows:

	Lower of cost or market

	June 30, 2010	June 30, 2009

Parcel A (a)	$—	$1,625,708
Wusutu Village land (b)	—	2,415,382

Total	$—	$4,041,090

(a)

On August 15, 2009, an agreement was entered into whereby the Company sold parcel A together with the building on the parcel for approximately $2.2 million (RMB 15 million). The sale amount has been fully received by the Company by the end of October 2009. For the year ended June 30, 2010, the Company recognized a gain from the sale of land use rights and property of $350,885 and the Company did not have any corresponding activity in the comparable period of 2009. The purchaser of parcel A does not have any rescission rights to the Company.

(b)

In fiscal 2010, the Company decided that the Wusutu Village land use rights would be used for a real estate development project and accordingly, the Company transferred $2,415,382 from prepaid land use rights for resale to construction in process.

NOTE 5 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at June 30, 2010 and 2009 consisted of:

	June 30,

	2010	2009

Costs incurred on uncompleted contracts	$23,231,942	$18,495,062
Estimated earnings	5,325,326	4,265,507

	28,557,268	22,760,569
Less: billings to date	(28,553,594)	(22,781,528)

	$3,674	$(20,959)

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	June 30,

	2010	2009

Costs and estimated earnings in excess of billings	$93,879	$16,539
Billings in excess of costs and estimated earnings	(90,205)	(37,498)

	$3,674	$(20,959)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 6 - PROPERTY AND EQUIPMENT

At June 30, 2010 and 2009, property and equipment consist of the following:

		June 30,

	Useful life	2010	2009

Office equipment	5-8 Years	$580,827	$576,543
Machinery and equipment	5-15 Years	7,181,316	7,038,804
Vehicles	10 Years	480,057	418,977
Building and building improvements	20 – 40 Years	3,906,155	4,348,872

		12,148,355	12,383,196
Less: accumulated depreciation		(3,420,559)	(2,999,214)

		$8,727,796	$9,383,982

Depreciation of property and equipment is provided using the straight-line method. For the years ended June 30, 2010 and 2009, depreciation expense amounted to $775,715 and $847,941, respectively.

NOTE 7 – CONSTRUCTION IN PROGRESS

At June 30, 2010 and 2009, construction in progress consists of the following:

	June 30, 2010	June 30, 2009

Prepaid land use rights and buildings built for Procuratorate Housing Estates (located in Yuquan District, Hohhot City, Inner Mongolia)	$885,672	$—

Prepaid land use rights and buildings built for Inner Mongolia Chemistry College	—	7,273,392

Prepaid land use rights and buildings built for Procuratorate Housing Estates (located in Yuquan District, Hohhot City, Inner Mongolia)	—	3,286,722

Prepaid land use rights for Wusutu Village land	2,428,224	—

Prepaid land use rights for Fu Xing Ying land	9,546,750	—

Total construction in progress	$12,860,646	$10,560,114

NOTE 8 – ACCRUED EXPENSES

At June 30, 2010 and 2009, accrued expenses consist of the following:

	June 30, 2010	June 30, 2009

Accrued interest and penalties payable	$234,214	$809,078
Accrued payroll and employees benefit	152,332	363,843
Refundable construction performance deposit	440,619	—
Other	5,432	78,922

	$832,597	$1,251,843

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 9 – LOANS PAYABLE

Loans payable consisted of the following at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Loans from various credit unions, due on May 10, 2011 with annual Interest of 11.16% and secured by the assets of Jin Ma Hotel.	$2,908,087	$2,921,927

Loans from various unrelated parties, due in January 2010 with annual interest of 14.4% and unsecured and repaid in January 2010.	—	1,033,777

Loans from various unrelated parties, due in December 2009 with annual interest of 14.4% and unsecured and repaid in January 2010.	—	113,955

Loans from various unrelated parties, due in August 2009 with annual interest of 14.4% and unsecured and repaid in September 2009.	—	146,096

Loans from various unrelated parties, due in January 2010 with annual interest of 18% and unsecured and repaid in January 2010.	—	58,439

Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured	36,718	36,524

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	190,936	189,925

Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	36,718	36,524

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	117,498	116,877

Loan from one unrelated individual, due in March 2010 with annual interest of 24% and unsecured. The loan was renewed until March 2011	146,873	146,096

Total loans payable	3,436,830	4,800,140
Less: current portion	(3,091,678)	(4,420,290)

Long term liability	$345,152	$379,850

For the years ended June 30, 2010 and 2009, interest expense related to these loans amounted to $585,736 and $669,176, respectively. At June 30, 2010, future maturities of long-term debt are as follows:

Fiscal years ended June 30:

2011 (current liability)	$3,091,678
2012	$227,654
2013	$117,498

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 10 – RELATED PARTY TRANSACTIONS

Due from related parties

From time to time, the Company advanced funds to companies related through common ownership for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At June 30, 2010 and 2009, due from related parties was due from the following:

		June 30,

Name	Relationship	2010	2009

Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$—	$33,283

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At June 30, 2010 and 2009, due to related parties consisted of the following:

		June 30,

Name	Relationship	2010	2009

Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$230,453	$—

Other

During the years ended June 30, 2010 and 2009, the Company paid rent of $51,125 and $51,039 to Inner Mongolia Jin Ma Group Ltd., respectively.

NOTE 11 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

a)	Initial convertible debt and related warrants dated November 30, 2007

On November 30, 2007, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell an aggregate of $3,275,000 principal amount 10% Secured Convertible Debentures to seven accredited investors and to issue those investors common stock purchase warrants to purchase an aggregate of 238,009 shares of the Company’s common stock in a private transaction exempt from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of that act.

Under the terms of the Securities Purchase Agreement, on the closing date which occurred on November 30, 2007, the Company issued $2,183,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 238,009 shares of the Company’s common stock. The Company paid Next Generation Equity Research, LLC (“Next”), a broker dealer and member of FINRA, a commission of $174,640 and issued Next common stock purchase warrants to purchase an aggregate of 12,692 shares of the Company’s common stock at $20.00 per share. Additionally, the Company reimbursed one of the investors $30,000 to defer its legal fees in connection with the financing. The Company used the balance of the proceeds for general working capital.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 11 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES (continued)

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

The rights and obligations of the debenture holders and of the Company with respect to the Amended Agreement and Amended Exchanged Debentures and any securities underlying such securities were identical in all respects to the rights and obligations of the debenture holders and of the Company with respect to the debentures and the underlying shares issued and issuable pursuant to the original Securities Purchase Agreements executed on November 30, 2007, except for certain of the following amended terms:

•	The conversion price in effect on any outstanding principal balance was lowered from a conversion rate of $13.76 per share to $4.00 per share.

•

The exercise price per share of common stock for the original 250,701 warrants issued pursuant to the Securities Purchase Agreement dated November 30, 2007 and to the placement agent was lowered from $20.00 to $4.00.

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

•

The Company will pay interest to the debenture holders on the aggregate unconverted and then outstanding principal amount of the Exchanged Debenture at the rate of 14% per annum, payable on each amount then being converted), and on the Maturity Date (each such date, in cash or, as to 28.6% of the applicable interest amount on such Interest Payment Date only (i.e., 4% per annum), at the Company’s option, in shares of common stock at the Interest Conversion Rate provided, however, that payment in shares of common stock may only be under certain condition as defined in the Exchanged Debenture.

•	The debenture holders waived any liquidated damages that were due pursuant to Securities Purchase Agreements dated November 30, 2007.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 11 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES (continued)

The rights and obligations of the debenture holders and of the Company with respect to the debentures and the underlying shares issued and issuable pursuant to the original Securities Purchase Agreements executed on November 30, 2007 were as follows:

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

•

In conjunction with the transaction, Mr. Liankuan Yang and Yang Yang and Ms. Runlan Ma, officers and directors of the Company, had pledged an aggregate of 475,000 shares of the Company’s common stock owned by them as additional security for the Company’s obligations under the transaction. Mr. Liankuan Yang, Ms. Yang Yang and Ms. Runlan Ma have also entered into lock-up agreements whereby they are agreed not to offer or sell any shares of the Company’s common stock owned by them until the 180th trading day after the effective date of the registration statement described elsewhere herein.

•

The 238,009 common stock purchase warrants issued pursuant to the Securities Purchase Agreement are exercisable for five years from the date of issuance at an initial exercise price of $20.00 per share, subject to adjustment and adjusted to $4.00 per share as discussed above. The Company is permitted to call the warrants on 30 trading days’ prior notice at $0.04 per warrant at any time after the effective date of the registration statement covering the shares underlying the warrants when, (i) the VWAP (as defined in the warrant) for each of 20 consecutive trading days beginning with the effective date of the registration statement exceeds $60.00, (ii) the average daily volume for during this period exceeds 12,500 shares of common stock per trading day and (iii) the holder is not in possession of any information that constitutes, or might constitute, material non-public information which was provided by the Company to the holder.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 11 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES (continued)

In fiscal 2008, the Company evaluated whether or not the convertible debt contained embedded conversion options, which meet the definition of a derivatives under ASC Topic 815. The Company concluded that since the 14% secured convertible debenture had a fixed redemption price of $13.76, the convertible debenture was not a derivative instrument. The Company analyzed this provision under ASC Topic 815 and therefore it qualified as equity under ASC Topic 815. The convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. The convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $1,295,233 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and was amortized over the original 16-months note term. The warrants were also treated as a discount on the secured notes and were valued at $887,768 and were amortized over the 16-month note term through March 31, 2009.

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

In accordance with ASC Topic 470, at June 30, 2009, the amended convertible notes were considered to have a BCF because the effective conversion price was less than the fair value of the Company’s common stock. This convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $1,302,947 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and was amortized over the 9-months amended note term.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 11 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES (continued)

Pursuant to the terms of the amended warrants, the Purchasers are entitled to purchase 238,009 shares of common stock of the Company at an amended exercise price of $4.00 per share. The amended warrants have a term of 5 years from the original issue date of November 30, 2007. At June 30, 2009, these warrants were treated as a discount on the convertible notes and were valued at $880,053 and were amortized over the 9-month amended note term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model in accordance with ASC Topic 718 using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 1.2%; volatility of 328% and an expected term of four years.

c) Change in accounting method effective July 1, 2009

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, which became effective for the Company on July 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s debentures (described above), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the debentures from the potential dilution associated with any future financings.

In accordance with the FASB authoritative guidance, the conversion feature of the convertible debt was separated from the host contract and recognized as a derivative instrument. Both the conversion feature of the debt and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of income.

The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the conversion features on the convertible notes and warrants using a probability-weighted Black-Scholes-Merton option-pricing model using the following assumptions:

	June 30, 2010	July 1, 2009

Conversion feature:
Risk-free interest rate	—	1.11%
Expected volatility	—	212.33%
Expected life (in years)	—	0.75 year
Expected dividend yield	—	0

Warrants:
Risk-free interest rate	1.00%	1.64%
Expected volatility	179.74%	212.33%
Expected life (in years)	2.42 years	3.42 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	$—	$3,224,484
Warrants	653,630	1,455,695

	$653,630	$4,680,179

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 11 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES (continued)

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the term of the warrants. The Company’s management believes this method produces an estimate that is representative of the expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants will likely differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the financial instruments.

The FASB authoritative guidance was implemented in the first quarter of fiscal 2010 and is reported as a cumulative change in accounting principles. The cumulative effect on the accounting for the conversion feature of the debentures and the related warrants at July 1, 2009 is as follows:

	Additional Paid-in Capital	Retained Earnings	Derivative Liability

Derivative Instrument:
Conversion feature	$1,302,946	$1,921,538	$3,224,484
Warrants	880,054	565,641	1,455,695

	$2,183,000	$2,497,179	$4,680,179

As of June 30, 2010, the Company has $0 convertible debt and 196,195 warrants related to the convertible debentures outstanding. At June 30, 2010, the Company recorded a derivative liability of $653,630 related to the warrants. When the debentures converted or repaid, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. For the year ended June 30, 2010, gain from the change in fair value of derivative liabilities was $1,756,959. For the year ended June 30, 2010, gain from the extinguishment of debt was $2,111,506.

d) Amended convertible debt and related warrants dated May 14, 2010

On May 14, 2010, the Company entered into a further Debenture and Warrant Amendment Agreement (the “May 2010 Amendment Agreement”) with the remaining debenture holders which:

•	waived all existing defaults under the June 2009 Amendment and the debentures,

•	reduced the conversion price of the 14% secured convertible debentures and the exercise price of the warrants to $3.20 per share,

•

converted all remaining principal amount of $409,667, all accrued interest due under the 14% secured convertible debentures of $48,074 together with the penalties owed the debenture holders of $168,333 into 195,648 shares of our common stock,

•

contained an agreement by the debenture holder that individually they would not sell any shares of our common stock acquired upon the conversion of the 14% debentures or the exercise of the warrants in an amount which was more than 7% of the daily trading volume of our common stock on any given day for a one year period, and

•

The Company agreed not to issue shares of Common Stock at a price, or options, warrants or convertible securities with an exercise or conversion price that is less than the conversion price of the then outstanding convertible debt or the exercise price of the then outstanding warrants, as the case may be, with the intent of eliminating the provisions for a reduction in the exercise price of the warrants in the event that the Company issues stock at a price which is less than the exercise price of the warrants.

During the year ended June 30, 2010, Company repaid all of its convertible debt by issuing 325,467 shares of its common stock for the principal balance of $1,199,450 and repaid the remaining principal balance of $983,550 using cash.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 11 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES (continued)

The accretion of debt for the year ended June 30, 2010 and amortization of debt discounts for the year ended March 31, 2009 was $2,183,000 and $1,227,938, respectively, which has been included in interest expense on the accompanying consolidated statements of income.

The convertible debenture liability is as follows at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Convertible debentures payable	$—	$2,183,000
Less: unamortized discount on debentures	—	(2,183,000)

Convertible debentures, net	$—	$—

NOTE 12 – INCOME TAXES

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

Gold Horse International, Inc. was incorporated in the United States and has incurred an aggregate U.S. net operating loss of $2,073,000, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses appears to be remote due to the Company’s continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset related to the U.S. net operating loss carry forward to zero. Management will review this valuation allowance periodically and make adjustments as warranted. Because the Company’s operations are conducted wholly outside of the United States and the Company does not plan to invest earnings in the United States, the Company has not recognized any United States taxes or income taxes in the Cayman Islands.

The table below reconciles the differences between the U.S. statutory federal rate of 34% and the Company’s effective tax rate and as follows for years ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Income before provision for income taxes	$10,612,695	$8,984,783

Income tax at U.S statutory rate of 34%	3,608,316	3,054,826
Non-taxable gain related to derivative liabilities	(1,315,278)	—
Non-deductible non-cash interest expense	750,049	417,499
U.S. effective rate in excess of China effective tax rate	(854,894)	(936,203)
Other	(35,067)	—

	2,153,126	2,536,122
Increase in valuation allowance	186,511	283,356

Total current income tax provision	$2,339,637	$2,819,478

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 12 – INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009

Deferred tax assets:
Allowance for doubtful accounts	$267,668	$—
Net operating loss carry forward	704,678	518,167

Total gross deferred tax assets	972,346	518,167
Less: valuation allowance	(704,678)	(518,167)

Net deferred tax assets	$267,668	$—

The valuation allowance at June 30, 2010 was $704,678. The increase during 2010 was $186,511. Income tax expenses for the years ended June 30, 2010 and 2009 are $2,339,637 and $2,819,478, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common stock

In November 2008, the Company sold 3,100 shares of common stock to six individuals residing in China for net proceeds of $124,000.

On September 10, 2009, the Company issued 76,375 shares of its common stock to officers and directors of the Company for services rendered by them. The shares were valued at $4.00 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company reduced accrued expenses by $248,000 that was outstanding at June 30, 2009 and in fiscal 2010, recorded stock-based compensation of $57,500.

During the period from July 1, 2009 to March 31, 2010, the Company issued 197,446 shares of its common stock in connection with the conversion of $789,784 of convertible debt.

On September 30, 2009 and October 13, 2009, the Company issued 10,229 shares of its common stock to various debenture holders to pay off outstanding fiscal 2009 accrued interest payable of $21,830 and for interest expense of $19,085. The shares were valued at $4.00 per share based on the fair value on the grant date. In connection with the issuance of these shares, the Company reduced interest payable by $21,830 and recorded interest expense of $19,085.

On January 5, 2010, the Company issued 41,071 shares of its common stock to its chief executive officer and its chief financial officer for services rendered by them. The shares were valued at $2.80 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded stock-based compensation of $115,000.

On January 25, 2010, the Company issued 3,700 shares of its common stock to a debenture holder to pay off accrued interest of $8,954. The shares were valued at $2.42 per share based on the fair value on the grant date. In connection with the issuance of these shares, the Company reduced interest payable of $8,954.

On January 25, 2010, the Company issued 18,694 shares of its common stock to three debenture holders upon the cashless exercise of 54,506 warrants.

On January 28, 2010, the Company entered into a 12-month consulting agreement and issued 75,000 shares of common stock to consultants for business development services. The shares were valued at $4.80 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded stock-based consulting expense of $150,000 and $210,000 in prepaid expenses to be amortized over the remaining contract period.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 13 – STOCKHOLDERS’ EQUITY (continued)

Common stock (continued)

On May 14, 2010, in connection with the May 2010 Amendment Agreement with the remaining debenture holders, the remaining debenture holders converted all remaining principal amount of $409,667 into 128,021 shares of the Company’s common stock, and all accrued interest due under the 14% secured convertible debentures of $48,074 together with the penalties owed the debenture holders of $168,333 into 67,627 shares of the Company’s common stock.

On May 14, 2010, the Company entered into the May 2010 Amendment Agreement with the remaining debenture holders which reduced the exercise price of the warrants to $3.20 per share. In connection with the reduction of the warrants exercise price, the Company recorded interest expense of $23,027 with a corresponding credit to additional paid-in capital.

2007 Equity Compensation Plan

On October 25, 2007 the Company’s board of directors adopted its 2007 Equity Compensation Plan. The purpose of the 2007 Equity Compensation Plan is to offer to the Company’s employees, officers, directors and consultants whose past, present and/or potential contributions to the Company have been or are or will be important to our success, an opportunity to acquire a proprietary interest in the Company. The issuance of grants under the 2007 Equity Compensation Plan will be made to persons who are closely related to the Company and who provide bona fide services to the Company in connection with its business. Under Federal securities laws, these services cannot be in connection with the offer of sale of the Company’s securities in a capital raising transaction nor directly or indirectly promote or maintain a market for the Company’s securities. The Company has currently reserved 75,000 of its authorized but unissued shares of common stock for issuance under the 2007 Equity Compensation Plan.

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

Subject to the limitation on the aggregate number of shares issuable under the 2007 Equity Compensation Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2007 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of June 30, 2010, the Company has not made any grants under the 2007 Equity Compensation Plan.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 13 – STOCKHOLDERS’ EQUITY (continued)

Warrants

Warrant activities for the years ended June 30. 2010 and 2009 are summarized as follows:

	Year Ended June 30, 2010		Year Ended June 30, 2009

	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance at beginning of year	250,701	$4.00	250,701	$20.00
Granted	183,503	3.20	250,701	4.00
Exercised	(54,506)	(4.00)	—	—
Forfeited	(183,503)	(4.00)	(250,701)	(20.00)

Balance at end of year	196,195	$3.20	250,701	$4.00

Warrants exercisable at end of year	196,195	$3.20	250,701	$4.00

The following table summarizes the Company’s stock warrants outstanding at June 30, 2010:

Warrants Outstanding					Warrants Exercisable

Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2010	Weighted Average Exercise Price

$3.20	183,503	$3.20	$110,102	2.42 Years	183,503	$3.20
$4.00	12,692	$4.00	$—	2.42 Years	12,692	$4.00

Total	196,195	$3.20	$110,102	2.42 Years	196,195	$3.20

(1)	The intrinsic value of warrants at June 30, 2010 is the amount by which the market value of the Company’s common stock of $3.80 as of June 30, 2010 exceeds the exercise price of the warrants.

NOTE 14 –SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended June 30, 2010 and 2009, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company’s reportable segments are strategic business units that offer different products.The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 14 – SEGMENT INFORMATION (continued)

Condensed information with respect to these reportable business segments for the years ended June 30, 2010 and 2009 is as follows:

	For the Years Ended June 30,

	2010	2009

Revenues:
Construction	$37,496,002	$77,041,208
Real Estate	10,331,004	382,463
Hotel	3,086,553	3,515,821

	50,913,559	80,939,492

Depreciation:
Construction	454,029	481,899
Real Estate	41,638	50,667
Hotel	280,048	315,375

	775,715	847,941

Interest expense:
Construction	585,736	669,174
Other	2,278,949	1,802,847

	2,864,685	2,472,021

Net income (loss):
Construction	3,141,401	7,425,065
Real Estate	3,620,823	197,512
Hotel	396,957	604,066
Other (a)	1,113,877	(2,061,338)

	$8,273,058	$6,165,305

	June 30, 2010	June 30, 2009

Identifiable long-lived tangible assets at June 30, 2010 and 2009:
Construction	$6,283,804	$6,819,609
Real Estate	346,430	353,825
Hotel	2,097,562	2,210,548

	$8,727,796	$9,383,982

(a)

The Company does not allocate its general and administrative expenses of its US activities and the fair value changes of derivative liabilities to its reportable segments, because these activities are managed at a corporate level.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 15 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the years ended June 30, 2010 and 2009. For the years ended June 30, 2010 and 2009, statutory reserve activity is as follows:

Balance – June 30, 2008	$1,216,292
Addition to statutory reserves	824,607

Balance – June 30, 2009	2,040,899
Addition to statutory reserves	429,255

Balance – June 30, 2010	$2,470,154

NOTE 16 – MAJOR CUSTOMERS & VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the year ended June 30, 2010, four construction projects accounted for 73.9% of the Company’s total revenues. For the year ended June 30, 2009, four construction projects accounted for 89.5% of the Company’s total revenues. Major customers are summarized as follows:

Project Name	For the Year Ended June 30, 2010%		For the Year Ended June 30, 2009%

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	$—	0.0	$10,557,604	13.0

Tian Fu Garden residential project (Phase I and II)	—	0.0	16,698,666	20.6

Ai Bo Garden residential apartment project	—	0.0	26,828,713	33.1

Lanyu Garden No. 3 residential apartment project	3,405,405	6.7	—	0.0

Fu Xing Bath Center project	5,756,345	11.3	18,430,028	22.8

Jianhe Garden residential project	14,289,732	28.1	—	0.0

Tuzuoqi (Chasuqi) Low-rent House project	$14,150,285	27.8	$—	0.0

At June 30, 2010, the Company had $5,073,030 of accounts receivable due from its major customers. At June 30, 2009, the Company had $11,076,151 of accounts receivable due from its major customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

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

The parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Gold Horse International, Inc. exceed 25% of the consolidated net assets of Gold Horse International, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of our operations and revenues are conducted and generated in China, all of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

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

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY BALANCE SHEETS

	As of June 30,	As of June 30,

	2010	2009

ASSETS
Cash and cash equivalents	$1,043	$39,956
Prepaid expenses	210,000	—

Total Current Assets	211,043	39,956
Investments in subsidiaries at equity	36,261,257	28,914,268
Due from subsidiaries	849,638	2,042,142

Total Assets	$37,321,938	$30,996,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,916	$221,825
Derivative liabilities	653,630	—
Accrued expenses	62,125	425,300

Total Current Liabilities	764,671	647,125

Stockholders’ equity:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 1,934,878 and 1,316,715 shares issued and outstanding at June 30, 2010 and 2009, respectively)	193	132
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,127,577	6,883,300
Statutory reserve	2,470,154	2,040,899
Retained earnings	18,213,466	12,866,842
Other comprehensive income	2,650,563	2,462,754

Total Stockholders’ Equity	36,557,267	30,349,241

Total Liabilities and Stockholders’ Equity	$37,321,938	$30,996,366

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 17 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Years Ended June 30,

	2010	2009

REVENUES	$—	$—

OPERATING EXPENSES:
Salaries and employee benefits	288,125	307,000
General and administrative	187,514	69,374

Total Operating Expenses	475,639	376,374

LOSS FROM OPERATIONS	(475,639)	(376,374)

OTHER EXPENSES:
Registration rights penalty recovery	—	117,882
Gain on extinguishment of derivative liabilities	2,111,506	—
Gain on change in fair value of derivative liabilities	1,756,959	—
Interest expense	(2,278,949)	(1,802,846)

Total Other Income (Expenses)	1,589,516	(1,684,964)

GAIN (LOSS) ATTRIBUTABLE TO PARENT ONLY	1,113,877	(2,061,338)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	7,159,181	8,226,643

NET INCOME	$8,273,058	$6,165,305

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 17 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,273,058	$6,165,305
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(7,159,181)	(8,226,643)
Common stock issued for services	322,500	—
Common stock issued for interest	76,114
Interest expense from amortization of debt discount	2,183,000	1,227,938
Interest expense from warrant exercise reduction	23,027	—
Gain on extinguishment of derivative liabilities	(2,111,506)	—
Gain on change in fair value of derivative liabilities	(1,756,959)	—
Amortization of debt issuance costs	—	115,110
Changes in assets and liabilities:
Accounts payable	(3,972)	176,132
Accrued expenses	(93,948)	307,318

NET CASH USED IN OPERATING ACTIVITIES	(247,867)	(234,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from subsidiaries	1,192,504	130,970

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,192,504	130,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment for convertible debt	(983,550)	—
Proceeds from sale of common stock	—	124,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(983,550)	124,000

NET (DECREASE) INCREASE IN CASH	(38,913)	20,130

CASH - beginning of year	39,956	19,826

CASH - end of year	$1,043	$39,956

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 18 – COMMITMENTS

The Company did not have significant capital and other commitments, or significant guarantees as of June 30, 2010.

NOTE 19 – SUBSEQUENT EVENTS

On August 18, 2010, the Company entered into a 6-month consulting agreement with Rodman & Renshaw, LLC (“Rodman”) for financial advisor services. In connection with the consulting agreement, the Company issued to Rodman warrants to purchase 8,750 shares on the Company’s common stock at a price per share of $6.00. The warrants are exercisable at any time in whole or in part during the four year period commencing one year from the date of this agreement. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $3.56 per warrant or $31,188 in total and recorded as stock-based professional fees.

The Board of Directors and shareholders of the Company have authorized and approved as of July 14, 2010, and July 29, 2010, respectively, a 1 for 40 reverse stock split whereby each 40 shares of common stock of the Company issued shall, without action on part of any shareholder, represent one share of common stock of the Company which occurred on the effective date of September 8, 2010. The par value of $0.0001 per share of common stock or the number of authorized shares of the Company did not be changed.

NOTE 20 – RESTATEMENT OF INTERIM 2010 FINANCIAL RESULTS (UNAUDITED)

The Company’s consolidated financial statements have been restated for the first, second and third quarters of the fiscal year ended June 30, 2010 to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB Accounting Standards Codification Topic 815 (“ASC 815”), which has been effective for the Company since July 1, 2009, and to record the subsequent accounting for the changes in the fair value of the associated liabilities at September 30, 2009, December 31, 2009 and March 31, 2010. Accordingly, the Company’s unaudited interim consolidated balance sheets, statements of income, and statements of cash flows at September 30, 2009, December 31, 2009 and March 31, 2010 will be restated in subsequent respective interim filings on Form 10-Q. All the respective restatement adjustments are non-cash in nature and not related to the operations of the Jin Ma Companies. The Company’s independent registered public accounting firm, Crowe Horwath (HK) CPA Limited, has reviewed the restatement adjustments in accordance with the standards of the Public Company Accounting Oversight Board (United States). The effect of correcting these errors in the Company’s (a) unaudited consolidated balance sheets at September 30, 2009, December 31, 2009 and March 31, 2010; (b) unaudited consolidated statements of income for the three months ended September 30, 2009, three months and six months ended December 31, 2009, and three months and nine months ended March 31, 2010; and (c) unaudited consolidated statements of cash flows for the three months ended September 30, 2009, six months ended December 31, 2009, and nine months ended March 31, 2010, are shown in the tables as follows:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 20 – RESTATEMENT OF INTERIM 2010 FINANCIAL RESULTS (UNAUDITED) (continued)

Consolidated Balance Sheet data	September 30, 2009 (Unaudited)

	As Filed	Adjustments to Restate	Restated

Total Assets	$45,807,414	$—		$45,807,414

Derivative liabilities	—	2,930,017	(a)	2,930,017

Total Current Liabilities	15,502,673	2,930,017		18,432,690

Total Liabilities	15,846,361	2,930,017		18,776,378

Stockholders’ Equity
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—		—
Common stock ($0.0001 par value; 300,000,000 shares authorized; 1,439,475 shares issued and outstanding)	144	—		144
Non-controlling interest in variable interest entities	6,095,314	—		6,095,314
Additional paid-in capital	7,374,328	(2,183,000)	(b)	5,191,328
Statutory reserve	2,111,443	—		2,111,443
Retained earnings	11,884,925	(747,017)	(c)	11,137,908
Accumulated other comprehensive income	2,494,899	—		2,494,899

Total Stockholders’ Equity	29,961,053	(2,930,017)		27,031,036

Total Liabilities and Stockholders’ Equity	$45,807,414	$—		$45,807,414

(a)	To record conversion feature and warrant derivative liability
(b)	To reverse effect on additional paid-in capital as a result of the reclassification of warrants as derivative liability
(c)	To adjust retained earnings for the adoption of ASC 815 accounting in (a) and (b)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 20 – RESTATEMENT OF INTERIM 2010 FINANCIAL RESULTS (UNAUDITED) (continued)

Consolidated Balance Sheet data	December 31, 2009 (Unaudited)

	As Filed	Adjustments to Restate	Restated

Total Assets	$46,623,117	$—		$46,623,117

Derivative liabilities	—	1,054,034	(a)	1,054,034

Total Current Liabilities	15,789,984	1,054,034		16,844,018

Total Liabilities	16,133,692	1,054,034		17,187,726

Stockholders’ Equity
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—		—
Common stock ($0.0001 par value; 300,000,000 shares authorized; 1,569,515 shares issued and outstanding)	157	—		157
Non-controlling interest in variable interest entities	6,095,314	—		6,095,314
Additional paid-in capital	7,894,474	(2,183,000)	(b)	5,711,474
Statutory reserve	2,165,210	—		2,165,210
Retained earnings	11,837,655	1,128,966	(c)	12,966,621
Accumulated other comprehensive income	2,496,615	—		2,496,615

Total Stockholders’ Equity	30,489,425	(1,054,034)		29,435,391

Total Liabilities and Stockholders’ Equity	$46,623,117	$—		$46,623,117

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 20 – RESTATEMENT OF INTERIM 2010 FINANCIAL RESULTS (UNAUDITED) (continued)

Consolidated Balance Sheet data	March 31, 2010 (Unaudited)

	As Filed	Adjustments to Restate	Restated

Total Assets	$49,326,183	$—		$49,326,183

Derivative liabilities	—	924,132		924,132

Total Current Liabilities	16,644,892	924,132		17,569,024

Total Liabilities	16,988,655	924,132		17,912,787

Stockholders’ Equity
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—		—
Common stock ($0.0001 par value; 300,000,000 shares authorized; 1,739,230 shares issued and outstanding)	174	—		174
Non-controlling interest in variable interest entities	6,095,314	—		6,095,314
Additional paid-in capital	8,503,411	(2,183,000)	(b)	6,478,495
		158,084	(d)
Statutory reserve	2,330,446	—		2,330,446
Retained earnings	12,906,816	1,100,784		14,007,600
Accumulated other comprehensive income	2,501,367	—		2,501,367

Total Stockholders’ Equity	32,337,528	(924,132)		31,413,396

Total Liabilities and Stockholders’ Equity	$49,326,183	$—		$49,326,183

(d)	To reclassify warrant derivative liabilities upon exercise of warrants

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 20 – RESTATEMENT OF INTERIM 2010 FINANCIAL RESULTS (UNAUDITED) (continued)

Consolidated Statement of Income Data	For the Three Months Ended September 30, 2009 (Unaudited)

	As Filed	Adjustments to Restate	Restated

Income from Operations	$895,024	$—		$895,024

Other Income (Expenses):
Change in fair value of derivative liabilities	—	688,556	(e)	688,556
Gain from debt extinguishment	—	1,061,607	(f)	1,061,607
Other income	73	—		73
Interest income	57	—		57
Interest expense	(1,571,381)	—		(1,571,381)

Total Other Income (Expenses)	(1,571,251)	1,750,163		178,912

Income (Loss) before Provision for Income Taxes	(676,227)	1,750,163		1,073,936
Provision for Income Taxes	235,146	—		235,146

Net Income (Loss)	$(911,373)	$1,750,163		$838,790

Comprehensive Income (Loss)	$(879,228)	$1,750,163		$870,935

Net Income (Loss) per Common Share:
Basic	$(0.67)	$1.29		$0.62

Diluted	$(0.67)	$1.10		$0.43

Weighted Average Common Shares Outstanding:
Basic	1,350,549			1,350,549

Diluted	1,350,549			1,939,810

(e)	To reflect change in fair value of derivative liabilities
(f)	To reflect extinguishment of conversion feature derivative liability upon conversion of debt to equity

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 20 – RESTATEMENT OF INTERIM 2010 FINANCIAL RESULTS (UNAUDITED) (continued)

Consolidated Statement of Income Data	For the Three Months Ended December 31, 2009 (Unaudited)			For the Six Months Ended December 31, 2009 (Unaudited)

	As Filed	Adjustments to Restate	Restated	As Filed		Adjustments to Restate	Restated

Income from Operations	$288,759	—	$288,759		$1,183,783	—	$1,183,783

Other Income (Expenses):
Change in fair value of derivative liabilities	—	1,314,381	1,314,381	(e)	—	2,002,937	2,002,937
Gain from debt extinguishment	—	561,602	561,602	(f)	—	1,623,209	1,623,209
Other income	(27)	—	(27)		46	—	46
Interest income	543,092	—	543,092		543,149	—	543,149
Interest expense	(745,695)	—	(745,695)		(2,317,076)	—	(2,317,076)

Total Other Income (Expenses)	(202,630)	1,875,983	1,673,353		(1,773,881)	3,626,146	1,852,265

Income (Loss) before Provision for Income Taxes	86,129	1,875,983	1,962,112		(590,098)	3,626,146	3,036,048
Provision for Income Taxes	79,632	—	79,632		314,778	—	314,778

Net Income (Loss)	$6,497	$1,875,983	$1,882,480		$(904,876)	$3,626,146	$2,721,270

Comprehensive Income (Loss)	$8,212	$1,875,983	$1,884,196		$(871,016)	$3,626,146	$2,755,131

Net Income (Loss) per Common Share:
Basic	$0.00	$1.22	$1.22		$(0.63)	$2.51	$1.88

Diluted	$0.00	$1.09	$1.09		$(0.63)	$2.27	$1.64

Weighted Average Common Shares Outstanding:
Basic	1,544,003		1,544,003		1,447,276		1,447,276

Diluted	1,732,544		1,732,544		1,447,276		1,658,609

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 20 – RESTATEMENT OF INTERIM 2010 FINANCIAL RESULTS (UNAUDITED) (continued)

Consolidated Statement of Income Data	For the Three Months Ended March 31, 2010 (Unaudited)			For the Nine Months Ended March 31, 2010 (Unaudited)

	As Filed	Adjustments to Restate	Restated	As Filed		Adjustments to Restate	Restated

Income from Operations	$1,448,315	—	$1,448,315		$2,632,098	—	$2,632,098

Other Income (Expenses):
Change in fair value of derivative liabilities	—	(298,283)	(298,283)	(e)	—	1,704,654	1,704,654
Gain from debt extinguishment	—	270,101	270,101	(f)	—	1,893,310	1,893,310
Interest income	731,521	—	731,521		1,274,716	—	1,274,716
Interest expense	(394,667)	—	(394,667)		(2,711,743)	—	(2,711,743)

Total Other Income (Expenses)	336,854	(28,183)	308,672		(1,437,027)	3,597,964	2,160,937

Income (Loss) before Provision for Income Taxes	1,785,169	(28,183)	1,756,987		1,195,071	3,597,964	4,793,035
Provision for Income Taxes	550,772	—	550,772		865,550	—	865,550

Net Income (Loss)	$1,234,397	$(28,183)	$1,206,215		$329,521	$3,597,964	$3,927,485

Comprehensive Income (Loss)	$1,239,150	$(28,183)	$1,210,968		$368,134	$3,597,964	$3,966,098

Net Income (Loss) per Common Share:
Basic	$0.73	$(0.02)	$0.71		$0.22	$2.35	$2.57

Diluted	$0.68	$(0.02)	$0.66		$0.20	$2.18	$2.38

Weighted Average Common Shares Outstanding:
Basic	1,702,336		1,702,336		1,531,055		1,531,055

Diluted	1,814,095		1,814,095		1,648,004		1,648,004

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2010 and 2009

NOTE 20 – RESTATEMENT OF INTERIM 2010 FINANCIAL RESULTS (UNAUDITED) (continued)

Consolidated Statement of Cash Flows	For the Three Months Ended September 30, 2009 (Unaudited)

	As Filed	Adjustments to Restate	Restated

Net Income (Loss)	$(911,373)	$1,750,163		$838,790

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	—	(688,556)	(e)	(688,556)
Gain from debt extinguishment	—	(1,061,607)	(f)	(1,061,607)

Cash Used in Operating Activities	(846,755)	—		(846,755)

Consolidated Statement of Cash Flows	For the Six Months Ended December 31, 2009 (Unaudited)

	As Filed	Adjustments to Restate	Restated

Net Income (Loss)	$(904,876)	$3,626,146		$2,721,270

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	—	(2,002,937)	(e)	(2,002,937)
Gain from debt extinguishment	—	(1,623,209)	(f)	(1,623,209)

Cash Used in Operating Activities	(2,125,742)	—		(2,125,742)

Consolidated Statement of Cash Flows	For the Nine Months Ended March 31, 2010 (Unaudited)

	As Filed	Adjustments to Restate	Restated

Net Income	$329,521	$3,597,964		$3,927,485

Adjustments to reconcile net income to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	—	(1,704,654)	(e)	(1,704,654)
Gain from debt extinguishment	—	(1,893,310)	(f)	(1,893,310)

Cash Used in Operating Activities	(531,042)	—		(531,042)