Form 10-Q
period 2010-09-30
GOLD HORSE INTERNATIONAL, INC.
filed 2010-11-15
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,934,959 shares at November 15, 2010.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the amount of funds owed us by the Jin Ma Companies, the enforceability of our contractual arrangements with the Jin Ma Companies, the risk of doing business in the People's Republic of China (“PRC”), our ability to implement our strategic initiatives, our access to sufficient capital, our ability to satisfy our obligations as they become due, economic, political and market conditions and fluctuations, PRC government regulations and economic policies, industry regulation, competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our report as filed with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report and our annual report on Form 10-K for the year ended June 30, 2010, including the risks described in Item 1A. - Risk Factors, in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Our web site is www.goldhorseinternational.com. The information which appears on our web site is not part of this report.

All share and per share information in this report gives effect to the 40:1 reverse stock split of our common stock which was effective on September 8, 2010.

Our business is conducted in China, using Renminbi (“RMB”), the currency of China, and our financial statements are presented in United States dollars.   In this report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

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

•

“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, which are variable interest entities under contractual arrangements with us and whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise; and

•	“first quarter of 2011” refers to the three months ended September 30, 2010 and, “first quarter of 2010” refers to the three months ended September 30, 2009, unless the context otherwise defines.

2(a)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$316,773	$309,996
Accounts receivable, net	9,571,563	7,912,119
Note receivable on sales type lease - current portion	985,377	1,150,333
Inventories, net	75,219	64,007
Prepaid expenses	120,000	210,000
Other receivables, net	21,200	24,969
Cost and estimated earnings in excess of billings	110,867	93,879
Real estate held for sale	285,598	367,009
Deferred tax assets	272,084	267,668
Construction in progress - current portion	5,847,471	—

Total Current Assets	17,606,152	10,399,980

Property and equipment, net	8,715,904	8,727,796
Construction in progress - non-current portion	13,072,811	12,860,646
Note receivable on sales type lease - non-current portion	16,114,855	15,853,319

Total Assets	$55,509,722	$47,841,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable - current portion	$3,180,006	$3,091,678
Accounts payable	9,604,715	3,522,030
Due to related parties	983,650	230,453
Accrued expenses	856,186	832,597
Taxes payable	1,678,767	2,374,059
Advances from customers	147,057	144,670
Derivative liability	618,150	653,630
Billings in excess of costs and estimated earnings	—	90,205

Total Current Liabilities	17,068,531	10,939,322

Loans payable - net of current portion	313,522	345,152

Total Liabilities	17,382,053	11,284,474

Commitments (Note 18)	—	—

Stockholders' Equity:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.0001 par value; 300,000,000 shares authorized; 1,934,959 and 1,934,878 shares issued and outstanding at September 30, 2010 and June 30, 2010)	193	193
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,158,765	7,127,577
Statutory reserve	2,481,042	2,470,154
Retained earnings	19,116,843	18,213,466
Accumulated other comprehensive income	3,275,512	2,650,563

Total Stockholders' Equity	38,127,669	36,557,267

Total Liabilities and Stockholders' Equity	$55,509,722	$47,841,741

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$9,590,488	$5,190,120
Hotel	841,262	778,020
Real estate	410,969	—

Total Revenues	10,842,719	5,968,140

COST OF REVENUES
Construction	8,157,679	4,451,466
Hotel	515,448	514,547
Real estate	298,502	—

Total Cost of Revenues	8,971,629	4,966,013

GROSS PROFIT	1,871,090	1,002,127

OPERATING EXPENSES:
Other hotel operating expenses	19,705	26,773
Bad debt recovery	(7,492)	(7,991)
Salaries and employee benefits	211,359	194,086
Depreciation and amortization	194,472	193,589
Selling, general and administrative	302,690	149,952

Total Operating Expenses	720,734	556,409

INCOME FROM OPERATIONS	1,150,356	445,718

OTHER INCOME (EXPENSES):
Other income	6,784	73
Gain on extinguishment of derivative liabilities	—	1,061,607
Gain on change in fair value of derivative liabilities	35,480	688,556
Gain on sale of land use rights and property	—	449,306
Interest income	219,612	57
Interest expense	(126,046)	(1,571,381)

Total Other Income	135,830	628,218

INCOME BEFORE PROVISION FOR INCOME TAX	1,286,186	1,073,936

PROVISION FOR INCOME TAXES	371,921	235,146

NET INCOME	$914,265	$838,790

COMPREHENSIVE INCOME:
Net income	$914,265	$838,790

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	624,949	32,145

COMPREHENSIVE INCOME	$1,539,214	$870,935

NET INCOME PER COMMON SHARE:
Basic	$0.47	$0.62
Diluted	$0.47	$0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,934,959	1,350,549
Diluted	1,963,526	1,939,810

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$914,265	$838,790
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	194,472	193,589
Stock-based compensation and fees	—	57,500
Common stock issued for interest	—	18,710
Bad debt recovery	(7,492)	(7,991)
Interest expense from amortization of debt discount	—	1,333,700
Warrants issued for service	31,188	—
Gain on sale of land use right	—	(449,306)
Gain from debt extinguishment	—	(1,061,607)
Gain on change in fair value of derivative liabilities	(35,480)	(688,556)
Changes in assets and liabilities:
Accounts receivable	(1,510,376)	1,840,992
Note receivable	181,702	—
Inventories	(10,033)	797
Other receivables	11,622	590,784
Advance to suppliers	—	(707,998)
Prepaid expenses	90,000	—
Costs and estimated earnings in excess of billings	(15,252)	(1,507)
Real estate held for sale	86,405	—
Construction in progress	(5,776,563)	(2,045,460)
Accounts payable and accrued expenses	5,963,925	(68,434)
Taxes payable	(725,552)	(1,225,645)
Advances from customers	—	558,104
Billings in excess of costs and estimated earnings	(90,581)	(23,216)
NET CASH USED IN OPERATING ACTIVITIES	(697,750)	(846,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of land use right	—	1,356,507
Purchase of property and equipment	(40,487)	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(40,487)	1,356,507

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	—	(146,175)
Proceeds from advances from related party	740,308	633,912
Repayment of convertible debt	—	(764,050)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	740,308	(276,313)

EFFECT OF EXCHANGE RATE ON CASH	4,706	(58)

NET INCREASE IN CASH & CASH EQUIVALENTS	6,777	233,382

CASH & CASH EQUIVALENTS - beginning of period	309,996	112,134

CASH & CASH EQUIVALENTS - end of period	$316,773	$345,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$99,941	$293,813
Income taxes	$616,537	$981,336

Non-cash activities:
Accounts receivable exchanged for prepaid land use rights for resale	$—	$270,080
Common stock issued for accrued compensation	$—	$248,000
Common stock issued for conversion of convertible debt	$—	$145,000
Common stock issued for accrued interest	$—	$21,830

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

September 30, 2010

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

PRC law currently places certain limitations on foreign ownership of Chinese companies. To comply with these foreign ownership restrictions, the Company, through its wholly-owned subsidiary, Global Rise, operates its business in China through the Jin Ma Companies, each of which is a limited liability company headquartered in Hohhot, the capital city of the Autonomous Region of Inner Mongolia in China, and organized under PRC laws. Each of the Jin Ma Companies has the relevant licenses and approvals necessary to operate its business in China and none of them is exposed to liabilities incurred by the other party. Global Rise has Contractual Arrangements with each of the Jin Ma Companies and their shareholders (collectively, the “Jin Ma Companies Shareholders”) pursuant to which Global Rise provides business consulting and other general business operation services to the Jin Ma Companies. Through these Contractual Arrangements, Global Rise also has the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring shareholder approval. As a result of these Contractual Arrangements, which enable Global Rise to control the Jin Ma Companies, the Company is considered the primary beneficiary of the Jin Ma Companies. Accordingly, the Company consolidates the Jin Ma Companies’ results, assets and liabilities in its financial statements.

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

Gold Horse Nevada entered into the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders on August 31, 2006. On June 29, 2007, concurrently with the closing of the Share Exchange Transaction, the Contractual Arrangements were amended and restated by and among Gold Horse Nevada and Global Rise, the Company’s wholly-owned subsidiary, and the Company on the one hand, and each of the Jin Ma Companies and their respective shareholders on the other hand, pursuant to which the Company was made a party to the Contractual Arrangements.

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

September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inner Mongolia (Cayman) Technology & Development Ltd.

IMTD, a wholly foreign owned enterprise incorporated in PRC, provides administrative support services to the Jin Ma Companies.

Basis of presentation

Principle of consolidation

These condensed consolidated financial statements include the financial statements of Gold Horse, its subsidiaries and variable interest entities.  All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of preparation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of June 30, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended June 30, 2010.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from the three months ended September 30, 2010:

Warrant liability
Balance at June 30, 2010	$653,630
Exercise of warrants	—
Change in fair value included in earnings	(35,480)
Balance at September 30, 2010	$618,150

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

See Note 10 for more information on these financial instruments.

Concentrations of credit risk

The Company’s operations through the Jin Ma Companies are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

At September 30, 2010 and June 30, 2010, the Company’s bank deposits by geographic area were as follows:

	September 30, 2010		June 30, 2010
	(Unaudited)
Country:
United States	$10,876	3.4%	$1,043	0.3%
China	305,897	96.6%	308,953	99.7%
Total cash and cash equivalents	$316,773	100.0%	$309,996	100.0%

Accounts receivable, notes receivable and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing receivables. The Company periodically reviews its receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2010 and June 30, 2010, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $994,597 and $978,455, respectively, on its total accounts receivable. Management believes that the note receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required at September 30, 2010 and June 30, 2010.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other receivables are primarily related to advances made to various vendors and other parties in the normal course of business and an allowance was established when those parties are deemed to be unlikely to repay the amounts. At September 30, 2010 and June 30, 2010, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $62,728 and $69,171, respectively. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account. The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the three months ended September 30, 2010 were as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total
Balance – June 30, 2010	$978,455	$69,171	$1,047,626
Reduction in allowance	—	(7,584)	(7,584)
Foreign currency translation adjustments	16,142	1,141	17,283

Balance – September 30, 2010 (Unaudited)	$994,597	$62,728	$1,057,325

Net income per common share

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended September 30,
	2010	2009
Net income used for basic and diluted net income per common share	$914,265	$838,790
Weighted average common shares outstanding - basic	1,934,959	1,350,549
Effect of dilutive securities:
Unexercised warrants	28,567	43,511
Convertible debentures	—	545,750
Weighted average common shares outstanding - diluted	1,963,526	1,939,810
Net income per common share - basic	$0.47	$0.62
Net income per common share - diluted	$0.47	$0.43

The Company's aggregate common stock equivalents at September 30, 2010 and June 30, 2010 include the following:

	September 30, 2010 (Unaudited)	June 30, 2010
Warrants	204,945	196,195
Total	204,945	196,195

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and variable interest entities is the RMB. For the subsidiaries and variable interest entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset and liability accounts at September 30, 2010 and June 30, 2010 were translated at 6.6981 RMB to $1.00 USD and at 6.8086 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the three months ended September 30, 2010 and 2009 were 6.78032 RMB and 6.8411 RMB to $1.00 USD, respectively. In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended September 30, 2010 and 2009 were deemed not material.

Recent accounting pronouncements

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 – NOTES RECEIVABLE, NET

Notes receivable, which was attributable to the leasing of the Vocational School and Chemistry School pursuant to a sales-type capital lease, is accounted for using the installment method of accounting as well as original note value. In accordance with ASC Topic 360, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value. Management believes that the note receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required. At September 30, 2010 and June 30, 2010, note receivable, net consisted of the following:

	September 30, 2010 (Unaudited)	June 30, 2010
Due in 12-month periods ending September 30,
2011	$2,433,492	$2,861,153
2012	2,302,145	2,264,783
2013	2,302,145	2,264,783
2014	2,302,145	2,264,783
2015	1,525,806	1,501,043
Thereafter	24,944,388	24,539,553
Note receivable – gross	35,810,121	35,696,098
Less: discount on note receivable	(14,830,239)	(14,808,215)
Less: deferred gain on sale	(3,879,650)	(3,884,231)
	17,100,232	17,003,652
Note receivable – current portion, net	(985,377)	(1,150,333)
Note receivable – long-term, net	$16,114,855	$15,853,319

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 3 - INVENTORIES

At September 30, 2010 and June 30, 2010, inventories consisted of the following:

	September 30, 2010 (Unaudited)	June 30, 2010

Consumable goods	$75,219	$64,007

	$75,219	$64,007

NOTE 4 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at September 30, 2010 and June 30, 2010 consisted of:

	September 30, 2010 (Unaudited)	June 30, 2010
Costs incurred on uncompleted contracts	$19,700,065	$23,231,942
Estimated earnings	4,501,813	5,325,326
	24,201,878	28,557,268
Less: billings to date	(24,091,011)	(28,553,594)
	$110,867	$3,674

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	September 30, 2010 (Unaudited)	June 30, 2010
Costs and estimated earnings in excess of billings	$110,867	$93,879
Billings in excess of costs and estimated earnings	—	(90,205)

	$110,867	$3,674

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2010 and June 30, 2010, property and equipment consist of the following:

	Useful Life	September 30, 2010 (Unaudited)	June 30, 2010

Office equipment	5 – 8 Years	$590,410	$580,827
Machinery and equipment	5 – 15 Years	7,299,787	7,181,316
Vehicles	10 Years	528,961	480,057
Building and building improvements	20 – 40 Years	3,970,595	3,906,155
		12,389,753	12,148,355
Less: accumulated depreciation		(3,673,849)	(3,420,559)
		$8,715,904	$8,727,796

Depreciation of property and equipment is provided using the straight-line method. For the three months ended September 30, 2010 and 2009, depreciation expense amounted to $194,472 and $193,589, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 6 – CONSTRUCTION IN PROGRESS

At September 30, 2010 and June 30, 2010, construction in progress consists of the following:

	September 30, 2010 (Unaudited)	June 30, 2010
Prepaid land use rights and buildings built for Procuratorate Housing Estates (located in Yuquan District, Hohhot City, Inner Mongolia)	$900,283	$885,672
Prepaid land use rights and buildings built for Shuian Renjia Project	5,847,471	—
Prepaid land use rights for Wusutu Village land	2,468,284	2,428,224
Prepaid land use rights for Fu Xing Ying land	9,704,244	9,546,750
Total construction in progress	18,920,282	12,860,646
Less: current portion	(5,847,471)	—
Long term construction in progress	$13,072,811	$12,860,646

NOTE 7 – ACCRUED EXPENSES

At September 30, 2010 and June 30, 2010, accrued expenses consist of the following:

	September 30, 2010 (Unaudited)	June 30, 2010
Accrued interest payable	$264,503	$234,214
Accrued payroll and employees benefit	210,563	152,332
Refundable construction performance deposit	373,240	440,619
Other	7,880	5,432
	$856,186	$832,597

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following at September 30, 2010 and June 30, 2010:

	September 30, 2010 (Unaudited)	June 30, 2010
Loans from various credit unions, due on May 10, 2011 with annual interest of 11.16% and secured by the assets of Jin Ma Hotel.	$2,956,062	$2,908,087

Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured and repaid in October 2010	37,324	36,718

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	194,085	190,936

Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	37,324	36,718

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	119,437	117,498

Loan from one unrelated individual, due in March 2011 with annual interest of 24% and unsecured.	149,296	146,873
Total loans payable	3,493,528	3,436,830
Less: current portion	(3,180,006)	(3,091,678)
Long term liability	$313,522	$345,152

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 8 – LOANS PAYABLE (continued)

For the three months ended September 30, 2010 and 2009, interest expense related to these loans amounted to $126,046 and $172,197, respectively. At September 30, 2010, future maturities of long-term debt are as follows:

2011 (current liability)	$3,180,006
2012	$313,522

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes.  These advances are non interest bearing, unsecured and payable on demand.  At September 30, 2010 and June 30, 2010, due to related parties consisted of the following:

Name	Relationship	September 30, 2010 (Unaudited)	June 30, 2010
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$983,650	$230,453

Other

During the three months ended September 30, 2010 and 2009, the Company paid rent of $12,887 and $12,773 to Inner Mongolia Jin Ma Group Ltd., respectively.

NOTE 10 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

Under the terms of a Securities Purchase Agreement, on the closing date which occurred on November 30, 2007, the Company issued $2,183,000 principal amount 10% Secured Convertible Debentures to the purchasers together with the common stock purchase warrants to purchase an aggregate of 238,009 shares of the Company’s common stock. The Company paid Next Generation Equity Research, LLC (“Next”), a broker dealer and member of FINRA, a commission of $174,640 and issued Next common stock purchase warrants to purchase an aggregate of 12,692 shares of the Company’s common stock at $20.00 per share. Additionally, the Company reimbursed one of the investors $30,000 to defer its legal fees in connection with the financing. The Company used the balance of the proceeds for general working capital.

The debentures, aggregating $2,183,000, which prior to March 31, 2009 accrued interest at 10% per annum, were originally due on March 31, 2009.  The Company failed to repay the debentures on the due date.  During May 2009, the Company entered into negotiations with the debenture holders to restructure the payment terms and reached an understanding, subject to the execution of definitive documents, to extend the due date of the debentures and cure the default. On May 18, 2009, the Company and the debenture holders signed a Debenture and Warrant Amendment Agreement (the “Amendment Agreement”) and an Amended and Restated 14% Secured Convertible Debenture (the “Exchanged Debentures”).  The Jin Ma Companies, however, had been unable to consummate this restructure due to delays caused by China’s State Administration of Foreign Exchange (“SAFE”), the agency that the Jin Ma Companies must get approval from to wire the funds to the debenture holders. On June 30, 2009, the Company and the debenture holders executed an Amendment to the Amendment Agreement effectively consummating the Amendment Agreement and issuing the Exchanged Debentures thereby ceasing any written or non-written declarations of an event of default under its Securities Purchase Agreement and the related 10% secured convertible debentures and any process to foreclose upon the pledged shares in accordance with the terms of the pledge agreement executed in connection Securities Purchase Agreement. The exercise price per share of common stock for the original 250,701 warrants issued pursuant to the Securities Purchase Agreement was lowered from $20.00 to $4.00.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 10 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES (continued)

On May 14, 2010, the Company entered into a further Debenture and Warrant Amendment Agreement with the remaining debenture holders which:

•	waived all existing defaults under the June 2009 Amendment and the debentures,
•	reduced the conversion price of the 14% secured convertible debentures and the exercise price of 238,009 warrants to $3.20 per share,
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

In accordance with the FASB authoritative guidance, the conversion feature of the convertible debt was separated from the host contract and recognized as a derivative instrument. Both the conversion feature of the debt and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of income.  The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the warrants as of September 30, 2010 and June 30, 2010 using a probability-weighted Black-Scholes-Merton option-pricing model using the following assumptions:

	September 30, 2010	June 30, 2010
Warrants:
Risk-free interest rate	0.42%	1.00%
Expected volatility	159.68%	179.74%
Expected life (in years)	2.17 years	2.42 years
Expected dividend yield	0	0

Fair Value:	$ 618,150	$ 653,630

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

As of September 30, 2010 and June 30, 2010, the outstanding numbers of warrant related to the convertible debentures were 196,195. At September 30, 2010 and June 30, 2010, the Company recorded a derivative liability of $618,150 and $653,630, respectively, related to the warrants. When the debentures converted or repaid, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. For the three months ended September 30, 2010 and 2009, gains from the change in fair value of derivative liabilities were $35,480 and $688,556, respectively. For the three months ended September 30, 2010 and 2009, gains from the extinguishment of derivative liabilities were $0 and $1,061,607, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740. ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the PRC and the United States.

The operations of the Company are in China and are governed by the Income Tax Law of the People's Republic of China and local income tax laws (the "PRC Income Tax Law"). The Company is subject to income tax at a rate of 25%.

At September 30, 2010 and June 30, 2010, taxes payable are as follows:

	September 30, 2010 (Unaudited)	June 30, 2010
Income taxes payable	$372,631	$610,173
Other taxes payable	1,306,136	1,763,886
Total	$1,678,767	$2,374,059

NOTE 12 – STOCKHOLDERS’ EQUITY

Warrants

On August 18, 2010, the Company entered into a six-month consulting agreement with Rodman & Renshaw, LLC (“Rodman”) for financial advisor services.  In connection with the consulting agreement, the Company issued to Rodman warrants to purchase 8,750 shares on the Company’s common stock at a price per share of $6.00.  The warrants are exercisable at any time in whole or in part during the four year period commencing one year from the date of this agreement.  The Company valued these warrants utilizing the Black-Scholes options pricing model using the following assumptions at approximately $3.56 per warrant or $31,188 in total and recorded as stock-based professional fees.

Warrants:	At grant date
Risk-free interest rate	0.18%
Expected volatility	175.4%
Expected life (in years)	5 years
Expected dividend yield	0
Fair Value:	$ 31,188

Warrant activities for the three months ended September 30. 2010 was summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at June 30, 2010	196,195	$3.20
Granted	8,750	6.00
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2010 (Unaudited)	204,945	$3.37

Warrants exercisable at September 30, 2010	196,195	$3.20

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the Company's stock warrants outstanding at September 30, 2010:

Warrants Outstanding					Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$3.20	183,503	$3.20	$119,277	2.17 Years	183,503	$3.20
$4.00	12,692	$4.00	$—	2.17 Years	12,692	$4.00
$6.00	8,750	$6.00	$—	4.88 Years	—	—
	204,945	$3.37	$119,277	2.12 Years	196,195	$3.20

(1)

The intrinsic value of warrants at September 30, 2010 is the amount by which the market value of the Company’s common stock of $3.85 as of September 30, 2010 exceeds the exercise price of the warrants.

NOTE 13 – SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended September 30, 2010 and 2009, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the three months ended September 30, 2010 and 2009 is as follows:

	For the Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues:
Construction	$9,590,488	$5,190,120
Real Estate	410,969	—
Hotel	841,262	778,020
	10,842,719	5,968,140
Depreciation:
Construction	114,363	115,053
Real Estate	10,912	10,022
Hotel	69,197	68,514
	194,472	193,589
Interest expense:
Construction	126,046	172,197
Other	—	1,399,184
	126,046	1,571,381
Net income (loss):
Construction	836,376	602,830
Real Estate	165,504	(103,790)
Hotel	108,877	66,996
Other (a)	(196,492)	272,754
	$914,265	$838,790

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 13 – SEGMENT INFORMATION (continued)

	September 30, 2010 (Unaudited)	June 30, 2010
Identifiable long-lived tangible assets at September 30, 2010 and June 30, 2010:
Construction	$6,312,685	$6,283,804
Real Estate	341,099	346,430
Hotel	2,062,120	2,097,562
	$8,715,904	$8,727,796

(a)

The Company does not allocate its general and administrative expenses of its U.S. activities and the fair value changes of its derivative liabilities to its reportable segments, because these activities are managed at a corporate level.

NOTE 14 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the three months ended September 30, 2010.  For the three months ended September 30, 2010, statutory reserve activity is as follows:

Statutory Reserve
Balance – June 30, 2010	$2,470,154
Addition to statutory reserves	10,888
Balance – September 30, 2010 (Unaudited)	$2,481,042

NOTE 15 – MAJOR CUSTOMERS AND VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the three months ended September 30, 2010, two construction projects accounted for 88.4% of the Company’s total revenues. For the three months ended September 30, 2009, two construction projects accounted for 87.0% of the Company’s total revenues. Major customers are summarized as follows:

Project Name	For the Three Months Ended September 30, 2010 (Unaudited)%		For the Three Months Ended September 30, 2009 (Unaudited)%
Lanyu Garden No. 3 residential apartment project	$—	0.0	$2,136,690	35.8

Fu Xing Bath Center project	—	0.0	3,053,430	51.2

Tuzuoqi Low-rent project	90,581	0.8	—	0.0

Jianhe Garden residential project	$9,499,907	87.6	$—	0.0

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 15 – MAJOR CUSTOMERS AND VENDORS (continued)

At September 30, 2010, the Company had $5,735,806 of accounts receivable due from its major customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services.

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

The parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Gold Horse International, Inc. exceed 25% of the consolidated net assets of Gold Horse International, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion all of our operations and revenues are conducted and generated in China through the Jin Ma Companies, all of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 16 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

	As of September 30, 2010	As of June 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,876	$1,043
Prepaid expenses	120,000	210,000
Total Current Assets	130,876	211,043
Investments in subsidiaries at equity	37,996,962	36,261,257
Due from subsidiaries	799,638	849,638
Total Assets	$38,927,476	$37,321,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,230	$48,916
Derivative liabilities	618,150	653,630
Accrued expenses	149,428	62,125
Total Current Liabilities	799,808	764,671
Stockholders' equity:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 1,934,959 and 1,934,878 shares issued and outstanding at September 30, 2010 and June 30, 2010 respectively)	193	193
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,158,765	7,127,577
Statutory reserve	2,481,042	2,470,154
Retained earnings	19,116,843	18,213,466
Other comprehensive income	3,275,511	2,650,563
Total Stockholders' Equity	38,127,668	36,557,267
Total Liabilities and Stockholders' Equity	$38,927,476	$37,321,938

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 16 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

REVENUES	$—	$—
OPERATING EXPENSES:
Salaries and employee benefits	74,803	67,750
General and administrative	157,169	10,475
Total Operating Expenses	231,972	78,225
LOSS FROM OPERATIONS	(231,972)	(78,225)

OTHER INCOME (EXPENSES):
Gain on extinguishment of derivative liabilities	—	1,061,607
Gain on change in fair value of derivative liabilities	35,480	688,556
Interest expense	—	(1,399,184)
Total Other Income	35,480	350,979
(LOSS) GAIN ATTRIBUTABLE TO PARENT ONLY	(196,492)	272,754
EQUITY INCOME EARNINGS OF SUBSIDIARIES	1,110,757	566,036

NET INCOME	$914,265	$838,790

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 16 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$914,265	$838,790
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(1,110,757)	(566,036)
Common stock issued for services	—	57,500
Common stock issued for interest	—	18,710
Interest expense from amortization of debt discount	—	1,333,700
Warrants issued for services	31,188	—
Gain on extinguishment of derivative liabilities	—	(1,061,607)
Gain on change in fair value of derivative liabilities	(35,480)	(688,556)
Changes in assets and liabilities:
Prepaid expenses	90,000	—
Accounts payable	(16,686)	(7,799)
Accrued expenses	87,303	(115,522)
NET CASH USED IN OPERATING ACTIVITIES	(40,167)	(190,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from subsidiaries	50,000	920,500
NET CASH PROVIDED BY INVESTING ACTIVITIES	50,000	920,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment for convertible debt	—	(764,050)
NET CASH USED IN FINANCING ACTIVITIES	—	(764,050)

NET INCREASE (DECREASE) IN CASH	9,833	(34,370)

CASH - beginning of period	1,043	39,956

CASH - end of period	$10,876	$5,586

NOTE 17 – COMMITMENTS

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of September 30, 2010.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 18 – RESTATEMENT OF INTERIM FINANCIAL RESULTS

The Company’s consolidated financial statements have been restated for the three months ended September 30, 2009 to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB Accounting Standards Codification Topic 815 (“ASC 815”), which has been effective for the Company since July 1, 2009, and to record the subsequent accounting for the changes in the fair value of the associated liabilities at September 30, 2009.  Accordingly, the Company’s unaudited interim consolidated balance sheets, statements of income, and statements of cash flows at September 30, 2009 have be restated herein. All the respective restatement adjustments are non-cash in nature and not related to the operations of the Jin Ma Companies.  The Company has discussed the restatement adjustments with its independent registered public accounting firm, Crowe Horwath (HK) CPA Limited. The effect of correcting these errors in the Company’s (a) unaudited consolidated balance sheets at September 30, 2009; (b) unaudited consolidated statements of income for the three months ended September 30, 2009; and (c) unaudited consolidated statements of cash flows for the three months ended September 30, 2009 are shown in the tables as follows:

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 18 – RESTATEMENT OF INTERIM FINANCIAL RESULTS (continued)

Consolidated Statement of Income Data	For the Three Months Ended September 30, 2009 (Unaudited)
	As Filed	Adjustments to Restate		Restated
Income from Operations (*)	$445,718	$—		$445,718

Other Income (Expenses):
Change in fair value of derivative liabilities	—	688,556	(d)	688,556
Gain from debt extinguishment	—	1,061,607	(e)	1,061,607
Gain on sale of land use rights and property (*)	449,306	—		449,306
Other income	73	—		73
Interest income	57	—		57
Interest expense	(1,571,381)	—		(1,571,381)
Total Other Income (Expenses)	(1,121,945)	1,750,163		628,218

Income (Loss) before Provision for Income Taxes	(676,227)	1,750,163		1,073,936
Provision for Income Taxes	235,146	—		235,146
Net Income (Loss)	$(911,373)	$1,750,163		$838,790

Comprehensive Income (Loss)	$(879,228)	$1,750,163		$870,935

Net Income (Loss) per Common Share:
Basic	$(0.67)	$1.29		$0.62
Diluted	$(0.67)	$1.10		$0.43
Weighted Average Common Shares Outstanding:
Basic	1,350,549			1,350,549
Diluted	1,350,549			1,939,810

(d)	To reflect change in fair value of derivative liabilities
(e)	To reflect extinguishment of conversion feature derivative liability upon conversion of debt to equity
(*)	Gain on sale of land use rights and property has been reclassified from income from operations to other income to conform to the current periods presentation.

Consolidated Statement of Cash Flows	For the Three Months Ended September 30, 2009 (Unaudited)
	As Filed	Adjustments to Restate		Restated
Net Income (Loss)	$(911,373)	$1,750,163		$838,790
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	—	(688,556)	(d)	(688,556)
Gain from debt extinguishment	—	(1,061,607)	(e)	(1,061,607)
Cash Used in Operating Activities	(846,754)	—		(846,754)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are not engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues.  Pursuant to the requirements of ASC Topic 810, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) and we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this report, the assets and liabilities at September 30, 2010 and June 30, 2010 and the results of operations for the three months ended September 30, 2010 and 2009 are primarily those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have developed business and operations which are independent of the Jin Ma Companies, of which there are no assurances, we will in all likelihood be forced to cease our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the calculation of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, provisions for estimated losses on uncompleted contracts, the fair value of conversion options embedded in convertible debt, and the fair values of warrants granted in connection with the issuance of the convertible debt. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of net revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Principles of consolidation

Pursuant to ASC Topic 810, we are required to include in our consolidated financial statements the financial statements of VIEs. ASC Topic 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

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

Prior to the time when the Jin Ma Companies financial statements were prepared in accordance with U.S. GAAP, the Jin Ma Companies did not record reserves for uncollectable accounts. Following the Contractual Arrangements, in accordance with U.S. GAAP we initially estimated reserves based solely upon the age of the receivables as a historical basis by which the collectability could be reasonably estimated did not exist. As a basis for accurately estimating the likelihood of collection has been established, the Jin Ma Companies consider a number of factors when determining reserves for uncollectable accounts. We believe that we use a reasonably reliable methodology to estimate the collectability of the Jin Ma Companies receivables. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we should become unable to reasonably estimate the collectability of our receivables, our results of operations could be negatively impacted. At September 30, 2010 and June 30, 2010, we have established, based on a review of our outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $994,597 and $978,455, respectively, on our total accounts receivable. We believe that our note receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required at September 30, 2010 and June 30, 2010.

Other receivables are primarily related to advances made to various vendor, subcontractors, and other parties in the normal course of business and an allowance was established when those parties were deemed to be unlikely to repay the amounts. At September 30, 2010 and June 30, 2010, we have established, based on a review of our outstanding other receivable balances, an allowance for doubtful accounts in the amount of $62,728 and $69,171, respectively.

Inventories

Inventories, consisting of consumable goods related to our hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At September 30, 2010 and June 30, 2010, real estate held for sale amounted to $285,598 and $367,009, respectively.

Advances from customers

Advances from customers at September 30, 2010 and June 30, 2010 of $147,057 and $144,670, respectively, consist of prepayments from third party customers to us for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. We will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with our revenue recognition policy.

Construction in progress

Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale.  Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of September 30, 2010 and June 30, 2010, construction in progress amounted to $18,920,282 and $12,860,646, respectively, of which $5,847,471 and $0, respectively, were included in current portion.

Derivative financial instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, we use the Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2010 and June 30, 2010, we had $618,150 and $653,630, respectively, of warrants liability on the balance sheet.

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

In 2007 and 2008, Jin Ma Real Estate entered into agreements to construct new dormitories as follows:

a) In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Vocational School. Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. In November 2008, Jin Ma Real Estate completed the construction. Since the agreement did not have a stated interest rate, we used an imputed interest rate of 6.12% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 61,691,138 RMB (approximately $9,000,000). The deferred gain on the sale of the property was approximately $52,000 of which $204 and $860 was recognized in the three months ended September 30, 2010 and 2009, respectively, pursuant to the installment method and is reflected in the accompanying statements of income.

b) In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry School entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Chemistry School situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate leased the buildings to the Chemistry School for a period of 20 years. The annual lease payments are RMB 10.62 million (approximately $1.55 million) for five years (from fiscal 2010 to fiscal 2014), and the annual lease payment is RMB 5.42 million (approximately $0.79 million) for 15 years (from fiscal 2015 to fiscal 2029). Since the agreement did not have a stated interest rate, we used an imputed interest rate of 5.94% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 84,196,104 RMB (approximately $12 million). The deferred gain on the sale of the property was approximately $3,900,000 of which $67,624 and $0, respectively, was recognized in the three months ended September 30, 2010 and 2009 pursuant to the installment method and is reflected in the accompanying statements of income.

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

As of September 30, 2010, the remaining deferred gains for Vocational School and Chemistry School leases of $50,914 and $3,828,735, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. As of June 30, 2010, the remaining deferred gains for Vocational School and Chemistry School leases of $50,291 and $3,833,940, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

The deferred gains were recognized pursuant to the installment method and are reflected in the accompanying consolidated statements of income follows:

	For the Three Months Ended September 30,
	2010	2009
Net revenues	$249,530	$—
Cost of sales	181,702	—
Gross profit recognized	$67,828	$—

Jin Ma Real Estate receives annual payments of principal and the related imputed interest from the Vocational School and Chemistry School. During the three months ended September 30, 2010 and 2009, we allocated the payments received as follows:

	For the Three Months Ended September 30,
	2010	2009
Amount applied to principal balance of note receivable	$249,530	$—
Interest income recognized on consolidated statement of income	219,575	—
Total payment received	$469,105	$—

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

Foreign currency translation

Our reporting currency is the U.S. dollar. Our functional currency is the U.S. dollar and the functional currency of our China subsidiaries and the VIEs is RMB. For the subsidiaries and VIEs whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the year, assets and liabilities are translated at the unified exchange rate at the end of the year, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Jin Ma Companies revenue transactions are transacted in the functional currency. We do not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on our results of operations.

Asset and liability accounts at September 30, 2010 and June 30, 2010 were translated at 6.6981 RMB to $1.00 and at 6.8086 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended September 30, 2010 and 2009 were 6.78032 RMB and 6.8411 RMB to $1.00, respectively. Cash flows from the Jin Ma Companies operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Warranty policy

In accordance with ASC Topic 450, we estimate liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by construction defects and expected material and labor costs to provide warranty replacement products.  The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, claims made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the three months ended September 30, 2010 and 2009 were immaterial.

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2010 and Three Months Ended September 30, 2009.

	For the Three Months Ended September 30,
	2010	% of Total Net Revenues		2009	% of Total Net Revenues
NET REVENUES
Construction	$9,590,488	88.4		$5,190,120	87.0
Hotel	841,262	7.8		778,020	13.0
Real estate	410,969	3.8		—	0.0
Total Revenues	10,842,719	100.0		5,968,140	100.0
COST OF SALES
Construction	8,157,679	85.0	*	4,451,466	85.8	*
Hotel	515,448	61.3	*	514,547	66.1	*
Real estate	298,502	72.6	*	—	—
Total Cost of Sales	8,971,629	82.7		4,966,013	83.2
GROSS PROFIT
Construction	1,432,809	15.0	*	738,654	14.2	*
Hotel	325,814	38.7	*	263,473	33.9	*
Real estate	112,467	27.4	*	—	—
Total Gross Profit	$1,871,090	17.3		1,002,127	16.8

*   Represents percentage of respective segments total net revenues

Net Revenues. For the first quarter of 2011, our overall net revenues increased 81.7% from the first quarter of 2010. The increase in revenues was mainly due to increased activity in our construction and real estate operations caused by an improvement in the real estate market in Hohhot.

Net revenues related to Jin Ma Construction by construction project are summarized as follows:

Project Name	For the Three Months Ended September 30, 2010	% (*)		For the Three Months Ended September 30, 2009	% (*)
Lanyu Garden Number 3 residential building	$—	0.0	*	$3,053,430	58.8	*
Fu Xing Bath Center	—	0.0	*	2,136,690	41.2	*
Tuzuoqi Low-rent project	90,581	0.9	*
Jianhe Garden residential project	9,499,907	99.1	*	—	—
Total construction segment net revenues	$9,590,488	100.0		$5,190,120	100.0

*   Represents percentage of construction segment net revenues.

At September 30, 2010, the percentage completed for each respective job is as follows:

% Complete
Tuzuoqi Low-rent project	100.0%
Jianhe Garden residential project	79.3%

As of September 30, 2010, Jin Ma Construction had primarily two uncompleted third party construction project in progress:

•	the Jianhe Garden residential project which was 79.3% complete at September 30, 2010, and

•

the Tianti Housing Project, a project consisting of seven residential buildings with a total construction area of 90,607 square meters which we began at the end of September 2010 and have not recognized any revenue or costs.  The Tianti Housing Project has an anticipated completion date of December 2011, with total estimated revenue of $26.4 million and estimated gross profit of $3.4 million.

The increase in Jan Ma Construction’s revenue for the first quarter of 2011 as compared to the first quarter of 2010 was attributable to the timing of Jin Ma Construction’s business as well as a turnaround in the real estate market in Hohhot which occurred in the 2010 period.  At any given time Jin Ma Construction will have a concentration of significant customer depending upon the number and scope of construction projects.  These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. In addition, if Jin Ma Construction does not successfully manage its business so that it has new projects ready to start as current projects are completed its revenues will decline which will materially adversely impact our liquidity and operations in future periods. In addition to the third-party construction projects outlined above, Jin Ma Construction has been acting as general contractor for Jin Ma Real Estate to construct residential real estate development projects as discussed below and Jin Ma Construction is now focusing on acting as general contractor for Jin Ma Real Estate in order to vertically integrate all development processes from construction management to the sale of real estate units to customers.

Additionally, in October 2010, in the first such move since 2007, China's central bank increased the one-year deposit rate from 2.25% to 2.5% and increased the lending rate from 5.31% to 5.56%.  The central bank’s move is aimed at slowing the country’s booming real estate market and calming inflation. Analysts say the action could begin to remedy China's soaring housing prices, accelerating inflation. China has introduced various cooling measures, such as higher down payments and restrictions on the purchase of multiple homes, to temper the property market. We believe that we will not be affected by the increase in the benchmark interest rate. Jin Ma Real Estate’s management believes that real estate development in Hohhot, Inner Mongolia, as a third-tier city, and its surrounding areas will remain strong and may not feel the effects of the slower real estate markets occurring in tier-one cities such as Beijing and Shanghai.

Net revenues for Jin Ma Hotel’s operations increased 8.1% for first quarter of 2011 from the first quarter of 2010 primarily due to increased sales at the hotel’s banquet and catering facility. In the 2011 period, the Jin Ma Hotel has seen an increase in visitors to its banquet facility as compared to the 2010 period.

Jin Ma Real Estate’s development operation did not generate any revenue during the first quarter of 2010 due to a lack of inventory of apartment units available for sale. Its revenues during fiscal 2010 were adversely impacted by the PRC Property Right Law enacted in October 2007 which impacted the method by which Jin Ma Real Estate could obtain land use rights to build additional residential projects coupled with a softening in the residential real estate market.  As a result, during fiscal 2010 Jin Ma Real Estate began to focus on developing projects such as the Vocational School and Chemistry College, both of which are constructed by Jin Ma Construction.  During fiscal 2010, Jin Ma Real Estate, in cooperation with Jin Ma Construction who acted as general contractor, developed Buildings 1 to 4 of Procuratorate Housing Estates and Jian Guan Residential buildings (also known as building 5 of the Procuratorate Housing Estates). In fiscal 2010, it sold substantially all of the units of real estate held for sale and recognized revenue from the sale of these units. During the first quarter of 2011, Jin Ma Real Estate sold certain remaining units of real estate held for sale from Building 1 to 4 of Procuratorate Housing Estates and recognized revenue from the sale of these units, as well as revenues from the Vocational School and Chemistry College projects.

For the three months ended September 30, 2010 and 2009, net revenues from real estate development operations are summarized as follows:

Project Name	2010 Period	2009 Period
Building 1 to 4 of Procuratorate Housing Estates	$161,439	$—

Inner Mongolia Electrical Vocational Technical School	35,450	—

Inner Mongolia Chemistry College	214,080	—

Total real estate segment net revenues	$410,969	$—

As a result of the change in the focus of Jin Ma Construction from acting as a general contractor for third party projects to building projects for Jin Ma Real Estate, we expect that both the Jin Ma Companies’ revenues and gross profit will be impacted in fiscal 2011.   Jin Ma Construction will not report revenues from work completed for Jin Ma Real Estate, but Jin Ma Real Estate’s gross profit in sales of its properties should increase significantly.  Jin Ma Construction expects that the Jianhe Garden residential project will be completed during fiscal 2011 and Jin Ma Real Estate will continue to record revenues from both the Vocational School and the Chemistry School during fiscal 2011.  Additionally, JinMa Real Estate will develop the Shuian Renjia residential project in cooperation with Jin Ma Construction that will act as general contractor, an example of a project under the Jin Ma Companies new integrated business model. Shuian Renjia is located at the south part of East Xinhua Street in Hohhot, and will consist of two buildings each with 17 floors and a total of 364 apartments. The total development area will amount to 56,841.2 square meters.  The Shuian Renjia project is expected to be completed by May 2011 and requires a total investment of 140 million RMB or about $21 million. The successful completion of this project is expected to yield revenues of 220 million RMB or $32.9 million. While Jin Ma Real Estate has additional projects in early development, the timing of any revenues from those projects is presently undeterminable.

Cost of Revenues. Overall, cost of revenues decreased from 83.2% of net revenues for first quarter of 2010 to 82.7% of net revenues for the first quarter of 2011. Cost of revenues as a percentage of net revenues from Jin Ma Construction’s operation for the three months ended September 30, 2010 decreased to 85.0% from 85.8% for the first quarter of 2010. The slight decrease was mainly attributable to the slight decrease in construction materials and labor costs.  Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operations for the first quarter of 2011 decreased to 61.3% from 66.1% for the first quarter of 2010. The decrease in cost of sales as a percentage of net revenues was primarily attributable to the better management of raw material costs. It expects the cost of revenues as a percentage of net revenues for its hotel operation will remain at its current level in the near future. Cost of revenues for Jin Ma Real Estate’s operation as a percentage of net real estate revenues for the first quarter of 2011 was 72.6%. We expect gross margins on Jin Ma Real Estate development projects to range from 30% to 40%.

Gross Profit. Gross profit increased $868,963 or 86.7% to $1,871,090 for the first quarter of 2011 from $1,002,127 for the first quarter of 2010. Gross profit margin increased from 16.8% for the first quarter of 2010 to 17.3% for the first quarter of 2011. The increase in gross profit was attributable to an increase in revenues generated from Jin Ma Construction and Jin Ma Real Estate.

Total Operating Expenses. For the first quarter of 2011, overall operating expenses increased 29.5% from the first quarter of 2010. This increase was mainly due to an increase in salaries and employee benefits and an increase in selling, general and administrative expenses. We expect that operating expenses will maintain at their current level with minimal increases in the near future.

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel's restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses decreased 26.4% for the first quarter of 2011 from the first quarter of 2010. Other hotel operating expenses were 2.3% of hotel revenues for the first quarter of 2011 as compared to 3.4% for the first quarter of 2010. The decrease in other hotel operating expenses for the first quarter of 2011 is primarily attributable to a decrease in expenditures related to the purchase of low cost items such as plates, glasses which were expensed in the period these items were put in use.

Bad Debt (Recovery) Expenses. For the first quarter of 2011, bad debt recovery income amounted to $7,492 as compared to bad debt recovery income of $7,991 for the first quarter of 2010, a decrease of 6.2% and relates to the collection of old receivable balances previously written off. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in the Jin Ma Companies existing accounts and other receivables. We periodically review the Jin Ma Companies’ accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Salaries and Employee Benefits. For the first quarter of 2011, salaries and employee benefits amounted to $211,359 as compared to $194,086 for the first quarter of 2010, an increase of $17,273 or 8.9%. This slight increase is primarily related to the increase in employee salaries. We expect that salaries and employee benefits will remain at the current level with minimal increase in the near future.

Depreciation and Amortization. For the first quarter of 2011, depreciation and amortization increased 0.5% as compared to the first quarter of 2010. This slight increase was primarily due to our newly purchased fixed assets for which we began the depreciation in the first quarter of 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of selling, office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. Selling, general and administrative expenses increased $152,738 or 101.9% for the first quarter of 2011 compared to the first quarter of 2010. The increase was primarily attributable to the increase in professional fees paid for business development and planning.  We expect to incur similar expenses in future periods.

Total Other Income (Expenses). In the first quarter of 2011, we recorded other income of $135,830 as compared to other income of $628,218 in the first quarter of 2010. In the first quarter of 2011 and 2010, other income (expenses) primarily consisted of the following:

•

in the first quarter of 2011, we did not record any gain on extinguishment of derivative liabilities as compared to a gain of $1,061,607 related to the conversion and repayment of convertible debt in the first quarter of 2010;

•

in the first quarter of 2011, we recorded a gain on change in fair value of derivative liabilities of $35,480 related to the change in fair value of derivative liabilities associated with warrants as compared to $688,556 related to the change in fair value of derivative liabilities associated with warrants and the embedded conversion option on convertible debt in the first quarter of 2010;

•	in the first quarter of 2011, we did not dispose any assets. For the first quarter of 2010, Jin Ma Construction recognized a gain from the sale of land use rights and property of $449,306.

•

in the first quarter of 2011, we recorded interest income of $219,612 as compared to interest income of $57 in the first quarter of 2010, an increase of $219,555 attributable to the recording of interest income from the collection of the payments from the Vocational School and Chemistry School; and

•

in the first quarter of 2011, we recorded interest expense of $126,046 as compared to $1,571,381 in the first quarter of 2010, a decrease of $1,445,335 or 92.0% which was attributable to a decrease in interest expense from the debt discount of approximately $1,333,000, a decrease in interest of approximately $65,000 from the convertible debt and a decrease in interest of approximately $47,000 from the loan payable.

Provision for Income Taxes. Total provision for income taxes increased 58.2% in the first quarter of 2011 (28.9% of income before income taxes) from the first quarter of 2010 (21.9% of income before income taxes). The increase in the provision for income taxes was attributable to an increase in income before income taxes related to our Chinese subsidiaries and the VIEs. The increase in the provision for income taxes as a percentage of income before income taxes was attributable to the effect of our U.S. net losses on our overall effective tax rate for the first quarter of 2011 as compared to the effect of our U.S. net gains on our overall effective tax rate for the first quarter of 2010.

Net Income. Net income increased 9.0% for the first quarter of 2011 from the first quarter of 2010. This increase was primarily attributable to an increase in revenues and related gross profits offset by an increase in operating expenses, a decrease in other income and an increase in provision for income taxes as described above. This translates to basic net income per common share of $0.47 and $0.62, and diluted net income per common share of $0.47 and $0.43, for the three months ended September 30, 2010 and 2009, respectively.

Comprehensive Income. For the first quarter of 2011, we reported unrealized gain on foreign currency translation of $624,949 as compared to $32,145 for the first quarter of 2010 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the Chinese Renminbi. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $1,539,214 for the first quarter of 2011 as compared to comprehensive income of $870,935 for the first quarter of 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. Our principal liquidity demands are based on the capital needs of the Jin Ma Companies related to the development of new properties, land use right acquisitions, and our general corporate purposes.  We do not have any external sources of liquidity.  The Jin Ma Companies have historically relied on bank loans and advances from related parties to supplement their working capital.

At September 30, 2010, we had a cash balance of $316,773, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

Our working capital increased by $1,076,963 to $537,621 at September 30, 2010 from a working capital deficit balance of $539,342 at June 30, 2010. This increase in working capital is primarily attributable to:

•	An increase in cash and cash equivalents of $6,777,
•	An increase in accounts receivable, net of allowance for doubtful accounts, of $1,659,444,
•	An increase in inventories of $11,212,
•	An increase in cost and estimated earnings in excess of billings of $16,988,
•	An increase in construction in progress – current portion of $5,847,471,
•	A decrease in taxes payable of $695,292,
•	A decrease in derivative liability of $35,480,
•	A decrease in billings in excess of costs and estimated earnings of $90,205

Offset by:

•	A decrease in note receivable on sales type lease – current portion of $164,956,
•	A decrease in prepaid expenses of $90,000,
•	A decrease in real estate held for sale of $81,411,
•	An increase in loans payable – current portion of $88,328,
•	An increase in accounts payable of $6,082,685,
•	An increase in due to related parties of $753,197,
•	An increase in accrued expenses of $23,589.

Our balance sheet at September 30, 2010 reflects loans payable to third parties of $3,493,528 due through September 2012 which were working capital loans made to the Jin Ma Companies by third parties. These loans bear annual interest rates ranging from 11.16% to 24% and are due between September 2010 and September 2012. Of this amount, approximately $3 million is secured by the assets of the Jin Ma Hotel and the remaining balances are unsecured. These loans generally can be renewed with the respective parties when the loans mature.

The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash flow provided by operations, and from the collection of outstanding accounts and notes receivable balances. Additionally, during the first quarter of 2011, the Jin Ma Companies received advances from a company owned by our chief executive officer of $740,308 which was used for working capital purposes.  Upon acquiring land for future developments, the Jin Ma Companies intend to raise funds to develop its projects by the presale of units and by obtaining financing mainly from local banking institutions with which it has done business in the past. We also expect to fund projects such as the Shuian Renjia project through related party advances, from the collection of previous accounts receivable and from progress billings.  We believe that the relationships with these banks are in good standing and that the Jin Ma Companies’ real estate will secure the loans needed. We estimate that the Jin Ma Companies will have sufficient cash flow from operations to satisfy their working capital needs and to fund their operations for the next 12 months from the collection of their outstanding accounts and notes receivable. However, any delay in the collection of the receivables would have an adverse effect on their ability to fund their working capital requirements.  In addition, in October 2010 the PRC central government unexpectedly raised the benchmark interest rate by 25 basis points in an effort to address the rapidly growing real estate market and housing price inflation.  While the rise in interest rates will increase the Jin Ma Companies’ borrowing costs, the Jin Ma Companies are unable to anticipate at this time what additional impact, if any, the PRC government’s monetary policies will have on its business.

In addition, the Jin Ma Companies have $3.2 million of debt which becomes due by May 2011 and the majority of which is collateralized by the assets of the Jin Ma Hotel. The Jin Ma Companies do not presently have sufficient capital to satisfy this obligation. While the Jin Ma Companies believe they will be able to restructure this debt to extend the due date, if they are unable to do so, or to otherwise refinance the amount, a risk exists that this debt could be foreclosed upon which would deprive the Jin Ma Companies of revenue associated with this company and would materially adversely impact our results of operations in future periods.

We require working capital to pay general and administrative expense, including audit, legal and related fees, associated with our reporting obligations under the Securities Exchange Act of 1934. Other than the management fees which are due us by the Jin Ma Companies, we do not presently have any other source of working capital. At September 30, 2010, we were owed approximately $22.6 million by the Jin Ma Companies. We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during the first quarter of 2011, if the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Operating Activities

Net cash flow used in operating activities was $697,750 for the first quarter of 2011 as compared to net cash used in operating activities of $846,754 for the first quarter of 2010, a decrease of $149,004.

For the first quarter of 2011, net cash flow used in operating activities was primarily attributable to:

•

net income of $914,265 adjusted for the add-back of non-cash items such as depreciation of $194,472 and stock-based compensation of $31,188 related to the grant of warrants, and the reduction of net income for non-cash items such as bad debt recovery of $7,492, and a gain on changes in fair value of derivative liabilities of $35,480 and;

•	the receipt of cash from operations from changes in operating assets and liabilities such as:

•	a decrease in note receivable of $181,702 due to the collections of annual payments due;

•	a decrease in other receivables of $11,622;

•	a decrease in prepaid expenses of $90,000;

•	a decrease in real estate held for sale of $86,405 attributable to the sale of units; and

•	an increase in accounts payable and accrued expenses of $5,963,925 related to an increase in amounts due to subcontractors which will be paid upon the collection of the related accounts receivable;

•	offset by the use of cash from changes in operating assets and liabilities such as:

•

an increase in accounts receivable of $1,510,376  and, an increase in construction in progress of $5,776,563 related to the acquisition of land use rights for Jin Ma Real Estate’s Shuian Renjia residential project,

•	a decrease in taxes payable of $725,552 primarily related to payments made.

For the first quarter of 2010, net cash flow used in operating activities was primarily due to:

•

net income of $838,790 adjusted for the add-back of non-cash items such as depreciation of $193,589, stock-based compensation of $57,500, common stock issued for interest of $18,710, and interest expense from amortization of debt discount of $1,333,700, and the reduction of net income for non-cash items such as bad debt recovery of $7,991, gain on sale of land use right of $449,306, gain on extinguishment of derivative liabilities of  $1,061,607, and a gain on changes in fair value of derivative liabilities of $688,556 and;

•	the receipt of cash from operations from changes in operating assets and liabilities such as:

•	a decrease in accounts receivable of $1,840,992 due to the collection of outstanding balances on completed construction projects;

•	a decrease in other receivables of $590,784 due to the collection funds due from the sale of land use rights;

•	an increase in advances from customers of $558,104 from deposits from the sale on real estate units;

•	offset by the use of cash from changes in operating assets and liabilities such as:

•	an increase in advances to suppliers of $707,998 and,

•	an increase in construction in progress of $2,045,460 and,

•	a decrease in taxes payable of $1,225,645.

Investing Activities

Net cash flow used in investing activities was $40,487 for the first quarter of 2011 as compared to cash provided by investing activities of $1,356,507 for the first quarter of 2010. For the first quarter of 2011, we spent cash of $40,487 on purchase of property and equipment. For the first quarter of 2010, cash provided by investing activities consisted of proceeds from sale of land use right of $1,356,507.

Financing Activities

Net cash flow provided by financing activities was $740,308 for the first quarter of 2011 which was attributable to proceeds from advances from related party of $740,308. Net cash flow used in financing activities was $276,313 for the first quarter of 2010 which was attributable to repayment of loan payable of $146,175 and repayment of convertible debt of $764,050 offset by proceeds from advances from related party of $633,912.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Jin Ma Real Estate guarantees a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For the first quarter of 2011 and 2010, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

The Jin Ma Companies have certain fixed contractual obligations and commitments that include future estimated payments. Changes in its business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in the determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize the Jin Ma Companies’ contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Bank and other third-party Indebtedness	$3,493,528	$3,180,006	$313,522	—	—
Total Contractual Obligations:	$3,493,528	$3,180,006	$313,522	—	—

Off-balance Sheet Arrangements

Neither we nor the Jin Ma Companies have entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties other than the guarantee of mortgages for Jin Ma Real Estate’s customers in the normal course of business. For the first quarter of 2011 and 2010, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not incurred any losses related to the guarantee of mortgages. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of disclosure controls and procedures at September 30, 2010 under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Messrs. Yang and Wasserman concluded that because of the continuing material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2010.

During the assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, our management identified material weaknesses related to:

•

our failure to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities and our failure to properly record the subsequent accounting for the changes in the fair value of the associated liabilities at September 30, 2009, December 31, 2009 and March 31, 2010 ,

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

While we have made certain changes in our internal control over financial reporting during the first quarter of 2011 to remediate the weakness associated with the recording of derivative liabilities, we have not remediated the remaining material weaknesses cited at June 30, 2010.  In order to correct these material weaknesses, we have committed to the establishment of effective internal audit functions and the addition of accounting staff at the Jin Ma Companies with the proper expertise.  We will also implement changes to our internal controls to ensure that derivative liabilities are properly recorded in future periods.  We began our search for additional accounting staff during fiscal 2010, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region in which the Jin Ma Companies conduct operations, we were not able to hire sufficient internal audit resources before the end of fiscal 2010. However, during fiscal 2011 we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, we enhanced our internal control procedures to ensure that we properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities and properly record the subsequent accounting for the changes in the fair value of the associated liabilities in accordance with U.S. GAAP.  These changes specifically addressed the material weaknesses in our internal control over the recording derivative liabilities.  Other than this change in our internal control over financial reporting, there have been no changes in our internal control over financial reporting during our first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Horse International, Inc.

Date: November 15, 2010	By: /s/ Liankuan Yang
Liankuan Yang
Chief Executive Officer, principal executive officer

Date: November 15, 2010	By: /s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer, principal financial and accounting officer