Form 10-Q/A
period 2009-09-30
GOLD HORSE INTERNATIONAL, INC.
filed 2011-02-22
CIK 1111284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY PARAGRAPH

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on November 16, 2009. On September 8, 2010, we determined that we did not properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB Accounting Standards Codification Topic 815 ("ASC 815"), which became effective for us on July 1, 2009, and furthermore, we did not properly record the subsequent accounting for the changes in the fair value of the associated liabilities at September 30, 2009. Accordingly, we restated our unaudited interim consolidated balance sheet, statement of operations, and statement of cash flows as of and for the period ended September 30, 2009 herein.  All of the respective restatement adjustments are non-cash in nature and not related to the operations of the Jin Ma Companies. The correction of these accounting errors resulted in an increase in our total liabilities as of September 30, 2009. In addition, the correction of these accounting errors resulted in a gain on derivative liabilities in the three months ended September 30, 2009, all of which impacted our net income in the period. The derivative liabilities and gain on change in fair value of the derivative liabilities are now correctly recorded and presented in accordance with ASC 815 on our consolidated balance sheet, consolidated statement of income and comprehensive income, and consolidated statement of cash flows included herein. Additionally, we restated the diluted earnings per share calculation for the periods herein and certain disclosure in the notes to the condensed consolidated financial statements and management’s discussion and analysis. We have also revised the disclosure under Part I Item 4 regarding Controls and Procedures.

Please see Note 20 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of this restatement.

This Amendment No. 1 to the Form 10-Q for the period ended September 30, 2009 contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended September 30, 2009 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q/A
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

INDEX

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets
	As of September 30, 2009 (Unaudited) and June 30, 2009	3
	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three months Ended September 30, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Three months Ended September 30, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Submission of Matters to a Vote of Security Holders	57
Item 5.	Other Information	57
Item 6.	Exhibits	57

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

          Unless specifically set forth to the contrary, when used in this prospectus the terms:

•	“Gold Horse International,” the “Company,” “we,” “us,” “ours,” and similar terms refers to Gold Horse International, Inc., a Florida corporation,

•	“Gold Horse Nevada” refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,

•	“Global Rise” refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,

•	“IMTD” refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,

•	“Jin Ma Real Estate” refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,

•	“Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,

•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,

•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, and

•	“PRC” or “China” refers to the People’s Republic of China.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2009	June 30, 2009

	(Unaudited) (As Restated)
ASSETS
Cash and cash equivalents	$345,515	$112,134
Accounts receivable, net	10,959,186	11,943,996
Note receivable on sales type lease - current portion	158,090	157,923
Inventories, net	27,069	27,838
Advances to suppliers	909,141	200,570
Other receivable, net	607,880	1,197,705
Due from related parties	—	33,283
Cost and estimated earnings in excess of billings	18,064	16,539
Construction in progress - current portion	4,171,520	3,286,722
Prepaid land use rights for resale	2,417,926	4,041,090

Total Current Assets	19,614,391	21,017,800

Property and equipment, net	9,083,379	9,383,982
Construction in progress - non-current portion	8,446,221	7,273,392
Note receivable on sales type lease - non-current portion	8,663,423	8,654,311

Total Assets	$45,807,414	$46,329,485

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Convertible debt, net	$424,650	$—
Loans payable - current portion	4,315,257	4,420,290
Accounts payable	8,074,503	7,966,488
Due to related parties	600,918	—
Accrued expenses	814,618	1,251,843
Taxes payable	453,578	1,678,084
Advances from customers	804,840	246,191
Derivative liabilities	2,930,017	—
Billings in excess of costs and estimated earnings	14,309	37,498

Total Current Liabilities	18,432,690	15,600,394

Loans payable - net of current portion	343,688	379,850

Total Liabilities	18,776,378	15,980,244

Commitments (Note 18)	—	—

Stockholders’ Equity:

Preferred stock ($.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized; 57,579,002 and 52,668,603 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively)	5,758	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	5,185,714	6,878,166
Statutory reserve	2,111,443	2,040,899
Retained earnings	11,137,908	12,866,842
Other comprehensive income	2,494,899	2,462,754

Total Stockholders' Equity	27,031,036	30,349,241

Total Liabilities and Stockholders' Equity	$45,807,414	$46,329,485

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended September 30,

	2009	2008

	(Unaudited) (As Restated)	(Unaudited)
NET REVENUES
Construction	$5,190,120	$28,378,442
Hotel	778,020	829,086
Real estate	—	232,700

Total Revenues	5,968,140	29,440,228

COST OF REVENUES
Construction	4,451,466	24,383,004
Hotel	514,547	446,087
Real estate	—	143,216

Total Cost of Revenues	4,966,013	24,972,307

GROSS PROFIT	1,002,127	4,467,921

OPERATING EXPENSES:
Other hotel operating expenses	26,773	15,631
Bad debt recovery	(7,991)	(182,616)
Salaries and employee benefits	194,086	151,541
Depreciation and amortization	193,589	228,603
Selling, general and administrative	149,952	207,328

Total Operating Expenses	556,409	420,487

INCOME FROM OPERATIONS	445,718	4,047,434

OTHER INCOME (EXPENSES):
Gain from change in fair value of derivative liabilities	688,556	—
Gain from debt extinguishment	1,061,607	—
Gain on sale of land use rights	449,306	—
Other income	73	292
Interest income	57	945
Interest expense	(1,571,381)	(664,391)

Total Other Income (Expenses)	628,218	(663,154)

INCOME BEFORE PROVISION FOR INCOME TAX	1,073,936	3,384,280

PROVISION FOR INCOME TAXES	235,146	1,000,506

NET INCOME	$838,790	$2,383,774

COMPREHENSIVE INCOME:
Net income	$838,790	$2,383,774

OTHER COMPREHENSIVE INCOME:

Unrealized foreign currency translation gain	32,145	54,594

COMPREHENSIVE INCOME	$870,935	$2,438,368

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.05

Diluted	$0.02	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	54,021,977	52,544,603

Diluted	55,796,497	58,890,533

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,

	2009	2008

	(Unaudited) (As Restated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$838,790	$2,383,774
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	193,589	228,603
Stock-based compensation	57,500	—
Common stock issued for interest	18,710	—
Rent expense associated with prepaid land use rights	—	893
Bad debt recovery	(7,991)	(182,616)
Interest expense from amortization of debt discount	1,333,700	409,313
Amortization of debt issuance costs	—	38,370
Gain from change in fair value of derivative liabilities	(688,556)	—
Gain from debt extinguishment	(1,061,607)	—
Gain on sale of land use right	(449,306)	—
Changes in assets and liabilities:
Accounts receivable	1,840,992	(2,762,312)
Inventories	797	5,642
Other receivables	590,784	(123,728)
Advance to suppliers	(707,998)	(579)
Costs and estimated earnings in excess of billings	(1,507)	215,400
Real estate held for sale	—	125,415
Construction in progress	(2,045,461)	(3,205,099)
Accounts payable and accrued expenses	(68,434)	1,113,716
Taxes payable	(1,225,645)	(737,276)
Advances from customers	558,104	579
Billings in excess of costs and estimated earnings	(23,216)	(11,521)

NET CASH USED IN OPERATING ACTIVITIES	(846,755)	(2,501,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of amounts due to related party	—	922,550
Proceeds from sale of land use right	1,356,507	—
Proceeds from return of deposit on prepaid land use rights	—	787,985
Purchase of property and equipment	—	(17,384)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,356,507	1,693,151

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(146,175)	—
Proceeds from advances from related party	633,912	583,693
Repayment of convertible debt	(764,050)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(276,313)	583,693

EFFECT OF EXCHANGE RATE ON CASH	(58)	4,057

NET INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS	233,381	(220,525)

CASH & CASH EQUIVALENTS - beginning of period	112,134	1,637,986

CASH & CASH EQUIVALENTS - end of the period	$345,515	$1,417,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$293,813	$95,447

Income taxes	$981,336	$1,355,072

Non-cash investing and financing activities:
Accounts receivable exchanged for prepaid land use rights for resale	$270,080	$—

Common stock issued for accrued compensation	$248,000	$—

Common stock issued for conversion of convertible debt	$145,000	$—

Common stock issued for accrued interest	$21,830	$—
Reclassification of warrants and conversion options to derivative liabilities	$4,680,179	$—

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments

The accounting standard governing financial instruments adopted by the Company on July 1, 2009 defines financial instruments and requires fair value disclosures about those instruments.  It defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Cash, investments, receivables, payables, short term loans and convertible debt all qualify as financial instruments.  Management concluded cash, receivables, payables and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated rates of interest are equivalent to rates currently available.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model. The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from July 1, 2009 to September 30, 2009:

	Conversion feature derivative liability	Warrant liability
Balance at July 1, 2009	$—	$—
Recognition of derivative liability	3,224,484	1,455,695
Exercise of warrants	—	—
Extinguishment of derivative liability upon conversion of debt to equity	(1,061,607)	—
Change in fair value included in earnings	(586,234)	(102,321)
Balance at September 30, 2009	$1,576,643	$1,353,374

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

See Note 12 for more information on these financial instruments.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts and other receivables (continued)

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total

Balance – June 30, 2009	$1,002,621	$143,974	$1,146,595
Reduction in allowance	(7,995)	—	(7,995)
Foreign currency translation adjustments	1,055	152	1,207

Balance – September 30, 2009 (Unaudited)	$995,681	$144,126	$1,139,807

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

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended September 30,

	2009	2008

	(Restated)
Net income used for basic and diluted net income per common share	$838,790	$2,383,774

Weighted average common shares outstanding – basic	54,021,977	52,544,603
Effect of dilutive securities:
Unexercised warrants	1,774,520	—
Convertible debentures	—	6,345,930

Weighted average common shares outstanding– diluted	55,796,497	58,890,533

Net income per common share – basic	$0.02	$0.05

Net income per common share – basic	$0.02	$0.04

The diluted earnings per share calculation for the three months ended September 30, 2009 did not include the effect of convertible debentures because their effect was anti-dilutive.

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

NOTE 5 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at September 30, 2009 and June 30, 2009 consisted of:

	September 30, 2009	June 30, 2009
	(Unaudited)

Costs incurred on uncompleted contracts	$22,738,242	$18,495,062
Estimated earnings	5,239,071	4,265,507

	27,977,313	22,760,569
Less: billings to date	(27,973,558)	(22,781,528)

	$3,755	$(20,959)

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	September 30, 2009	June 30, 2009
	(Unaudited)

Costs and estimated earnings in excess of billings	$18,064	$16,539
Billings in excess of costs and estimated earnings	(14,309)	(37,498)

	$3,755	$(20,959)

NOTE 6 – PROPERTY AND EQUIPMENT

At September 30, 2009 and June 30, 2009, property and equipment consist of the following:

		September 30, 2009	June 30, 2009
	Useful Life	(Unaudited)

Office equipment	5 – 8 Years	$577,150	$576,543
Machinery equipment	5 – 15 Years	7,019,013	7,038,804
Vehicles	10 Years	446,620	418,977
Building and building improvements	20 – 40 Years	4,074,119	4,348,872

		12,116,902	12,383,196
Less: accumulated depreciation		(3,033,523)	(2,999,214)

		$9,083,379	$9,383,982

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

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes. These advances are non interest bearing, unsecured and payable on demand. At September 30, 2009 and June 30, 2009, due to related parties consisted of the following:

		September 30, 2009	June 30, 2009
Name	Relationship	(Unaudited)

Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$600,918	$—

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

Therefore, the Company reviewed ASC Topic 470 which is for modifications of debt instruments other than a troubled debt restructure. Under ASC Topic 470, the changes in cash flows were measured as follows:

Change in present value (“PV”) of principal	$—
Change in PV of interest	$—
Change in fair value of embedded conversion option	$2,204,480

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 12 – CONVERTIBLE DEBT (continued)

Change in accounting method effective July 1, 2009

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. Under the authoritative guidance, which became effective for the Company on July 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company's debentures (described above), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the debentures from the potential dilution associated with any future financings.

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

The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the conversion features on the convertible notes and warrants using a probability-weighted Black-Scholes-Merton option-pricing model using the following assumptions:

	September 30, 2010	July 1, 2009
Conversion feature:
Risk-free interest rate	0.18%	1.11%
Expected volatility	200.79%	212.33%
Expected life (in years)	0.50years	0.75year
Expected dividend yield	—	—

Warrants:
Risk-free interest rate	1.45%	1.64%
Expected volatility	200.79%	212.33%
Expected life (in years)	3.17years	3.42years
Expected dividend yield	—	—

Fair Value:
Conversion feature	$1,576,643	$3,224,485
Warrants	1,353,374	1,455,694
	$2,930,017	$4,680,179

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the term of the financial instruments. The Company’s management believes this method produces an estimate that is representative of the expectations of future volatility over the expected term of these financial instruments. The Company has no reason to believe future volatility over the expected remaining life of these financial instruments will likely differ materially from historical volatility. The expected life is based on the remaining term of the financial instruments. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the financial instruments.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 12 – CONVERTIBLE DEBT (continued)

Change in accounting method effective July 1, 2009 (continued)

The FASB authoritative guidance was implemented in the first quarter of fiscal 2010 and is reported as a cumulative change in accounting principles. The cumulative effect on the accounting for the conversion feature of the debentures and the related warrants at July 1, 2009 is as follows:

	Additional Paid-in Capital	Retained Earnings	Derivative Liability
Derivative Instrument:
Conversion feature	$1,302,946	$1,921,538	$3,224,484
Warrants	880,054	575,641	1,455,695
	$2,183,000	$2,497,179	$4,680,179

As of September 30, 2009, the Company has $1,273,950 of convertible debt and 10,028,023 warrants related to the convertible debentures outstanding. At September 30, 2009, the Company recorded a derivative liability of $1,576,643 related to the convertible debt and $1,353,374 related to the warrants. When the debentures converted or repaid, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. For the three months ended September 30, 2009, gain from the change in fair value of derivative liabilities was $688,556. For the three months ended September 30, 2009, gain from the extinguishment of debt was $1,061,607.

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

If the Company is not able to make its installment payments pursuant to the amended agreements, the Company may need to accrue an aggregate default penalty liability of $654,900 and will begin to accrue interest at 18% per annum. In addition to potential other damages, as a result of the pledge of shares of the Company’s common stock by the Company’s principals to the debenture holders, should the debenture holders continue their efforts to foreclose upon this collateral, a controlling interest in the Company will be obtained by the debenture holders.

The convertible debenture liability is as follows at September 30, 2009 and June 30, 2009:

	September 30, 2009 (Unaudited)	June 30, 2009

Convertible debentures payable	$424,650	$2,183,000
Less: unamortized discount on debentures	—	(2,183,000)

Convertible debentures, net	$424,650	$—

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

Warrants

Stock warrants activities for the three months ended September 30, 2009 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at June 30, 2009	10,028,023	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at September 30, 2009 (Unaudited)	10,028,023	$0.10

Warrants exercisable at September 30, 2009	10,028,023	$0.10

The following table summarizes the Company’s stock warrants outstanding at September 30, 2009:

Warrants Outstanding				Warrants Exercisable

Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price

$0.10	10,028,023	3.17 Years	$0.10	10,028,023	$0.10

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

Condensed information with respect to these reportable business segments for the three months ended September 30, 2009 and 2008 is as follows:

	For the Three Months Ended September 30,

	2009 (Unaudited)	2008 (Unaudited)

Revenues:
Construction	$5,190,120	$28,378,442
Real Estate	—	232,700
Hotel	778,020	829,086

	5,968,140	29,440,228

Depreciation:
Construction	115,053	133,737
Real Estate	10,022	82,259
Hotel	68,514	12,607

	193,589	228,603

Interest expense:
Construction	172,197	161,678
Other	1,399,184	502,713

	1,571,381	664,391

Net income:
Construction	602,830	2,850,414
Real Estate	(103,790)	(51,043)
Hotel	66,996	141,295
Other (a)	272,754	(556,892)

	838,790	2,383,774

	September 30, 2009	June 30, 2009

Identifiable long-lived tangible assets at September 30, 2009 and June 30, 2009:
Construction	$6,594,883	$6,819,609
Real Estate	344,170	353,825
Hotel	2,144,326	2,210,548

	$9,083,379	$9,383,982

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

Statutory Surplus Reserve

Balance – June 30, 2009	$2,040,899
Addition to statutory reserves	70,544

Balance – September 30, 2009 (Unaudited)	$2,111,443

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

Project Name	For the Three Months Ended September 30, 2009%		For the Three Months Ended September 30, 2008%

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	—	0.0	7,906,170	26.9

Tian Fu Garden residential project (Phase I and II)	—	0.0	14,284,218	48.5

Ai Bo Garden residential apartment project	—	0.0	6,188,054	21.0

Lanyu Garden No. 3 residential apartment project	2,136,690	35.8	—	0.0

Fu Xing Bath Center Project	3,053,430	51.2	—	0.0

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 17 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY BALANCE SHEETS

	As of September 30, 2009	As of June 30, 2009

	(Unaudited)
	(As Restated)

ASSETS
Cash and cash equivalents	$5,586	$39,956

Total Current Assets	5,586	39,956
Investments in subsidiaries at equity	29,512,448	28,914,268
Due from subsidiaries	1,121,142	2,042,142

Total Assets	$30,639,176	$30,996,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible debt, net	$424,650	$—
Accounts payable	28,423	221,825
Accrued expenses	225,050	425,300
Derivative liabilities	2,930,017	—

Total Current Liabilities	3,608,140	647,125

Stockholders’ equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 57,579,002 and 52,668,603 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively)	5,758	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	5,185,714	6,878,166
Statutory reserve	2,111,443	2,040,899
Retained earnings	11,137,908	12,866,842
Other comprehensive income	2,494,899	2,462,754

Total Stockholders’ Equity	27,031,036	30,349,241

Total Liabilities and Stockholders’ Equity	$30,639,176	$30,996,366

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 17 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,

	2009	2008

	(Unaudited)	(Unaudited)
	(As Restated)

REVENUES	$—	$—
OPERATING EXPENSES:
Salaries and employee benefits	67,750	25,000
General and administrative	10,475	29,178

Total Operating Expenses	78,225	54,178

LOSS FROM OPERATIONS	(78,225)	(54,178)

OTHER INCOME (EXPENSES):
Gain from change in fair value of derivative liabilities	688,556	—
Gain from debt extinguishment	1,061,607	—
Interest expense	(1,399,184)	(502,714)

Total Other Income (Expenses)	350,979	(502,714)

INCOME (LOSS) ATTRIBUTABLE TO PARENT ONLY	272,754	(556,892)
EQUITY INCOME EARNINGS OF SUBSIDIARIES	566,036	2,940,666

NET INCOME	$838,790	$2,383,774

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 17 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,

	2009	2008

	(Unaudited)	(Unaudited)
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$838,790	$2,383,774
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(566,036)	(2,940,666)
Common stock issued for services	57,500	—
Common stock issued for interest	18,710	—
Interest expense from amortization of debt discount	1,333,700	409,313
Gain from change in fair value of derivative liabilities	(688,556)	—
Gain from debt extinguishment	(1,061,607)	—
Amortization of debt issuance costs	—	38,370
Changes in assets and liabilities:
Accounts payable	(7,799)	44,930
Accrued expenses	(115,522)	—

NET CASH USED IN OPERATING ACTIVITIES	(190,820)	(64,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from subsidiaries	920,500	50,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	920,500	50,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible debt	(764,050)	—

NET CASH USED IN FINANCING ACTIVITIES	(764,050)	—

NET DECREASE IN CASH	(34,370)	(14,279)
CASH - beginning of year	39,956	19,826

CASH - end of period	$5,586	$5,547

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 20 – RESTATEMENT OF INTERIM FINANCIAL RESULTS

The Company’s consolidated financial statements have been restated for the three months ended September 30, 2009 to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB Accounting Standards Codification Topic 815 (“ASC 815”), which has been effective for the Company since July 1, 2009, and to record the subsequent accounting for the changes in the fair value of the associated liabilities at September 30, 2009.  Accordingly, the Company’s unaudited interim consolidated balance sheet, statement of income, and statement of cash flows at September 30, 2009 have been restated herein. All the respective restatement adjustments are non-cash in nature and not related to the operations of the Jin Ma Companies.  The Company has discussed the restatement adjustments with its independent registered public accounting firm, Crowe Horwath (HK) CPA Limited appointed on July 26, 2010. The effect of correcting these errors in the Company’s (a) unaudited consolidated balance sheet at September 30, 2009; (b) unaudited consolidated statement of income for the three months ended September 30, 2009; and (c) unaudited consolidated statement of cash flows for the three months ended September 30, 2009 are shown in the tables as follows:

Consolidated Balance Sheet data	September 30, 2009 (Unaudited)
	As previously filed	Adjustments to Restate		Restated
Total Assets	$45,807,414	$—		$45,807,414

Derivative liabilities	—	2,930,017	(a)	2,930,017
Total Current Liabilities	15,502,673	2,930,017		18,432,690
Total Liabilities	15,846,361	2,930,017		18,776,378

Stockholders’ Equity
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—		—
Common stock ($0.0001 par value; 300,000,000 shares authorized; 57,579,002 shares issued and outstanding)	5,758	—		5,758
Non-controlling interest in variable interest entities	6,095,314	—		6,095,314
Additional paid-in capital	7,368,714	(2,183,000)	(b)	5,185,714
Statutory reserve	2,111,443	—		2,111,443
Retained earnings	11,884,925	(747,017)	(c)	11,137,908
Accumulated other comprehensive income	2,494,899	—		2,494,899
Total Stockholders’ Equity	29,961,053	(2,930,017)		27,031,036
Total Liabilities and Stockholders’ Equity	$45,807,414	$—		$45,807,414

(a)	To record conversion feature and warrant derivative liability
(b)	To reverse effect on additional paid-in capital as a result of the reclassification of warrants as derivative liability
(c)	To adjust retained earnings for the adoption of ASC 815 accounting in (a) and (b)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 20 – RESTATEMENT OF INTERIM FINANCIAL RESULTS (continued)

Consolidated Statement of Income Data	For the Three Months Ended September 30, 2009 (Unaudited)
	As previously filed	Adjustments to Restate		Restated
Income from Operations (*)	$445,718	$—		$445,718

Other Income (Expenses):
Change in fair value of derivative liabilities	—	688,556	(d)	688,556
Gain from debt extinguishment	—	1,061,607	(e)	1,061,607
Gain on sale of land use rights and property (*)	449,306	—		449,306
Other income	73	—		73
Interest income	57	—		57
Interest expense	(1,571,381)	—		(1,571,381)
Total Other Income (Expenses)	(1,121,945)	1,750,163		628,218

Income (Loss) before Provision for Income Taxes	(676,227)	1,750,163		1,073,936
Provision for Income Taxes	235,146	—		235,146
Net Income (Loss)	$(911,373)	$1,750,163		$838,790

Comprehensive Income (Loss)	$(879,228)	$1,750,163		$870,935

Net Income (Loss) per Common Share:
Basic	$(0.02)	$0.04		$0.02
Diluted	$(0.02)	$0.04		$0.02
Weighted Average Common Shares Outstanding:
Basic	54,021,977			54,021,977
Diluted	54,021,977			55,796,497

(d)	To reflect change in fair value of derivative liabilities
(e)	To reflect extinguishment of conversion feature derivative liability upon conversion of debt to equity
(*)	Gain on sale of land use rights and property has been reclassified from income from operations to other income to conform to the current period’s presentation.

Consolidated Statement of Cash Flows	For the Three Months Ended September 30, 2009 (Unaudited)
	As previously filed	Adjustments to Restate		Restated
Net Income (Loss)	$(911,373)	$1,750,163		$838,790
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	—	(688,556)	(d)	(688,556)
Gain from debt extinguishment	—	(1,061,607)	(e)	(1,061,607)
Cash Used in Operating Activities	(846,754)	—		(846,754)

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

          For the three months ended September 30, 2009, our overall net revenues decreased 79.7% from the three months ended September 30, 2008 as summarized below:

	2009	2008	$ Change (Decrease)	% Change

NET REVENUES
Construction	$5,190,120	$28,378,442	$(23,188,322)	81.7%
Hotel	778,020	829,086	(51,066)	6.2%
Real estate	—	232,700	(232,700)	100.0%

Total Revenues	$5,968,140	$29,440,228	$(23,472,088)	79.7%

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

          The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, our results of operations and financial condition could be materially, adversely impacted. Accordingly, actual results could differ from those estimates. Significant estimates in 2010 and 2009 include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, and the calculation of the value of any beneficial conversion feature and warrants related to convertible debt.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity's own stock under ASC 815. Under the authoritative guidance of ASC 815, which became effective for us on July 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of our debentures and the related warrants do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if we issue securities at lower prices in the future. We were required to include the reset provisions in order to protect the holders of the debentures from the potential dilution associated with any future financings. In accordance with the FASB authoritative guidance, the conversion feature of the convertible debt was separated from the host contract and recognized as a derivative instrument. Both the conversion feature of the debt and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of income.

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

          * Represents percentage of respective segments total revenues

          Net Revenues. For the three months ended September 30, 2009, our overall net revenues decreased 79.7% from the three months ended September 30, 2008. The decrease in revenues was mainly due to decreased activity in construction operations which are summarized as follows:

Project Name	For the Three Months Ended September 30, 2009%		For the Three Months Ended September 30, 2008%

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	—	0.0	7,906,170	27.8
Tian Fu Garden residential project (Phase I and II)	—	0.0	14,284,218	50.3
Fu Xing Bath Center	2,136,690	41.2	—	—
Lanyu Garden Number 3 residential building	3,053,430	58.8	—	—
Ai Bo Garden residential apartment project	—	0.0	6,188,054	21.9

Total construction revenues	$5,190,120	100	$28,378,442	100

          * Represents percentage of construction segment revenues.

At September 30, 2009, the percentage completed for each respective job is as follows:

Complete

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	100.0%
Tian Fu Garden residential project (Phase I and II)	100.0%
Ai Bo Garden residential apartment project (Phase I and Phase II)	100.0%
Lanyu Garden Number 3 residential building	83.2%
Fu Xing Committee Bath Center	88.7%

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

          Operating Expenses. For the three months ended September 30, 2009, overall operating expenses increased approximately 32.3% from the three months ended September 30, 2008. This increase was mainly due to a decrease in a gain from bad debt recovery related to the collection of previously written off accounts receivable as discussed below.

          Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses, except for food and beverage costs which have been included in cost of revenues. Hotel operating expenses increased approximately 71.3% for the three months ended September 30, 2009 from the three months ended September 30, 2008. Other hotel operating expenses were approximately 3.4% of hotel revenues for the three months ended September 30, 2009 as compared to approximately 1.9% for the three months ended September 30, 2008. The increase for the three months ended September 30, 2009 period is primarily attributable to one-time increased expenditure in utilities fees and increased consumption of low priced and easily worn articles.

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

          Total Other Income (Expenses). We recorded other income of $628,218 for the three months ended September 30, 2009 as compared to other expenses of $663,154 in the three months ended September 30, 2008.

•

For the three months ended September 30, 2009, we recorded a gain on extinguishment of derivative liabilities of $1,061,607 related to the conversion and repayment of convertible debt as compared to $0 in the 2009 period;

•

For the three months ended September 30, 2009, we recorded a gain on change in fair value of derivative liabilities of $688,556  related to the change in fair value of derivative liabilities associated with warrants and the embedded conversion option on convertible debt;

•

For the three months ended September 30, 2009, gain on disposal of land use rights and certain property and equipment was $449,306. On August 15, 2009, an agreement was entered into whereby Jin Ma Construction sold land use rights together with the building on the parcel for approximately $2.2 million (RMB 15 million). The sale amount was fully received by Jin Ma Construction by the end of October 2009. For fiscal 2010, Jin Ma Construction recognized a gain from the sale of land use rights and property of $449,306. We did not generate any comparable income in the 2009 period; and

•

an increase in interest expense related to the amortization of non-cash debt discount of $1,333,700 and increased interest incurred on our amended and restated 14% convertible secured debenture offset by a slight decrease in amortization of debt issuance costs. In connection with the amendment of the Securities Purchase Agreements and related agreements, we recorded a discount on the convertible notes which we must amortize over a 9-month period from July 1, 2009 to March 31, 2010. Upon repayment or conversion of the convertible notes, we expense any remaining unamortized discount.

          Provision for Income Taxes. Total provision for income taxes decreased approximately 76.5% for the three months ended September 30, 2009 (21.9% of income before income taxes) from the three months ended September 30, 2008 (29.6% of income before income taxes). The decrease is attributable to a decrease in income before income taxes.

          Net Income. Net income decreased approximately 64.8% from the three months ended September 30, 2008 to the three months ended September 30, 2009. The decrease for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was due primarily to a decrease in revenue and related gross profits and the increase in interest expense offset by a decrease in operating expenses, income taxes and the recording of gains associated with derivative liabilities. This translates to basic earnings per common share of $0.02 and $0.05, and diluted earnings per common share of $0.02 and $0.04, for the three months ended September, 2009 and 2008, respectively.

          Comprehensive Income. For the three months ended September 30, 2009 we reported unrealized gain on foreign currency translation of $32,145 as compared to $54,594 for the three months ended September 30, 2008 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $870,935 for the three months ended September 30, 2009 as compared to comprehensive income of $2,438,368 for the three months ended September 30, 2008.

Liquidity and Capital Resources

          Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

          At September 30, 2009, we had a cash balance of $345,515, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

          Our working capital decreased $4,235,705 to $1,181,701 at September 30, 2009 from $ 5,417,406 at June 30, 2009. This decrease in working capital is primarily attributable to:

•	a decrease in accounts receivable, net of allowance for doubtful accounts, of $984,810,

•	a decrease in other receivable, net of allowance for bad debt, $589,825,

•	a decrease in due from related parties of $33,283

•	a decrease in prepaid land use rights for resale of $1,623,164

•	an increase in convertible debt of $424,650

•	an increase in accounts payable of $108,015

•	an increase in derivative liabilities of $2,930,017

•	an increase in due to related parties of $600,918

•	an increase in advances from customers of $558,649

Offset by:

•	an increase in cash and cash equivalents of $233,381,

•	an increase in advance to suppliers of $708,571

•	an increase in construction in progress, current portion, $884,798

•	a decrease in loans payable, current portion, of $105,033

•	a decrease in accrued expenses of $437,225

•	a decrease in taxes payable of $1,224,506

•	a decrease in billing in excess of costs and estimated earnings of $23,189

          Our balance sheet at September 30, 2009 reflects notes payable to third parties of $4,658,945 due through September 2012 which were working capital loans made to us by these third parties. These loans bear annual interest rates ranging from 9.45% to 24% and are due between December 2009 and September 2012. Of this amount, approximately $2,900,000 is secured by the assets of the Jin Ma Hotel and the remaining balances are unsecured. As discussed elsewhere in this report, we have 14% convertible debt approximately $800,000 due on December 31, 2009. It is our third and last installment payment for our outstanding convertible debt. The Jin Ma Companies plan on funding this installment payment through working capital and additional advances from related parties. Specifically, on August 15, 2009, an agreement was entered into by Jin Ma Construction for the sale of certain land use rights whereby Jin Ma Construction sold the land use rights for approximately $2,191,000 (RMB 15,000,000). The sale amount has been received in full by Jin Ma Construction. Additionally, Jin Ma Construction is expecting to sell additional land use rights with a cost of approximately $2,415,000 for a profit in the near future. Also, on September 17, 2009, Jin Ma Construction collected approximately $584,000 from Nanyingzi Village Committee related to the refund of deposits on land use rights. The Jin Ma Companies are actively pursuing collection on its accounts receivable balances and expect to receive the second annual installment of its note receivable of approximately $700,000 in December 2009. In addition, The Jin Ma Companies completed the Inner Mongolia Chemistry College project and expect to receive the first annual installment of approximately $1 million in December 2009. We estimate that the Jin Ma Companies will have sufficient cash flow from operation to satisfy its working capital needs and to funds us in order for us to satisfy the debt repayment schedule for the next 12 months. However, any delay in the sale of our land use rights held for sale or the collection of our receivables would have an adverse effect on our ability to repay our debt obligation and fund our working capital requirements.

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

          For the three months ended September 30, 2009, net cash flow used in operating activities was primarily due to:

•

net income of $838,790 adjusted for the add-back of non-cash items such as depreciation of $193,589, stock based compensation of $57,500, and interest expense from amortization of debt discount of $1,333,700; and,

•	changes in operating assets and liabilities such as a decrease in accounts receivable of $1,840,992, a decrease in other receivable of $590,784, and an increase in advances from customers of $558,104;

Offset by:

•

The deduction of non-cash items such as a gain from changes in faire value of derivative liabilities of $688,556, a gain from debt extinguishment related to derivative liabilities of $1,061,607 and a one-time gain on disposal of land use right of $449,306; and

•

an increase in advance to suppliers of $707,998, a decrease in account payable and accrued expenses of $68,434, a decrease in taxes payable of $1,225,645 and a decrease in billings in excess of costs and estimated earnings of $23,216.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2009, the end of the period covered by this report, our management concluded its initial evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

          Management conducted its initial evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that initial evaluation, Messrs. Yang and Wasserman concluded that because of the continuing material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2009. In our annual report on Form 10-K for the year ended June 30, 2009 we reported that we had a number of material weaknesses in internal control over financial reporting, including (i) the lack of U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee, and (iv) a lack of segregation of duties within accounting functions. On September 8, 2010, we determined that we did not properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB ASC 815, which became effective for us on July 1, 2009, and furthermore, we did not properly record the subsequent accounting for the changes in the fair value of the associated liabilities at September 30, 2009.  As a result of the need to restate our September 30, 2009 financials to correct this error, our management has subsequently determined we had an additional weakness in our disclosure controls and procedures at September 30, 2009 related to our failure to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities and our failure to properly record the subsequent accounting for the changes in the fair value of the associated liabilities at September 30, 2009.

          These material weaknesses in internal controls over financial reporting which result in material weaknesses in our disclosure controls and procedures have not been remediated as of September 30, 2009. Due to the nature of these material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

Gold Horse International, Inc.

Date: February 22, 2011	By:	/s/ Liankuan Yang

Liankuan Yang
Chief Executive Officer, principal executive officer

Date: February 22, 2011	By:	/s/ Adam Wasserman

Adam Wasserman
Chief Financial Officer, principal financial and accounting officer