Form 10-Q/A
period 2009-12-31
GOLD HORSE INTERNATIONAL, INC.
filed 2011-02-22
CIK 1111284

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

EXPLANATORY PARAGRAPH

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on February 11, 2010. On September 8, 2010, we determined that we did not properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB Accounting Standards Codification Topic 815 ("ASC 815"), which became effective for us on July 1, 2009, and furthermore, we did not properly record the subsequent accounting for the changes in the fair value of the associated liabilities at December 31, 2009. Accordingly, we restated our unaudited interim consolidated balance sheet, statement of operations, and statement of cash flows as of and for the period ended December 31, 2009 herein.  All of the respective restatement adjustments are non-cash in nature and not related to the operations of the Jin Ma Companies. The correction of these accounting errors resulted in an increase in our total liabilities as of December 31, 2009. In addition, the correction of these accounting errors resulted in a gain on derivative liabilities in the three and six months ended December 31, 2009, all of which impacted our net income in the period. The derivative liabilities and gain on change in fair value of the derivative liabilities are now correctly recorded and presented in accordance with ASC 815 on our consolidated balance sheet, consolidated statement of income and comprehensive income, and consolidated statement of cash flows included herein. Additionally, we restated the diluted earnings (loss) per share calculation for the periods herein and certain disclosure in the notes to the condensed consolidated financial statements and management’s discussion and analysis.  We have also revised the disclosure under Part I Item 4 regarding Controls and Procedures.

Please see Note 20 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of this restatement.

This Amendment No. 1 to the Form 10-Q for the period ended December 31, 2009 contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended December 31, 2009 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q/A
QUARTERLY PERIOD ENDED DECEMBER 31, 2009

INDEX

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets
	As of December 31, 2009 (Unaudited) and June 30, 2009	3
	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three and Six Months Ended December 31, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended December 31, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	53

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Submission of Matters to a Vote of Security Holders	57
Item 5.	Other Information	57
Item 6.	Exhibits	57

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

          Unless specifically set forth to the contrary, when used in this prospectus the terms:

•	“Gold Horse International,” the “Company,” “we,” “us,” “ours,” and similar terms refers to Gold Horse International, Inc., a Florida corporation,

•	“Gold Horse Nevada” refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,

•	“Global Rise” refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,

•	“IMTD” refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,

•	“Jin Ma Real Estate” refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,

•	“Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,

•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,

•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, and

•	“PRC” or “China” refers to the People’s Republic of China.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009

	(Unaudited) (As Restated)
ASSETS
Cash and cash equivalents	$441,055	$112,134
Accounts receivable, net	12,472,069	11,943,996
Note receivable on sales type lease - current portion	167,775	157,923
Inventories, net	77,648	27,838
Advances to suppliers	274,860	200,570
Other receivable, net	22,530	1,197,705
Due from related parties	—	33,283
Cost and estimated earnings in excess of billings	10,090	16,539
Construction in progress - current portion	4,871,915	3,286,722
Prepaid land use rights for resale	2,418,067	4,041,090

Total Current Assets	20,756,009	21,017,800

Property and equipment, net	8,924,237	9,383,982
Construction in progress - non-current portion	8,446,715	7,273,392
Note receivable on sales type lease - non-current portion	8,496,156	8,654,311

Total Assets	$46,623,117	$46,329,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Convertible debt, net	$502,777	$—
Loans payable - current portion	4,315,509	4,420,290
Accounts payable	5,706,625	7,966,488
Due to related parties	1,170,701	—
Accrued expenses	940,696	1,251,843
Taxes payable	227,055	1,678,084
Advances from customers	2,868,650	246,191
Derivative liabilities	1,054,034	—
Billings in excess of costs and estimated earnings	57,971	37,498

Total Current Liabilities	16,844,018	15,600,394

Loans payable - net of current portion	343,708	379,850

Total Liabilities	17,187,726	15,980,244

Commitments (Note 18)	—	—

Stockholders’ Equity:

Preferred stock ($.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized; 62,780,592 and 52,668,603 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively)	6,278	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	5,705,353	6,878,166
Statutory reserve	2,165,210	2,040,899
Retained earnings	12,966,621	12,866,842
Other comprehensive income	2,496,615	2,462,754

Total Stockholders’ Equity	29,435,391	30,349,241

Total Liabilities and Stockholders’ Equity	$46,623,117	$46,329,485

See accompanying notes to unaudited condensed consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)
NET REVENUES
Construction	$4,405,892	$11,894,829	$9,596,012	$40,273,271
Hotel	734,809	858,378	1,512,829	1,687,464
Real estate	158,981	149,490	158,981	382,190

Total Revenues	5,299,682	12,902,697	11,267,822	42,342,925

COST Of REVENUES
Construction	3,878,214	10,207,643	8,329,680	34,590,647
Hotel	494,312	475,448	1,008,859	921,535
Real estate	167,050	157,087	167,050	300,303

Total Cost of Revenues	4,539,576	10,840,178	9,505,589	35,812,485

GROSS PROFIT	760,106	2,062,519	1,762,233	6,530,440

OPERATING EXPENSES:
Other hotel operating expenses	76,586	16,659	103,359	32,290
Bad debt recovery	(97,564)	(11,285)	(105,555)	(193,901)
Salaries and employee benefits	198,349	150,307	392,435	301,848
Depreciation and amortization	191,532	209,654	385,121	438,257
Selling, general and administrative	102,611	87,151	252,563	294,479

Total Operating Expenses	471,514	452,486	1,027,923	872,973

INCOME FROM OPERATIONS	288,592	1,610,033	734,310	5,657,467

OTHER INCOME (EXPENSES):
Gain from change in fair value of derivative liabilities	1,314,381	—	2,002,937	—
Gain from debt extinguishment	561,602	—	1,623,209	—
Gain on sale of land use rights	167	—	449,473	—
Other income (expense)	(27)	2,086	46	2,378
Interest income	543,092	551,373	543,149	552,318
Interest expense	(745,695)	(671,835)	(2,317,076)	(1,336,226)

Total Other Income (Expenses)	1,673,520	(118,376)	2,301,738	(781,530)

INCOME BEFORE PROVISION FOR INCOME TAX	1,962,112	1,491,657	3,036,048	4,875,937

PROVISION FOR INCOME TAXES	79,632	500,236	314,778	1,500,742

NET INCOME	$1,882,480	$991,421	$2,721,270	$3,375,195

COMPREHENSIVE INCOME:
Net income	$1,882,480	$991,421	$2,721,270	$3,375,195

OTHER COMPREHENSIVE INCOME:

Unrealized foreign currency translation gain	1,716	9,130	33,861	63,724

COMPREHENSIVE INCOME	$1,884,196	$1,000,551	$2,755,131	$3,438,919

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.02	$0.05	$0.06

Diluted	$0.03	$0.02	$0.05	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	61,760,108	52,625,473	57,891,042	52,585,038

Diluted	61,760,108	58,971,403	58,778,282	58,930,968

See accompanying notes to unaudited condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,

	2009	2008

	(Unaudited)	(Unaudited)
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,721,270	$3,375,195
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	385,121	438,257
Stock-based compensation	57,500	—
Common stock issued for interest	19,085	—
Rent expense associated with prepaid land use rights	—	1,786
Bad debt recovery	(105,555)	(193,901)
Interest expense from amortization of debt discount	1,931,611	818,625
Amortization of debt issuance costs	—	76,740
Gain from change in fair value of derivative liabilities	(2,002,937)	—
Gain from debt extinguishment	(1,623,209)	—
Recognition of unearned gain	—	(51,735)
Gain on sale of land use right	(449,473)	—
Changes in assets and liabilities:
Accounts receivable	(409,136)	(3,847,036)
Note receivable	158,067	200,378
Inventories	(49,770)	15,417
Other receivables	1,176,271	40,119
Advance to suppliers	(74,053)	(2,038)
Costs and estimated earnings in excess of billings	6,466	217,038
Real estate held for sale	—	125,412
Construction in progress	(2,746,228)	(9,486,120)
Refundable performance deposit	—	145,920
Accounts payable and accrued expenses	(2,310,257)	4,283,475
Taxes payable	(1,452,604)	(1,382,271)
Advances from customers	2,621,660	2,038
Billings in excess of costs and estimated earnings	20,428	27,804

NET CASH USED IN OPERATING ACTIVITIES	(2,125,743)	(5,194,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of amounts due from related party	—	1,661,601
Proceeds from sale of land use right	2,193,441	—
Proceeds from return of deposit on prepaid land use rights	—	2,028,288
Purchase of property and equipment	(31,820)	(17,384)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,161,621	3,672,505

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(146,229)	—
Proceeds from advances from related party	1,203,780	—
Proceeds from sale of common stock	—	124,000
Repayment of convertible debt	(764,050)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	293,501	124,000

EFFECT OF EXCHANGE RATE ON CASH	(458)	10,389

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	328,921	(1,388,003)

CASH & CASH EQUIVALENTS - beginning of period	112,134	1,637,986

CASH & CASH EQUIVALENTS - end of the period	$441,055	$249,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$391,669	$193,043

Income taxes	$1,389,002	$2,308,429

Non-cash investing and financing activities:
Common stock issued for accrued compensation	$248,000	$—

Common stock issued for conversion of convertible debt	$664,784	$—

Common stock issued for accrued interest	$21,830	$—
Reclassification of warrants and conversion options to derivative liabilities	$4,680,179	$—

See accompanying notes to unaudited condensed consolidated financial statements.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model. The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from July 1, 2009 to December 31, 2009:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments (continued)

	Conversion feature derivative liability	Warrant liability
Balance at July 1, 2009	$—	$—
Recognition of derivative liability	3,224,484	1,455,695
Exercise of warrants	—	—
Extinguishment of derivative liability upon conversion of debt to equity	(1,623,209)	—
Change in fair value included in earnings	(1,277,710)	(725,226)
Balance at December 31, 2009	$323,565	$730,469

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

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

	(Restated)		(Restated)
Net income used for basic and diluted net income per common share	$1,882,480	$991,421	$2,721,270	$3,375,195

Weighted average common shares outstanding – basic	61,760,108	52,625,473	57,891,042	52,585,038
Effect of dilutive securities:
Unexercised warrants	—	—	887,240	—
Convertible debentures	—	6,345,930	—	6,345,930

Weighted average common shares outstanding– diluted	61,760,108	58,971,403	58,778,282	58,930,968

Net income per common share –basic	$0.03	$0.02	$0.05	$0.06

Net income per common share –diluted	$0.03	$0.02	$0.05	$0.06

The diluted earnings per share calculation for the three and six months ended December 31, 2009 and 2008 did not include the effect of convertible debentures because the effect was ant-dilutive.

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

	December 31, 2009	June 30, 2009

	(Unaudited)
Note receivable – gross	$16,849,003	$17,531,557
Less: discount on note receivable	(8,134,992)	(8,668,385)
Less: deferred gain on sale	(50,080)	(50,938)

	8,663,931	8,812,234
Note receivable – current portion, net	(167,775)	(157,923)

Note receivable – long-term, net	$8,496,156	$8,654,311

NOTE 3 - INVENTORIES

At December 31, 2009 and June 30, 2009, inventories consisted of the following:

	December 31, 2009	June 30, 2009

	(Unaudited)
Consumable goods	$77,648	$27,838

	$77,648	$27,838

NOTE 4 – PREPAID LAND USE RIGHTS FOR RESALE

As of December 31, 2009 and June 30, 2009, the following prepaid land use rights are for resale:

	Lower of cost or market

	December 31, 2009	June 30, 2009
	(Unaudited)

Parcel A	$—	$1,625,708
Parcel B	2,418,067	2,415,382

Total	$2,418,067	$4,041,090

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

The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the conversion features on the convertible notes and warrants using a probability-weighted Black-Scholes-Merton option-pricing model using the following assumptions:

	December 31, 2009	July 1, 2009
Conversion feature:
Risk-free interest rate	0.06%	1.11%
Expected volatility	193.07%	212.33%
Expected life (in years)	0.25 years	0.75 year
Expected dividend yield	—	—

Warrants:
Risk-free interest rate	1.70%	1.64%
Expected volatility	193.07%	212.33%
Expected life (in years)	2.92 years	3.42 years
Expected dividend yield	—	—

Fair Value:
Conversion feature	$323,565	$3,224,485
Warrants	730,469	1,455,694
	$1,054,034	$4,680,179

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

As of December 31, 2009, the Company has $754,166 of convertible debt and 10,028,023 warrants related to the convertible debentures outstanding. At December 31, 2009, the Company recorded a derivative liability of $323,565 related to the convertible debt and $730,469 related to the warrants. When the debentures converted or repaid, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. For the six months ended December 31, 2009, gain from the change in fair value of derivative liabilities was $2,002,937. For the six months ended December 31, 2009, gain from the extinguishment of debt was $1,623,209.

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

The convertible debenture liability is as follows at December 31, 2009 and June 30, 2009:

	December 31, 2009 (Unaudited)	June 30, 2009

Convertible debentures payable	$502,777	$2,183,000
Less: unamortized discount on debentures	—	(2,183,000)

Convertible debentures, net	$502,777	$—

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 14 – SEGMENT INFORMATION (continued)

Condensed information with respect to these reportable business segments for the three and six months ended December 31, 2009 and 2008 is as follows:

	For the three months ended December 31,		For the six months ended December 31,

	2009	2008	2009	2008

Revenues:
Construction	$4,405,892	$11,894,829	$9,596,012	$40,273,271
Real Estate	158,981	149,490	158,981	382,190
Hotel	734,809	858,378	1,512,829	1,687,464

	5,299,682	12,902,697	11,267,822	42,342,925

Depreciation:
Construction	112,937	123,829	227,990	257,566
Real Estate	10,029	12,957	20,051	25,564
Hotel	68,566	72,868	137,080	155,127

	191,532	209,654	385,121	438,257

Interest expense:
Construction	167,740	163,816	339,937	325,494
Other	577,955	508,019	1,977,139	1,010,732

	745,695	671,835	2,317,076	1,336,226

Net income:
Construction	186,776	1,021,621	789,606	3,872,035
Real Estate	428,590	344,838	324,800	293,795
Hotel	54,204	171,617	121,200	312,912
Other (a)	1,212,910	(546,655)	1,485,664	(1,103,547)

	$1,882,480	$991,421	$2,721,270	$3,375,195

	December 31, 2009	June 30, 2009

Identifiable long-lived tangible assets at December 31, 2009 and June 30, 2009:
Construction	$6,482,775	$6,819,609
Real Estate	365,565	353,825
Hotel	2,075,897	2,210,548

	$8,924,237	$9,383,982

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

NOTE 15 – STATUTORY RESERVES (continued)

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

Project Name	For the Six Months Ended December 31,2009%		For the Six Months Ended December 31, 2008%

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	—	0.0	10,661,001	25.2

Tian Fu Garden residential project (Phase I and II)	—	0.0	16,722,886	39.5

Ai Bo Garden residential apartment project	—	0.0	8,282,437	19.6

Lanyu Garden No. 3 residential apartment project	3,439,335	30.5	—	0.0

Fu Xing Bath Center project	3,054,560	27.1	—	0.0

Jianhe Garden residential project	2,333,235	20.7	—	0.0

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

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY BALANCE SHEETS

	As of December 31, 2009	As of June 30, 2009

	(Unaudited)
ASSETS	(As Restated)

Cash and cash equivalents	$1,749	$39,956

Total Current Assets	1,749	39,956
Investments in subsidiaries at equity	30,183,734	28,914,268
Due from subsidiaries	1,119,638	2,042,142

Total Assets	$31,305,121	$30,996,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible debt, net	$502,777	$—
Accounts payable	22,614	221,825
Accrued expenses	290,305	425,300
Derivative liabilities	1,054,034	—

Total Current Liabilities	1,869,730	647,125

Stockholders' equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 62,780,592 and 52,668,603 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively)	6,278	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	5,705,353	6,878,166
Statutory reserve	2,165,210	2,040,899
Retained earnings	12,966,621	12,866,842
Other comprehensive income	2,496,615	2,462,754

Total Stockholders' Equity	29,435,391	30,349,241

Total Liabilities and Stockholders' Equity	$31,305,121	$30,996,366

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 17 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31,

	2009	2008

	(Unaudited)	(Unaudited)
	(As Restated)

REVENUES	$—	$—

OPERATING EXPENSES:
Salaries and employee benefits	140,374	50,000
General and administrative	22,969	42,815

Total Operating Expenses	163,343	92,815

LOSS FROM OPERATIONS	(163,343)	(92,815)

OTHER INCOME (EXPENSES):
Gain from change in fair value of derivative liabilities	2,002,937	—
Gain from debt extinguishment	1,623,209	—
Interest expense	(1,977,139)	(1,010,732)

Total Other Income (Expenses)	1,649,007	(1,010,732)

INCOME (LOSS) ATTRIBUTABLE TO PARENT ONLY	1,485,664	(1,103,547)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	1,235,606	4,478,742

NET INCOME	$2,721,270	$3,375,195

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES NOTES
TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 17 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,

	2009	2008

	(Unaudited)	(Unaudited)
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,721,270	$3,375,195
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(1,235,606)	(4,478,742)
Common stock issued for services	57,500	—
Common stock issued for interest	19,085	—
Interest expense from amortization of debt discount	1,931,611	818,625
Gain from change in fair value of derivative liabilities	(2,002,937)	—
Gain from debt extinguishment	(1,623,209)	—
Amortization of debt issuance costs	—	76,740
Changes in assets and liabilities:
Accounts payable	(59,783)	78,780
Accrued expenses	(4,592)	5,305

NET CASH USED IN OPERATING ACTIVITIES	(196,661)	(124,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from subsidiaries	922,504	50,000
Investment in subsidiaries	—	(69,030)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
	922,504	(19,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible debt	(764,050)	—
Proceeds from sale of common stock	—	124,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(764,050)	124,000

NET DECREASE IN CASH	(38,207)	(19,127)
CASH - beginning of year	39,956	19,826

CASH - end of period	$1,749	$699

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

NOTE 19 – SUBSEQUENT EVENT (continued)

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

NOTE 20 – RESTATEMENT OF INTERIM FINANCIAL RESULTS

The Company’s consolidated financial statements have been restated for the three and six months ended December 31, 2009 to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB Accounting Standards Codification Topic 815 (“ASC 815”), which has been effective for the Company since July 1, 2009, and to record the subsequent accounting for the changes in the fair value of the associated liabilities at December 31, 2009.  Accordingly, the Company’s unaudited interim consolidated balance sheet, statement of income, and statement of cash flows at December 31, 2009 have been restated herein. All the respective restatement adjustments are non-cash in nature and not related to the operations of the Jin Ma Companies.  The Company has discussed the restatement adjustments with its independent registered public accounting firm, Crowe Horwath (HK) CPA Limited appointed on July 26, 2010. The effect of correcting these errors in the Company’s (a) unaudited consolidated balance sheet at December 31, 2009; (b) unaudited consolidated statement of income for the three and six months ended December 31, 2009; and (c) unaudited consolidated statement of cash flows for the six months ended December 31, 2009 are shown in the tables as follows:

Consolidated Balance Sheet data	December 31, 2009 (Unaudited)
	As previously filed	Adjustments to Restate		Restated
Total Assets	$46,623,117	$—		$46,623,117

Derivative liabilities	—	1,054,034	(a)	1,054,034
Total Current Liabilities	15,789,984	1,054,034		16,844,018
Total Liabilities	16,133,692	1,054,034		17,187,726

Stockholders’ Equity
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—		—
Common stock ($0.0001 par value; 300,000,000 shares authorized; 62,780,592 shares issued and outstanding)	6,278	—		6,278
Non-controlling interest in variable interest entities	6,095,314	—		6,095,314
Additional paid-in capital	7,888,353	(2,183,000)	(b)	5,705,353
Statutory reserve	2,165,210	—		2,165,210
Retained earnings	11,837,655	1,128,966	(c)	12,966,621
Accumulated other comprehensive income	2,496,615	—		2,496,615
Total Stockholders’ Equity	30,489,425	(1,054,034)		29,435,391
Total Liabilities and Stockholders’ Equity	$46,623,117	$—		$46,623,117

(a)	To record conversion feature and warrant derivate liability
(b)	To reverse effect on additional paid-in capital as a result of the classification of warrants as derivative liability
(c)	To adjust retained earnings for the adoption of ASC 815 accounting in (a) and (b)

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 20 – RESTATEMENT OF INTERIM FINANCIAL RESULTS (continued)

Consolidated Statement of Income Data	For the Three Months Ended December 31, 2009 (Unaudited)				For the Six Months Ended December 31, 2009 (Unaudited)
	As previously filed	Adjustments to Restate	Restated		As previously filed	Adjustments to Restate	Restated
Income from Operations (*)	$288,592	$—	$288,592		$734,310	$—	$734,310

Other Income (Expenses):
Change in fair value of derivative liabilities	—	1,314,381	1,314,381	(d)	—	2,002,937	2,002,937
Gain from debt extinguishment	—	561,602	561,602	(e)	—	1,623,209	1,623,209
Gain on sale of land use right (*)	167	—	167		449,473	—	449,473
Other income	(27)	—	(27)		46	—	46
Interest income	543,092	—	543,092		543,149	—	543,149
Interest expense	(745,695)	—	(745,695)		(2,317,076)	—	(2,317,076)
Total Other Income (Expenses)	(202,463)	1,875,983	1,673,520		(1,324,408)	3,626,146	2,301,738

Income (Loss) before Provision for Income Taxes	86,129	1,875,983	1,962,112		(590,098)	3,626,146	3,036,048
Provision for Income Taxes	79,632	—	79,632		314,778	—	314,778
Net Income (Loss)	$6,497	$1,875,983	$1,882,480		$(904,876)	$3,626,146	$2,721,270

Comprehensive Income (Loss)	$8,213	$1,875,983	$1,884,196		$(871,016)	$3,626,146	$2,755,131

Net Income (Loss) per Common Share:
Basic	$0.00	$0.03	$0.03		$(0.02)	$0.07	$0.05
Diluted	$0.00	$0.03	$0.03		$(0.02)	$0.07	$0.05
Weighted Average Common Shares Outstanding:
Basic	61,760,108		61,760,108		57,891,042		57,891,042
Diluted	69,301,768		61,760,108		57,891,042		58,778,282

(d)	To reflect change in fair value of derivative liabilities
(e)	To reflect extinguishment of conversion feature derivative liability upon conversion of debt to equity
(*)	Gain on sale of land use rights has been reclassified from income from operations to other income to conform to the current period’s presentation.

Consolidated Statement of Cash Flows	For the Six Months Ended December 31, 2009 (Unaudited)
	As previously filed	Adjustments to Restate		Restated
Net Income (Loss)	$(904,876)	$3,626,146		$2,721,270
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	—	(2,002,937)	(d)	(2,002,937)
Gain from debt extinguishment	—	(1,623,209)	(e)	(1,623,209)
Cash Used in Operating Activities	(2,125,743)	—		(2,125,743)

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

* Represents percentage of respective segments total revenues

          Net Revenues. For the six months ended December 31, 2009, our overall net revenues decreased 73.4% from the six months ended December 31, 2008. The decrease in revenues was mainly due to decreased activity in our construction operations caused by a softening of the real estate market in Hohhot, as discussed elsewhere. Additionally, during fiscal 2009 and 2010, we used substantial working capital to construct two projects which have been leased back to schools over 20-26 years. Since we had lower working capital to fund new projects and bank borrowing opportunities were not available, our pipeline of projects decreased.

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

           Operating Expenses. For the six months ended December 31, 2009, overall operating expenses increased approximately 17.7% from the six months ended December 31, 2008. This increase was mainly due to a decrease in a gain from bad debt recovery related to the collection of accounts receivable which had previously been written off and an increase in other hotel operating expenses related to the purchase of low costs items such as plates, glasses, and utensils, and an increase in salaries and employee benefits. We expect our operation expenses will maintain its current level with minimal increases during the rest of fiscal 2010.

          Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses increased approximately 220.1% for the six months ended December 31, 2009 from the six months ended December 31, 2008. Other hotel operating expenses were approximately 6.8% of hotel revenues for the six months ended December 31, 2009 as compared to approximately 1.9% for the six months ended December 31, 2008. The increase in other hotel operating expenses for the six months ended December 31, 2009 period is primarily attributable to an increase in expenditures related to the purchase of low cost items such as plates, glasses, utensils, napkins, and seat covers.

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

           Total Other Income (Expenses). We recorded other income of $2,301,738 for the six months ended December 31, 2009 as compared to other expenses of $781,530 for the six months ended December 31, 2008.

•

For the six months ended December 31, 2009, we recorded a gain on extinguishment of derivative liabilities of $1,623,209 related to the conversion and repayment of convertible debt as compared to $0 in the 2009 period;

•

For the six months ended December 31, 2009, we recorded a gain on change in fair value of derivative liabilities of $2,002,937  related to the change in fair value of derivative liabilities associated with warrants and the embedded conversion option on convertible debt;

•

For the six months ended December 31, 2009, gain on disposal of land use rights and certain property and equipment was $449,473 as described in greater detail in Note 4 to the financial statements included elsewhere in this report. We did not generate any comparable income for the six months ended December 31, 2008, and

•

an increase in interest expense related to the amortization of non-cash debt discount and increased interest incurred on our amended and restated 14% convertible secured debenture offset by a decrease in amortization of debt issuance costs. In connection with the amendment of the Securities Purchase Agreements and related agreements, we recorded a discount on the convertible notes which we must amortize over a 9-month period from July 1, 2009 to March 31, 2010. Upon repayment or conversion of the convertible notes, we expense any remaining unamortized discount.

          Provision for Income Taxes. Total provision for income taxes decreased approximately 79.0% for the six months ended December 31, 2009 from the six months ended December 31, 2008. The decrease is attributable to a decrease in income before income taxes related to our Chinese operating entities.

           Net Income. Net income decreased approximately 19.4% from net income of $3,375,195 for the six months ended December 31, 2008 to net income of $2,721,270 for the six months ended December 31, 2009. The decrease for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 was due primarily to a decrease in revenue and related gross profits, increase in interest expense and operating expenses offset by decrease in income taxes and the recording of gains associated with derivative liabilities. This translates to basic earnings per common share of $0.05 and $0.06, and diluted earnings per common share of $0.05 and $0.06, for the six months ended December 31, 2009 and 2008, respectively.

           Comprehensive Income. For the six months ended December 31, 2009, we reported unrealized gain on foreign currency translation of $33,861 as compared to $63,724 for the six months ended December 31, 2008 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of operations and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $2,755,131 for the six months ended December 31, 2009 as compared to comprehensive income of $3,438,919 for the six months ended December 31, 2008.

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

          * Represents percentage of respective segments total revenues

          Net Revenues. For the three months ended December 31, 2009, our overall net revenues decreased 58.9% from the three months ended December 31, 2008. As with the decrease in revenues in the six months period, the decrease in revenues was mainly due to decreased activity in construction operations as discussed above which are summarized as follows:

Project Name	For the Three Months Ended December 31, 2009%		For the Three Months Ended December 31, 2008%

Riverbank Garden Community (Buildings 5 to 8 and Phase II)	$—	—	$2,754,383	23.2
Tian Fu Garden residential project (Phase I and II)	—	—	2,438,980	20.5
Fu Xing Bath Center	917,870	20.8	3,684,315	31.0
Lanyu Garden Number 3 residential building	385,905	8.8	922,633	7.7
Ai Bo Garden residential apartment project	(117,435)	(2.7)	2,094,518	17.6
Jianhe Garden residential project	2,333,235	53.0	—	—
Tuzuoqi Low-rent House project	886,317	20.1	—	—

Total construction segment revenues	$4,405,892	100	$11,894,829	100

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

          Operating Expenses. For the three months ended December 31, 2009, overall operating expenses increased approximately 4.2% from the three months ended December 31, 2008. This increase was mainly due to an increase in other hotel operating expenses as discussed below which was offset by an increase in a gain from bad debt recovery related to the collection of accounts receivable which had previously been written off.

          Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses, except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses increased approximately 359.7% for the three months ended December 31, 2009 from the three months ended December 31, 2008. Other hotel operating expenses were approximately 10.4% of hotel revenues for the three months ended December 31, 2009 as compared to approximately 1.9% for the three months ended December 31, 2008. The increase in other hotel operating expenses for the six months ended December 31, 2009 period is primarily attributable to an increase in expenditures related to the purchase of low cost items such as plates, glasses, utensils, napkins, and seat covers.

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

          Total Other Income (Expenses). We recorded other income of $1,673,520 for the three months ended December 31, 2009 as compared to other expenses of $118,376 for the three months ended December 31, 2008.

•

For the three months ended December 31, 2009, we recorded a gain on extinguishment of derivative liabilities of $561,602 related to the conversion and repayment of convertible debt as compared to $0 in the 2009 period;

•

For the three months ended December 31, 2009, we recorded a gain on change in fair value of derivative liabilities of $1,314,381  related to the change in fair value of derivative liabilities associated with warrants and the embedded conversion option on convertible debt, and

•

an increase in interest expense related to the amortization of non-cash debt discount and increased interest incurred on our amended and restated 14% convertible secured debenture offset by a slight decrease in amortization of debt issuance costs. In connection with the amendment of the Securities Purchase Agreements and related agreements, we recorded a discount on the convertible notes which we must amortize over a 9-month period from July 1, 2009 to March 31, 2010. Upon repayment or conversion of the convertible notes, we expense any remaining unamortized discount.

          Provision for Income Taxes. Total provision for income taxes decreased approximately 84.1% for the three months ended December 31, 2009 from the three months ended December 31, 2008 (33.5% of income before income taxes). The decrease is attributable to a decrease in income before income taxes from our Chinese operations.

          Net Income. Net income increased approximately 89.9% from net income of $991,421 for the three months ended December 31, 2008 to net income of $1,882,480 for the three months ended December 31, 2009. The increase for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was due primarily to a decrease in income taxes and the recording of gains associated with derivative liabilities offset by a decrease in revenue and related gross profits and the increase in interest expense. This translates to basic earnings per common share of $0.03 and $0.02, and diluted earnings per common share of $0.03 and $0.02, for the three months ended December 31, 2009 and 2008, respectively.

          Comprehensive Income. For the three months ended December 31, 2009 we reported unrealized gain on foreign currency translation of $1,716 as compared to $9,130 for the three months ended December 31, 2008 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $1,884,196 for the three months ended December 31, 2009 as compared to comprehensive income of $1,000,551 for the three months ended December 31, 2008.

Liquidity and Capital Resources

          Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

          At December 31, 2009, we had a cash balance of $441,055, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

          Our working capital decreased $1,505,415 to $3,911,991 at December 31, 2009 from $ 5,417,406 at June 30, 2009. This decrease in working capital is primarily attributable to:

•	a decrease in other receivable, net of allowance for doubtful accounts, of $1,175,175,

•	a decrease in due from related parties of $33,283,

•	a decrease in prepaid land use rights for resale of $1,623,023,

•	an increase in convertible debt of $502,777,

•	an increase in derivative liabilities of $1,054,034,

•	an increase in due to related parties of $1,170,701,

•	an increase in advances from customers of $2,622,459,

Offset by:

•	an increase in cash and cash equivalents of $328,921,

•	an increase in accounts receivable, net of allowance for doubtful accounts. of $528,073,

•	an increase in inventories of $49,810,

•	an increase in advance to suppliers of $74,290,

•	an increase in construction in progress, current portion, $1,585,193,

•	a decrease in loans payable, current portion, of $104,780,

•	a decrease in accounts payable of $2,259,863,

•	a decrease in accrued expenses of $311,147,

•	a decrease in taxes payable of $1,451,029.

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

          For the six months ended December 31, 2009, net cash flow used in operating activities was primarily due to:

•

net income of $2,721,270 adjusted for the add-back of non-cash items such as depreciation of $385,121, stock based compensation of $57,500, and interest expense from amortization of debt discount of $1,931,611: and

•	changes in operating assets and liabilities such as a decrease in note receivable of $158,067, a decrease in other receivable of $1,176,271, an increase in advances from customers of $2,621,660

Offset by:

•

The deduction of non-cash items such as a gain from changes in fair value of derivative liabilities of $2,002,937, a gain from debt extinguishment related to derivative liabilities of $1,623,209 and a one-time gain on disposal of land use right of $449,472; and

•

changes in operating assets and liabilities such as an increase in accounts receivable of $409,136, an increase in advance to suppliers of $74,053, an increase in construction in progress of $2,746,228, a decrease in accounts payable and accrued expenses of $2,310,257, and a decrease in taxes payable of $1,452,604.

•

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

          We have made our installment payments on July 23, 2009 and September 30, 2009 on a timely basis. We did not make the third installment due by December 31, 2009 and, accordingly, the debentures are now in default. During the period from July 1, 2009 to February 11, 2010, we issued 7,897,840 shares of our common stock in connection with the conversion of $789,784 of convertible debt and issued 409,149 shares of our common stock in order to pay the accrued and unpaid interest of $40,915 related the outstanding convertible debt. As of February 10, 2010, our outstanding convertible debt is approximately $629,000. We expect that investors will continue to convert the convertible debt into common stock, although there are no assurances that our expectations are correct. We plan on funding this obligation and all interest and penalties due using funds to be repaid to us by the Jin Ma Companies. The Company intends to repay all remaining outstanding convertible debt balances and all interest due prior to March 31, 2010. The Company has not received any notices of default and does not expect to pay any further liquidated penalties the Company has not received any notices of default from the debenture holders and does not expect to pay any further liquidated penalties and as discussed elsewhere, has accrued all liquidated penalties due pursuant to the Exchange Debentures.

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

          We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during the six months ended December 31, 2009, if the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to satisfy our obligations as they become due and pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company. In addition, if we were to fail to pay the 14% secured convertible debentures in accordance with the repayment schedule and the debenture holders were to declare a default which we were unable to remedy, it is possible that we could be forced to cease operations in which event shareholders would lose their entire investment in our company.

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

          Management conducted its initial evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that initial evaluation, Messrs. Yang and Wasserman concluded that because of the continuing material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2009. In our annual report on Form 10-K for the year ended June 30, 2009 we reported that we had a number of material weaknesses in internal control over financial reporting, including (i) the lack of U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee, and (iv) a lack of segregation of duties within accounting functions. On September 8, 2010, we determined that we did not properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB ASC 815, which became effective for us on July 1, 2009, and furthermore, we did not properly record the subsequent accounting for the changes in the fair value of the associated liabilities at December 31, 2009.  As a result of the need to restate our December 31, 2009 financials to correct this error, our management has subsequently determined we had an additional weakness in our disclosure controls and procedures at December 31, 2009 related to our failure to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities and our failure to properly record the subsequent accounting for the changes in the fair value of the associated liabilities at December 31, 2009.

          These material weaknesses in internal controls over financial reporting which result in material weaknesses in our disclosure controls and procedures have not been remediated as of December 31, 2009. Due to the nature of these material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits

10.1	Consulting agreement with GEP Capital Group Ltd. (1)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

(1)   Incorporated by reference to our 10-Q as filed on February 11, 2010

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