Form 10-Q/A
period 2010-03-31
GOLD HORSE INTERNATIONAL, INC.
filed 2011-02-22
CIK 1111284

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

EXPLANATORY PARAGRAPH

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly report on Form 10-Q which was originally filed on May 21, 2010. On September 8, 2010, we determined that we did not properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB Accounting Standards Codification Topic 815 ("ASC 815"), which became effective for us on July 1, 2009, and furthermore, we did not properly record the subsequent accounting for the changes in the fair value of the associated liabilities at March 31, 2010. Accordingly, we restated our unaudited interim consolidated balance sheet, statement of operations, and statement of cash flows as of and for the period ended March 31, 2010 herein.  All of the respective restatement adjustments are non-cash in nature and not related to the operations of the Jin Ma Companies. The correction of these accounting errors resulted in an increase in our total liabilities as of March 31, 2010. In addition, the correction of these accounting errors resulted in a gain (loss) on derivative liabilities in the three and nine months ended March 31, 2010, all of which impacted our net income in the period. The derivative liabilities and gain (loss) on change in fair value of the derivative liabilities are now correctly recorded and presented in accordance with ASC 815 on our consolidated balance sheet, consolidated statement of income and comprehensive income, and consolidated statement of cash flows included herein. Additionally, we restated the diluted earnings (loss) per share calculation for the periods herein and certain disclosure in the notes to the condensed consolidated financial statements and management’s discussion and analysis.  We have also revised the disclosure under Part I Item 4 regarding Controls and Procedures.

Please see Note 21 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of this restatement.

This Amendment No. 1 to the Form 10-Q for the period ended March 31, 2010 contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended March 31, 2010 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

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

Unless specifically set forth to the contrary, when used in this prospectus the terms:

•	"Gold Horse International," the "Company," "we," "us," "ours," and similar terms refers to Gold Horse International, Inc., a Florida corporation,

•	"Gold Horse Nevada" refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,

•	"Global Rise" refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,

•	"IMTD" refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,

•	"Jin Ma Real Estate" refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,

•	"Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,

•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,

•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, and

•	"PRC" or "China" refers to the People's Republic of China.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(Unaudited)
	(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$452,189	$112,134
Accounts receivable, net	14,940,248	11,943,996
Note receivable on sales type lease - current portion	1,145,705	157,923
Inventories, net	51,718	27,838
Advances to suppliers	324,021	200,570
Prepaid expenses	300,000	—
Other receivable, net	95,675	1,197,705
Due from related parties	—	33,283
Cost and estimated earnings in excess of billings	51,796	16,539
Construction in progress - current portion	4,872,699	3,286,722
Prepaid land use rights for resale	—	1,625,708

Total Current Assets	22,234,051	18,602,418

Property and equipment, net	8,884,131	9,383,982
Construction in progress - non-current portion	—	7,273,392
Deposit on land use right	2,418,456	2,415,382
Note receivable on sales type lease - non-current portion	15,789,545	8,654,311

Total Assets	$49,326,183	$46,329,485

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Convertible debt, net	$409,666	$—
Loans payable - current portion	3,108,498	4,420,290
Accounts payable	7,736,533	7,966,488
Due to related parties	1,170,889	—
Accrued expenses	501,693	1,251,843
Taxes payable	803,165	1,678,084
Advances from customers	2,848,995	246,191
Derivative liabilities	924,132	—
Billings in excess of costs and estimated earnings	65,453	37,498

Total Current Liabilities	17,569,024	15,600,394

Loans payable - net of current portion	343,763	379,850

Total Liabilities	17,912,787	15,980,244

Commitments (Note 18)	—	—

Stockholders' Equity:
Preferred stock ($.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.0001 par value; 300,000,000 shares authorized; 69,569,204 and 52,668,603 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively)	6,957	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	6,471,712	6,878,166
Statutory reserve	2,330,446	2,040,899
Retained earnings	14,007,600	12,866,842
Other comprehensive income	2,501,367	2,462,754

Total Stockholders' Equity	31,413,396	30,349,241

Total Liabilities and Stockholders' Equity	$49,326,183	$46,329,485

See accompanying notes to unaudited condensed consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)
NET REVENUES
Construction	$11,143,476	$8,376,388	$20,739,488	$48,649,659
Hotel	749,749	922,826	2,262,578	2,610,290
Real estate	227,917	362	386,898	382,552

Total Revenues	12,121,142	9,299,576	23,388,964	51,642,501

COST Of REVENUES
Construction	9,559,477	7,175,985	17,889,157	41,766,632
Hotel	478,135	472,956	1,486,994	1,394,491
Real estate	168,805	284	335,855	300,587

Total Cost of Revenues	10,206,417	7,649,225	19,712,006	43,461,710

GROSS PROFIT	1,914,725	1,650,351	3,676,958	8,180,791

OPERATING EXPENSES:
Other hotel operating expenses	(26,052)	11,046	77,307	43,336
Bad debt (recovery) expenses	(109,535)	22,550	(215,090)	(171,351)
Salaries and employee benefits	290,845	278,047	683,280	579,895
Depreciation and amortization	198,081	206,670	583,202	644,927
Selling, general and administrative	113,126	64,434	365,689	358,913

Total Operating Expenses	466,465	582,747	1,494,388	1,455,720

INCOME FROM OPERATIONS	1,448,260	1,067,604	2,182,570	6,725,071

OTHER INCOME (EXPENSES):
(Loss) Gain from change in fair value of derivative liabilities	(298,283)	—	1,704,654	—
Gain from debt extinguishment	270,101	—	1,893,310	—
Gain on sale of land use rights	55	—	449,528	—
Other income	—	3	—	2,381
Interest income	731,521	559	1,274,716	552,877
Interest expense	(394,667)	(889,529)	(2,711,743)	(2,225,755)

Total Other Income (Expenses)	308,727	(888,967)	2,610,465	(1,670,497)

INCOME BEFORE PROVISION FOR INCOME TAX	1,756,987	178,637	4,793,035	5,054,574

PROVISION FOR INCOME TAXES	550,772	266,717	865,550	1,767,459

NET INCOME (LOSS)	$1,206,215	$(88,080)	$3,927,485	$3,287,115

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,206,215	$(88,080)	$3,927,485	$3,287,115

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	4,753	29,935	38,613	93,659

COMPREHENSIVE INCOME (LOSS)	$1,210,968	$(58,145)	$3,966,098	$3,380,774

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.02	$(0.00)	$0.06	$0.06
Diluted	$0.02	$(0.00)	$0.06	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	68,093,431	52,668,603	61,242,192	52,612,486
Diluted	68,467,151	52,668,603	61,958,272	58,958,416

See accompanying notes to unaudited condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,927,485	$3,287,115
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	583,202	644,927
Stock-based compensation	232,500	—
Common stock issued for interest	28,039	—
Rent expense associated with prepaid land use rights	—	2,681
Bad debt recovery	(215,091)	(171,351)
Interest expense from amortization of debt discount	2,183,000	1,227,938
Amortization of debt issuance costs	—	115,110
Recognition of unearned gain	—	(51,784)
Gain from change in fair value of derivative liabilities	(1,704,654)	—
Gain from debt extinguishment	(1,893,310)	—
Gain on sale of land use right	(449,528)	—
Changes in assets and liabilities:
Accounts receivable	(2,844,223)	(4,247,794)
Note receivable	313,995	200,568
Inventories	(23,839)	13,059
Other receivables	1,182,265	46,206
Advance to suppliers	(123,167)	(2,040)
Costs and estimated earnings in excess of billings	(35,228)	174,040
Real estate held for sale	—	125,531
Construction in progress	(2,724,368)	(9,495,098)
Refundable performance deposit	—	146,058
Accounts payable and accrued expenses	(721,044)	3,853,631
Taxes payable	(876,846)	(1,736,158)
Advances from customers	2,601,870	118,887
Billings in excess of costs and estimated earnings	27,901	103,498
NET CASH USED IN OPERATING ACTIVITIES	(531,041)	(5,644,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of amounts due from related party	—	1,689,469
Proceeds from sale of land use right	2,193,710	—
Proceeds from return of deposit on prepaid land use rights	—	2,249,295
Purchase of property and equipment	(188,324)	(17,400)
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,005,386	3,921,364

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(1,353,666)	—
Proceeds from advances from related party	1,203,928	—
Proceeds from loan	—	146,058
Proceeds from sale of common stock	—	118,000
Repayment of convertible debt	(983,550)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,133,288)	264,058

EFFECT OF EXCHANGE RATE ON CASH	(1,002)	11,779

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	340,055	(1,447,775)

CASH & CASH EQUIVALENTS - beginning of period	112,134	1,637,986

CASH & CASH EQUIVALENTS - end of the period	$452,189	$190,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$869,718	$399,906
Income taxes	$1,391,109	$2,801,659

Non-cash investing and financing activities:
Common stock issued for compensation	$548,000	$—
Common stock issued for conversion of convertible debt	$789,784	$—
Reclassification of warrants and conversion options to derivative liabilities	$4,680,179	$—
Common stock issued for accrued interest	$21,830	$—

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  Significant estimates for the nine months ended March 31, 2010 and 2009 include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term asset, and valuation of deferred tax assets, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, and the calculation of the value of any beneficial conversion feature and warrants related to convertible debt.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model. The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from July 1, 2009 to March 31, 2010:

	Conversion feature derivative liability	Warrant liability
Balance at July 1, 2009	$—	$—
Recognition of derivative liability	3,224,484	1,455,695
Exercise of warrants	—	(158,084)
Extinguishment of derivative liability upon conversion of debt to equity	(1,893,310)	—
Change in fair value included in earnings	(1,112,977)	(591,676)
Balance at March 31, 2010	$218,197	$705,935

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

See Note 13 for more information on these financial instruments.

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

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(Restated)		(Restated)
Net income (loss) used for basic and diluted net income (loss) per common share	$1,206,215	$(88,080)	$3,927,485	$3,287,115

Weighted average common shares outstanding – basic	68,093,431	52,668,603	61,242,192	52,612,486
Effect of dilutive securities:
Unexercised warrants	373,720	—	716,080	—
Convertible debentures	—	—	—	6,345,930
Weighted average common shares outstanding – diluted	68,467,151	52,668,603	61,958,272	58,958,416
Net income (loss) per common share – basic	$0.02	$(0.00)	$0.06	$0.06
Net income (loss) per common share – diluted	$0.02	$(0.00)	$0.06	$0.06

The diluted earnings per share calculation for the three and nine months ended March 31, 2010 and 2009 did not include the effect of convertible debentures because their effect was anti-dilutive.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 3 – INVENTORIES

At March 31, 2010 and June 30, 2009, inventories consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)
Consumable goods	$51,718	$27,838

	$51,718	$27,838

NOTE 4 – PREPAID LAND USE RIGHTS FOR RESALE

As of March 31, 2010 and June 30, 2009, prepaid land use rights for resale were as follows:

	Lower of cost or market
	March 31, 2010	June 30, 2009
	(Unaudited)
Parcel A	$—	$1,625,708
Total	$—	$1,625,708

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

NOTE 5 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at March 31, 2010 and June 30, 2009 consisted of:

	March 31, 2010	June 30, 2009
	(Unaudited)
Costs incurred on uncompleted contracts	$35,493,044	$18,495,062
Estimated earnings	8,158,400	4,265,507
	43,651,444	22,760,569
Less: billings to date	(43,665,101)	(22,781,528)
	$(13,657)	$(20,959)

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	March 31, 2010	June 30, 2009
	(Unaudited)
Costs and estimated earnings in excess of billings	$51,796	$16,539
Billings in excess of costs and estimated earnings	(65,453)	(37,498)

	$(13,657)	$(20,959)

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

	2010	2009
Wusutu Village land	$2,418,456	$2,415,382
Less: current portion	—	—

Long-term deposits of prepaid land use rights	$2,418,456	$2,415,382

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

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes.  These advances are non interest bearing, unsecured and payable on demand.  At March 31, 2010 and June 30, 2009, due to related parties consisted of the following:

Name	Relationship	March 31, 2010 (Unaudited)	June 30, 2009
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$1,170,889	$—

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

The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the conversion features on the convertible notes and warrants using a probability-weighted Black-Scholes-Merton option-pricing model using the following assumptions:

	March 31, 2010	July 1, 2009
Conversion feature:
Risk-free interest rate	0.16%	1.11%
Expected volatility	188.07%	212.33%
Expected life (in years)	0.15 years	0.75 year
Expected dividend yield	—	—

Warrants:
Risk-free interest rate	1.60%	1.64%
Expected volatility	188.07%	212.33%
Expected life (in years)	2.67 years	3.42 years
Expected dividend yield	—	—

Fair Value:
Conversion feature	$218,197	$3,224,485
Warrants	705,935	1,455,694
	$924,132	$4,680,179

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 13 – CONVERTIBLE DEBT (continued)

As of March 31, 2010, the Company has $409,666 of convertible debt and 7,847,790 warrants related to the convertible debentures outstanding. At March 31, 2010, the Company recorded a derivative liability of $218,197 related to the convertible debt and $705,935 related to the warrants. When the debentures converted or repaid, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. For the nine months ended March 31, 2010, gain from the change in fair value of derivative liabilities was $1,704,654. For the nine months ended March 31, 2010, gain from the extinguishment of debt was $1,893,310.

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

The convertible debenture liability is as follows at March 31, 2010 and June 30, 2009:

	March 31, 2010 (Unaudited)	June 30, 2009
Convertible debentures payable	$409,666	$2,183,000
Less: unamortized discount on debentures	—	(2,183,000)
Convertible debentures, net	$409,666	$—

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

Warrants

Stock warrants activities for the nine months ended March 31, 2010 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at June 30, 2009	10,028,023	$0.10
Granted	—	—
Exercised	(2,180,233)	0.10
Forfeited	—	—
Balance at March 31, 2010 (Unaudited)	7,847,790	$0.10

Warrants exercisable at March 31, 2010	7,847,790	$0.10

The following table summarizes the Company's stock warrants outstanding at March 31, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$ 0.10	7,847,790	2.67 Years	$ 0.10	7,847,790	$ 0.10

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 15 – SEGMENT INFORMATION (Continued)

Condensed information with respect to these reportable business segments for the three and nine months ended March 31, 2010 and 2009 is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
Revenues:
Construction	$11,143,476	$8,376,388	$20,739,488	$48,649,659
Real Estate	227,917	362	386,898	382,552
Hotel	749,749	922,826	2,262,578	2,610,290
	12,121,142	9,299,576	23,388,964	51,642,501
Depreciation:
Construction	112,996	120,731	340,986	378,297
Real Estate	10,776	12,853	30,827	38,417
Hotel	74,309	73,086	211,389	228,213
	198,081	206,670	583,202	644,927
Interest expense:
Construction	120,915	163,211	460,852	488,705
Other	273,752	726,318	2,250,891	1,737,050
	394,667	889,529	2,711,743	2,225,755
Net (loss) income:
Construction	988,505	624,714	1,778,111	4,496,749
Real Estate	515,785	(131,710)	840,585	162,085
Hotel	144,869	175,140	266,069	488,052
Other (a)	(442,944)	(756,224)	1,042,720	(1,859,771)
	$1,206,215	$(88,080)	$3,927,485	$3,287,115

	March 31, 2010	June 30, 2009
Identifiable long-lived tangible assets at March 31, 2010 and June 30, 2009:
Construction	$6,371,526	$6,819,609
Real Estate	354,849	353,825
Hotel	2,157,756	2,210,548
	$8,884,131	$9,383,982

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

Project Name	For the Nine Months Ended March 31, 2010%		For the Nine Months Ended March 31, 2009%
Riverbank Garden Community (Buildings 5 to 8 and Phase II)	—	0.0	10,671,091	20.7

Tian Fu Garden residential project (Phase I and II)	—	0.0	16,738,713	32.4

Ai Bo Garden residential apartment project	—	0.0	9,963,468	19.3

Lanyu Garden No. 3 residential apartment project	3,439,758	14.7	—	0.0

Fu Xing Bath Center project	3,054,935	13.1	9,220,766	17.9

Jianhe Garden residential project	8,310,519	35.5	—	0.0

Tuzuoqi (Chasuqi) Low-rent House project	6,051,725	25.9	—	0.0

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

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

	As of March 31, 2010	As of June 30, 2009
	(Unaudited) (As Restated)
ASSETS
Cash and cash equivalents	$2,650	$39,956
Prepaid expenses	300,000	—
Total Current Assets	302,650	39,956
Investments in subsidiaries at equity	31,837,645	28,914,268
Due from subsidiaries	849,638	2,042,142
Total Assets	$32,989,933	$30,996,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible debt, net	$409,666	$—
Accounts payable	14,068	221,825
Accrued expenses	228,671	425,300
Derivative liabilities	924,132	—
Total Current Liabilities	1,576,537	647,125

Stockholders' equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 69,569,204 and 52,668,603 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively)	6,957	5,266
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	6,471,712	6,878,166
Statutory reserve	2,330,446	2,040,899
Retained earnings	14,007,600	12,866,842
Other comprehensive income	2,501,367	2,462,754
Total Stockholders' Equity	31,413,396	30,349,241
Total Liabilities and Stockholders' Equity	$32,989,933	$30,996,366

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 18 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED  PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Nine Months Ended March 31,
	2010	2009
	(Unaudited) (As Restated)	(Unaudited)
REVENUES	$—	$—
OPERATING EXPENSES:
Salaries and employee benefits	214,125	75,000
General and administrative	90,228	47,721
Total Operating Expenses	304,353	122,721
LOSS FROM OPERATIONS	(304,353)	(122,721)
OTHER INCOME (EXPENSES):
Gain from change in fair value of derivative liabilities	1,704,654	—
Gain from debt extinguishment	1,893,310	—
Interest expense	(2,250,891)	(1,737,050)
Total Other Income (Expenses)	1,347,073	(1,737,050)
INCOME (LOSS) ATTRIBUTABLE TO PARENT ONLY	1,042,720	(1,859,771)
EQUITY INCOME EARNINGS OF SUBSIDIARIES	2,884,765	5,146,886
NET INCOME	$3,927,485	$3,287,115

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 18 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2010	2009
	(Unaudited) (As Restated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,927,485	$3,287,115
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(2,884,765)	(5,146,886)
Common stock issued for services	232,500	—
Common stock issued for interest	28,039	—
Interest expense from amortization of debt discount	2,183,000	1,227,938
Gain from change in fair value of derivative liabilities	(1,704,654)	—
Gain from debt extinguishment	(1,893,310)	—
Amortization of debt issuance costs	—	115,110
Changes in assets and liabilities:
Accounts payable	(9,654)	64,317
Accrued expenses	(124,901)	228,808
NET CASH USED IN OPERATING ACTIVITIES	(246,260)	(223,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from subsidiaries	1,192,504	86,970
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,192,504	86,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of convertible debt	(983,550)	—
Proceeds from sale of common stock	—	118,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(983,550)	118,000
NET DECREASE IN CASH	(37,306)	(18,628)
CASH - beginning of period	39,956	19,826
CASH - end of period	$2,650	$1,198

NOTE 19 – COMMITMENTS

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 20 – SUBSEQUENT EVENT (continued)

•

converted all remaining principal amount of $409,667, all accrued interest due under the 14% secured convertible debentures of $48,074 together with the penalties owed the debenture holders of $168,333 into 7,825,924 shares of our common stock, and

•

contained an agreement by the debenture holder that individually they would not sell any shares of our common stock acquired upon the conversion of the 14% debentures or the exercise of the warrants in an amount which was more than 7% of the daily trading volume of our common stock on any given day for a one year period.

NOTE 21 – RESTATEMENT OF INTERIM FINANCIAL RESULTS

The Company’s consolidated financial statements have been restated for the three and nine  months ended March 31, 2010 to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB Accounting Standards Codification Topic 815 (“ASC 815”), which has been effective for the Company since July 1, 2009, and to record the subsequent accounting for the changes in the fair value of the associated liabilities at March 31, 2010.  Accordingly, the Company’s unaudited interim consolidated balance sheet, statement of income, and statement of cash flows at March 31, 2010 have been restated herein. All the respective restatement adjustments are non-cash in nature and not related to the operations of the Jin Ma Companies.  The Company has discussed the restatement adjustments with its independent registered public accounting firm, Crowe Horwath (HK) CPA Limited appointed on July 26, 2010. The effect of correcting these errors in the Company’s (a) unaudited consolidated balance sheet at March 31, 2010; (b) unaudited consolidated statement of income for the three and nine months ended March 31, 2010; and (c) unaudited consolidated statement of cash flows for the nine months ended March 31, 2010 are shown in the tables as follows:

Consolidated Balance Sheet data	March 31, 2010 (Unaudited)
	As Previously Filed	Adjustments to Restate		Restated
Total Assets	$49,326,183	$—		$49,326,183

Derivative liabilities	—	924,132	(a)	924,132
Total Current Liabilities	16,644,892	924,132		17,569,024
Total Liabilities	16,988,655	924,132		17,912,787

Stockholders’ Equity
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—		—
Common stock ($0.0001 par value; 300,000,000 shares authorized; 69,569,204 shares issued and outstanding)	6,957	—		6,957
Non-controlling interest in variable interest entities	6,095,314	—		6,095,314
Additional paid-in capital	8,496,628	(2,183,000)	(b)	6,471,712
		158,084	(d)
Statutory reserve	2,330,446	—		2,330,446
Retained earnings	12,906,816	1,100,784	(c)	14,007,600
Accumulated other comprehensive income	2,501,367	—		2,501,367
Total Stockholders’ Equity	32,337,528	(924,132)		31,413,396
Total Liabilities and Stockholders’ Equity	$49,326,183	$—		$49,326,183

(a)	To record conversion feature and warrant derivative liability
(b)	To reverse effect on additional paid-in capital as a result of the reclassification of warrants as derivative liability
(c)	To adjust retained earnings for the adoption of ASC 815 accounting in (a) and (b)
(d)	To reclassify warrant derivative liabilities upon exercise of warrants

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 21 – RESTATEMENT OF INTERIM FINANCIAL RESULTS (continued)

Consolidated Statement of Income Data	For the Three Months Ended March 31, 2010 (Unaudited)				For the Nine Months Ended March 31, 2010 (Unaudited)
	As previously filed	Adjustments to Restate	Restated		As Previously Filed	Adjustments to Restate	Restated
Income from Operations (*)	$1,448,260	—	$1,448,260		$2,182,570	—	$2,182,570

Other Income (Expenses):
Change in fair value of derivative Liabilities	—	(298,283)	(298,283)	(e)	—	1,704,654	1,704,654
Gain from debt extinguishment	—	270,101	270,101	(f)	—	1,893,310	1,893,310
Gain on sale of land use rights (*)	55	—	55		449,528	—	449,528
Interest income	731,521	—	731,521		1,274,716	—	1,274,716
Interest expense	(394,667)	—	(394,667)		(2,711,743)	—	(2,711,743)
Total Other Income (Expenses)	336,909	(28,183)	308,727		(987,499)	3,597,964	2,160,465

Income (Loss) before Provision for Income Taxes	1,785,169	(28,183)	1,756,987		1,195,071	3,597,964	4,793,035
Provision for Income Taxes	550,772	—	550,772		865,550	—	865,550
Net Income (Loss)	$1,234,397	$(28,183)	$1,206,215		$329,521	$3,597,964	$3,927,485

Comprehensive Income (Loss)	$1,239,150	$(28,183)	$1,210,968		$368,134	$3,597,964	$3,966,098

Net Income (Loss) per Common Share:
Basic	$0.02	$(0.00)	$0.02		$0.01	$0.05	$0.06
Diluted	$0.02	$(0.00)	$0.02		$0.00	$0.06	$0.06
Weighted Average Common Shares Outstanding:
Basic	68,093,431		68,093,431		61,242,192		61,242,192
Diluted	72,563,793		68,467,151		65,920,167		61,958,272

(e)	To reflect change in fair value of derivative liabilities
(f)	To reflect extinguishment of conversion feature derivative liability upon conversion of debt to equity
(*)	Gain on sale of land use rights has been reclassified from income from operations to other income to conform to the current period’s presentation

Consolidated Statement of Cash Flows	For the Nine Months Ended March 31, 2010 (Unaudited)
	As previously filed	Adjustments to Restate		Restated
Net Income	$329,521	$3,597,964		$3,927,485
Adjustments to reconcile net income to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	—	(1,704,654)	(e)	(1,704,654)
Gain from debt extinguishment	—	(1,893,310)	(f)	(1,893,310)
Cash Used in Operating Activities	(531,041)	—		(531,041)

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

For the nine months ended March 31, 2010, our overall net revenues decreased 54.7% from the nine months ended March 31, 2009 as summarized below:

	For the Nine Months Ended March 31, 2010	For the Nine Months Ended March 31, 2009	$ Change (Decrease)	Change
NET REVENUES
Construction	$20,739,488	$48,649,659	$(27,910,171)	(57.4)%
Hotel	2,262,578	2,610,290	(347,712)	(13.3)%
Real estate	386,898	382,552	4,346	1.1%
Total Revenues	$23,388,964	51,642,501	$(28,253,537)	(54.7)%

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

Revenues by project are summarized as follows:

Project Name	For the Nine Months Ended March 31, 2010	% (*)	For the Nine Months Ended March 31, 2009	% (*)
Riverbank Garden Community (Buildings 5 to 8 and Phase II)	$—	—	$10,671,091	21.9
Tian Fu Garden residential project (Phase I and II)	—	—	16,738,713	34.4
Ai Bo Garden residential apartment project (Phase I and II)	(117,449)	(0.6)	9,963,468	20.5
Lanyu Garden project	3,439,758	16.6	2,055,621	4.2
Fu Xing Committee Bath Center project	3,054,935	14.7	9,220,766	19.0
Jianhe Garden residential project	8,310,519	40.1	—	—
Tuzuoqi (Chasuqi) Low-rent House project	6,051,725	29.2	—	—
Total construction segment revenues	$20,739,488	100.0	$48,649,659	100.0

*     Represents percentage of construction segment revenues.

At March 31, 2010, the percentage completed for each respective job is as follows:

Ai Bo Garden residential apartment project (Phase I and Phase II)	100.0%
Lanyu Garden Number 3 residential building	100.0%
Fu Xing Committee Bath Center	88.7%
Jianhe Garden residential project	27.8%
Tuzuoqi (Chasuqi) Low-rent House project	42.5%

As of the date of this report, except for the project discussed above, Jin Ma Construction has not entered into any new contracts to begin additional construction projects.  Although the Company is to bidding on several projects to perform construction services, there is no assurance that Jin Ma Construction will secure these contracts. Accordingly, we expect revenues from the Jin Ma Construction segment to be significantly less than in prior periods since we are have less jobs in process and revenues will increase to its prior levels at such time as Jin Ma Construction enters into and begins new construction projects.

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

Operating Expenses. For the nine months ended March 31, 2010, overall operating expenses increased approximately 2.7% from the nine months ended March 31, 2009. This increase was mainly due to an increase in other hotel operating expenses related to the purchase of low costs items such as plates and glasses and an increase in salaries and employee benefits, offset by an increase in a gain from bad debt recovery related to the collection of accounts receivable which had previously been written off and a decrease in depreciation and amortization. We expect our operation expenses will maintain at its current level with minimal increases during the rest of fiscal 2010.

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses increased approximately 78.4% for the nine months ended March 31, 2010 from the nine months ended March 31, 2009. Other hotel operating expenses were approximately 3.4% of hotel revenues for the nine months ended March 31, 2010 as compared to approximately 1.7% for the nine months ended March 31, 2009. The increase in other hotel operating expenses for the nine months ended March 31, 2010 period is primarily attributable to an increase in expenditures related to the purchase of low cost items such as plates, glasses and napkins which were expensed in the 2010 period.

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

Total Other Income (Expenses). We recorded other income of $2,610,465 for the nine months ended March 31, 2010 as compared to other expenses of $1,670,497 for the nine months ended March 31, 2009.

•

For the nine months ended March 31, 2010, we recorded a gain on extinguishment of derivative liabilities of $1,893,310 related to the conversion and repayment of convertible debt as compared to $0 in the 2009 period;

•

For the nine months ended March 31, 2010, we recorded a gain on change in fair value of derivative liabilities of $1,704,654  related to the change in fair value of derivative liabilities associated with warrants and the embedded conversion option on convertible debt;

•

For the nine months ended March 31, 2010, gain on disposal of land use rights and certain property and equipment was $449,528 as described in greater detail in Note 4 to the financial statements included elsewhere in this report. We did not generate any comparable income for the nine months ended March 31, 2009, and

•

For the nine months ended March 31, 2010, we recorded interest income of $1,274,716 attributable the collection of annual payments on the Vocation School and Chemistry College as compared to interest income of $552,877 for the nine months ended March 31, 2009 attributable the collection of annual payments on the Vocation School only.

•

We has an increase in interest expense related to the amortization of non-cash debt discount offset by a decrease in interest expense incurred on our amended and restated 14% convertible secured debenture which was partially paid off during the 2010 period. In connection with the amendment of the Securities Purchase Agreements and related agreements on June 30, 2009, we recorded a discount on the convertible notes of $2,183,000 which we amortized over a nine-month period from July 1, 2009 to March 31, 2010.

Provision for Income Taxes. Total provision for income taxes decreased approximately 51.0% for the nine months ended March 31, 2010 (18.1% of income before income taxes) from the nine months ended March 31, 2009 (35.0% of income before income taxes). The decrease in the provision for income taxes was attributable to a decrease in income before income taxes related to our Chinese operating entities. The decrease in the provision for incomes as a percentage of income before income taxes was attributable to the recording of non-taxable gains from derivative liabilities in 2010 and the effect of our U.S.net losses on our overall effective tax rate.

Net Income. Net income increased approximately 19.5% in the nine months ended March 31, 2010 from the nine months ended March 31, 2009. The increase for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 was due primarily to an increase in interest income, a decrease in income taxes and the recording of gains associated with derivative liabilities offset by a decrease in revenue and related gross profits and the increase in interest expense. This translates to basic earnings per common share of $0.06 and $0.06, and diluted earnings per common share of $0.06 and $0.05, for the nine months ended March 31, 2010 and 2009, respectively.

Comprehensive Income. For the nine months ended March 31, 2010, we reported unrealized gain on foreign currency translation of $38,613 as compared to $93,659 for the nine months ended March 31, 2009 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the Chinese Renminbi.  The accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of operations and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $3,966,098 for the nine months ended March 31, 2010 as compared to comprehensive income of $3,380,774 for the nine months ended March 31, 2009.

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

*     Represents percentage of respective segments total revenues

Net Revenues. For the three months ended March 31, 2010, our overall net revenues increased 30.3% from the three months ended March 31, 2009. The increase in revenues for the three months ended March 31, 2010 as compared the three months ended March 31, 2009 was mainly due to increased activity in construction operations which are summarized as follows:

	For the Three Months Ended March 31, 2010%		For the Three Months Ended March 31, 2009%
Riverbank Garden Community (Buildings 5 to 8 and Phase II)	$—	—	$10,090	0.1
Tian Fu Garden residential project (Phase I and II)	—	—	15,828	0.2
Fu Xing Bath Center	375	0.0	5,536,451	66.1
Lanyu Garden Number 3 residential building	423	0.0	1,132,988	13.5
Ai Bo Garden residential apartment project	(14)	(0.0)	1,681,031	20.1
Jianhe Garden residential project	5,977,284	53.6	—	—
Tuzuoqi Low-rent House project	5,165,408	46.4	—	—
Total construction segment revenues	$11,143,476	100.0	$8,376,388	100.0

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

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel’s restaurant and banquet facilities and hotel operating expenses, except for food and beverage costs which have been included in cost of revenues.  For the three months ended March 31, 2010, other hotel expenses amount to $(26,052) compared to $11,046 for the three months ended March 31, 2009, a decrease of $37, 098 or 335.9%.  The decrease was attributable to the capitalization of low cost items such as chairs, tables and other items aggregating approximately $78,000 in the current quarter that were previously expensed in the prior quarter and reclassified to property and equipment during the current quarter. This decrease in other hotel expenses was offset by an increase in the expensing in the 2010 period such as utensils, napkins, and chair covers of $41,000.  Other hotel operating expenses were (3.5)% of hotel revenues for the three months ended March 31, 2010 as compared to 1.2% for the three months ended March 31, 2009.

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

Total Other Income (Expenses).  Total other income increased approximately 134.7% for the three months ended March 31, 2010 from total other expenses for the three months ended March 31, 2009. The increase is primarily attributable to an increase in interest income related to the receipt of the first annual installment from Chemistry College of approximately $731,000 and a decrease in interest expense related to the amortization of non-cash debt discount and the partial repayment of convertible debt and loans. In connection with the amendment of the Securities Purchase Agreements and related agreements, we recorded a discount on the convertible notes which we must amortize over a 9-month period from July 1, 2009 to March 31, 2010.

Provision for Income Taxes.  Total provision for income taxes increased approximately 106.5% for the three months ended March 31, 2010 from the three months ended March 31, 2009. The increase is attributable to an increase in income before income taxes from our Chinese operations.

Net Income (Loss). Net income increased approximately 1,469.4% from a net loss of $88,080 for the three months ended March 31, 2009 to net income of $1,206,215 for the three months ended March 31, 2010. The increase for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due primarily to an increase in revenue and related gross profits, an increase in interest income, a decrease in interest expenses and a decrease in operating expenses offset by an increase in income taxes. This translates to basic earnings per common share of $0.02 and $(0.00), and diluted earnings per common share of $0.02 and $(0.00), for the three months ended March 31, 2010 and 2009, respectively.

Comprehensive Income (Loss).  For the three months ended March 31, 2010 we reported unrealized gain on foreign currency translation of $4,753 as compared to $29,935 for the three months ended March 31, 2009 which reflects the effect of the declining value of the U.S. dollar.  These gains are non-cash items.  As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the Chinese Renminbi. The accompanying condensed consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our financial statements.  As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $1,210,968 for the three months ended March 31, 2010 as compared to a comprehensive loss of $58,145 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

At March 31, 2010, we had a cash balance of $452,189, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

Our working capital increased $1,663,003 to $4,665,027 at March 31, 2010 from $3,002,024 at June 30, 2009. This increase in working capital is primarily attributable to:

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

•	An increase in advances to suppliers of $123,451,

•	An increase in prepaid expenses of $300,000 attributable to the prepayment of business development and planning services,

•	An increase in construction in progress, current portion, of $1,585,977 attributable to the continuing construction of various real estate projects.,

•	A decrease in loans payable, current portion, of $1,311,792 attributable to the repayment of the loan balances,

•	A decrease in accounts payable of $229,955,

•	A decrease in accrued expenses of $750,150 primarily attributable to the payment of accrued interest on loans,

•	A decrease in taxes payable of $874,919 attributable to a decrease in taxable income.

Offset by:

•	A decrease in other receivable, net of allowance for doubtful accounts, of $1,102,030 attributable to the collection of the related balances.,

•	A decrease in prepaid land use rights for resale of $1,625,708 attributable to the sale of the underlying land use rights,

•	An increase in convertible debt, net of debt discount, current portion, of $409,666,

•	An increase in derivative liabilities of $924,132,

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

Operating Activities

Net cash flow used in operating activities was $531,041 for the nine months ended March 31, 2010 as compared to net cash used in operating activities of $5,644,976 for the nine months ended March 31, 2009, a decrease of $5,113,934.

For the nine months ended March 31, 2010, net cash flow used in operating activities was primarily due to:

•

changes in operating assets and liabilities consisting of an increase in accounts receivable of $2,844,223, an increase in advance to suppliers of $123,167, an increase in construction in progress of $2,724,368, a decrease in accounts payable and accrued expenses of $721,044, and a decrease in taxes payable of $876,846 and the effect of non-cash items such as bad debt recovery of $215,091, a gain from changes in fair value of derivative liabilities of $1,704,654, a gain from debt extinguishment related to derivative liabilities of $1,893,310, and a gain on disposal of land use right of $449,528;

Offset by:

•

net income of $3,927,485 and adjustments to net income for the add back of non-cash items such as depreciation of $583,202, stock-based compensation of $232,500, and interest expense from amortization of debt discount of $2,183,000, and

•

changes in operating assets and liabilities consisting of a decrease in note receivable of $313,995, a decrease in other receivables of $1,182,265 and an increase in advances from customers of $2,601,870.

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

Investing Activities

Net cash flow provided by investing activities was $2,005,386 for the nine months ended March 31, 2010 as compared to net cash provided by investing activities of $3,921,364 for the nine months ended March 31, 2009. For the nine months ended March 31, 2010, cash provided by investing activities consisted of proceeds from sale of land use right of $2,193,710 offset by $188,324 cash used for purchase of property and equipment. For the nine months ended March 31, 2009, cash provided by investing activities consisted of cash provided by repayment of amounts due from related party of $1,689,469 and cash received from the return of deposit on prepaid land use rights of $2,249,295 offset by $17,400 cash used for purchase of property and equipment.

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

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Other Indebtedness *	$3,452,261	$3,108,498	$343,763	$—	$—
Convertible debt	409,666	409,666	—	—	—
Accrued default penalties on convertible debt	168,333	168,333	—	—	—
Interest payments on convertible debt	43,045	43,045	—	—	—
Total Contractual Obligations:	$4,073,305	$3,729,542	$343,763	$—	$—

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

We have a number of significant weaknesses in internal control over financial reporting, including (i) the lack of U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee, and (iv) a lack of segregation of duties within accounting functions.  On September 8, 2010, we determined that we did not properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB ASC 815, which became effective for us on July 1, 2009, and furthermore, we did not properly record the subsequent accounting for the changes in the fair value of the associated liabilities at March 31, 2010.  As a result of the need to restate our March 31, 2010 financials to correct this error, our management has subsequently determined we had an additional weakness in our disclosure controls and procedures at March 31, 2010 related to our failure to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities and our failure to properly record the subsequent accounting for the changes in the fair value of the associated liabilities at March 31, 2010.

These material weaknesses in internal controls over financial reporting which result in material weaknesses in our disclosure controls and procedures have not been remediated as of March 31, 2010. Due to the nature of these material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

The form of Debenture and Warrant Amendment Agreement is filed as Exhibit 10.26 to this report.

Item 6.  Exhibits

10.26	Debenture and Warrant Amendment Agreement dated May 14, 2010 (1)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

(1)   Incorporated by reference to our 10-Q as filed on May 21, 2010

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