Form 10-Q
period 2010-12-31
GOLD HORSE INTERNATIONAL, INC.
filed 2011-02-22
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended December 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,989,459 shares at February 14, 2011.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

•	“first quarter of 2011” refers to the three months ended September 30, 2010 and, “first quarter of 2010” refers to the three months ended September 30, 2009, unless the context otherwise defines.

•	“second quarter of 2011” refers to the three months ended December 31, 2010 and, “second quarter of 2010” refers to the three months ended December 31, 2009, unless the context otherwise defines.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$594,349	$309,996
Accounts receivable, net	11,996,798	7,912,119
Notes receivable on sales type lease - current portion	1,696,005	1,150,333
Inventories, net	61,718	64,007
Prepaid expenses	42,173	210,000
Other receivables, net	111,845	24,969
Cost and estimated earnings in excess of billings	53,251	93,879
Real estate held for sale	200,606	367,009
Deferred tax assets	225,905	267,668
Construction in progress - current portion	14,246,384	—

Total Current Assets	29,229,034	10,399,980

Property and equipment, net	8,630,228	8,727,796
Construction in progress - non-current portion	13,243,443	12,860,646
Notes receivable on sales type lease - non-current portion	15,490,077	15,853,319

Total Assets	$66,592,782	$47,841,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable - current portion	$3,183,702	$3,091,678
Accounts payable	18,463,337	3,522,030
Due to related parties	506,723	230,453
Accrued expenses	755,245	832,597
Taxes payable	1,936,493	2,374,059
Advances from customers	191,152	144,670
Derivative liability	496,538	653,630
Billings in excess of costs and estimated earnings	730	90,205

Total Current Liabilities	25,533,920	10,939,322

Loans payable - net of current portion	317,614	345,152

Total Liabilities	25,851,534	11,284,474

Commitments (Note 18)	—	—

Stockholders' Equity:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.0001 par value; 300,000,000 shares authorized; 1,989,459 and 1,934,878 shares issued and outstanding at December 31, 2010 and June 30, 2010)	199	193
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,346,784	7,127,577
Statutory reserve	2,491,844	2,470,154
Retained earnings	21,001,871	18,213,466
Accumulated other comprehensive income	3,805,236	2,650,563

Total Stockholders' Equity	40,741,248	36,557,267

Total Liabilities and Stockholders' Equity	$66,592,782	$47,841,741

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited) (As Restated)	(Unaudited)	(Unaudited) (As Restated)
NET REVENUES
Construction	$15,400,661	$4,405,892	$24,991,149	$9,596,012
Hotel	724,213	734,809	1,565,475	1,512,829
Real estate	302,400	158,981	713,369	158,981

Total Revenues	16,427,274	5,299,682	27,269,993	11,267,822

COST OF REVENUES
Construction	13,280,141	3,878,214	21,437,820	8,329,680
Hotel	393,607	494,312	909,055	1,008,859
Real estate	241,712	167,050	540,214	167,050

Total Cost of Revenues	13,915,460	4,539,576	22,887,089	9,505,589

GROSS PROFIT	2,511,814	760,106	4,382,904	1,762,233

OPERATING EXPENSES:
Other hotel operating expenses	12,255	76,586	31,960	103,359
Bad debt recovery	(188,120)	(97,564)	(195,612)	(105,555)
Salaries and employee benefits	207,251	198,349	418,610	392,435
Depreciation	197,965	191,532	392,437	385,121
Selling, general and administrative	165,044	102,611	467,734	252,563

Total Operating Expenses	394,395	471,514	1,115,129	1,027,923

INCOME FROM OPERATIONS	2,117,419	288,592	3,267,775	734,310

OTHER INCOME (EXPENSES):
Other income (expense)	58	(27)	6,842	46
Gain on extinguishment of derivative liabilities	—	561,602	—	1,623,209
Gain on change in fair value of derivative liabilities	121,612	1,314,381	157,092	2,002,937
Gain on sale of land use rights and property	—	167	—	449,473
Interest income	431,248	543,092	650,860	543,149
Interest expense	(125,960)	(745,695)	(252,006)	(2,317,076)

Total Other Income	426,958	1,673,520	562,788	2,301,738

INCOME BEFORE PROVISION FOR INCOME TAX	2,544,377	1,962,112	3,830,563	3,036,048

PROVISION FOR INCOME TAXES	648,547	79,632	1,020,468	314,778

NET INCOME	$1,895,830	$1,882,480	$2,810,095	$2,721,270

COMPREHENSIVE INCOME:
Net income	$1,895,830	$1,882,480	$2,810,095	$2,721,270

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	529,724	1,716	1,154,673	33,861

COMPREHENSIVE INCOME	$2,425,554	$1,884,196	$3,964,768	$2,755,131

NET INCOME PER COMMON SHARE:
Basic	$0.97	$1.22	$1.45	$1.88
Diluted	$0.96	$1.22	$1.42	$1.85

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,947,992	1,544,003	1,941,476	1,447,276
Diluted	1,981,696	1,544,003	1,972,611	1,469,458

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,810,095	$2,721,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	392,437	385,121
Stock-based compensation and fees	116,094	57,500
Common stock issued for interest	—	19,085
Bad debt recovery	(195,612)	(105,555)
Interest expense from amortization of debt discount	—	1,931,611
Warrants issued for service	31,188	—
Gain on sale of land use right	—	(449,472)
Gain from debt extinguishment	—	(1,623,209)
Gain on change in fair value of derivative liabilities	(157,092)	(2,002,937)
Changes in assets and liabilities:
Accounts receivable	(3,597,076)	(409,136)
Notes receivable	318,298	158,067
Inventories	4,124	(49,770)
Other receivables	(77,145)	1,176,271
Advance to suppliers	—	(74,053)
Prepaid expenses	169,253	—
Costs and estimated earnings in excess of billings	42,700	6,466
Real estate held for sale	174,377	—
Construction in progress	(14,009,349)	(2,746,228)
Accounts payable and accrued expenses	14,562,314	(2,310,257)
Taxes payable	(450,871)	(1,452,604)
Advances from customers	41,475	2,621,660
Billings in excess of costs and estimated earnings	(90,626)	20,428
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	84,584	(2,125,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of land use right	—	2,193,441
Purchase of property and equipment	(41,033)	(31,820)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(41,033)	2,161,621

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(37,182)	(146,229)
Proceeds from advances from related party	264,928	1,203,780
Repayment of convertible debt	—	(764,050)
NET CASH PROVIDED BY FINANCING ACTIVITIES	227,746	293,501

EFFECT OF EXCHANGE RATE ON CASH	13,056	(459)

NET INCREASE IN CASH & CASH EQUIVALENTS	284,353	328,921

CASH & CASH EQUIVALENTS - beginning of period	309,996	112,134

CASH & CASH EQUIVALENTS - end of period	$594,349	$441,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$219,620	$391,669
Income taxes	$1,105,666	$1,389,002

Non-cash activities:
Common stock issued for prior and future service	$71,931	$248,000
Common stock issued for conversion of convertible debt	$—	$664,784
Common stock issued for accrued interest	$—	$21,830
Reclassification of warrants and conversion options to derivative liabilities	$—	$4,680,179

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Gold Horse Nevada owns 100% of Global Rise International, Limited (“Global Rise”), a Cayman Islands corporation incorporated on May 9, 2007. Through Global Rise, Gold Horse Nevada operates, controls and beneficially owns the construction, hotel and real estate development businesses in China under a series of contractual arrangements (the “Contractual Arrangements”) with Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”), Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) and Inner Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”), (collectively referred to as the “Jin Ma Companies”). Other than the Contractual Arrangements with the Jin Ma Companies, the Company, Gold Horse Nevada nor Global Rise are engaged in any business or operations. The Contractual Arrangements are discussed below.

On October 10, 2007, the Company established Inner Mongolia (Cayman) Technology & Development Ltd. (“IMTD”), a wholly-foreign owned enterprise incorporated in the PRC and wholly-owned subsidiary of Global Rise,

The relationship among the above companies as follows:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

December 31, 2010

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

Financial instruments

The accounting standard governing financial instruments adopted by the Company on July 1, 2009, defines financial instruments and requires fair value disclosures about those instruments. It defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Cash, investments, receivables, payables, short term loans and convertible debt all qualify as financial instruments. Management concluded cash, receivables, payables and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated rates of interest are equivalent to rates currently available.

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

December 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the six months ended December 31, 2010:

Warrant liability
Balance at June 30, 2010	$653,630
Exercise of warrants	—
Change in fair value included in earnings	(157,092)
Balance at December 31, 2010	$496,538

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

At December 31, 2010 and June 30, 2010, the Company’s bank deposits by geographic area were as follows:

	December 31, 2010		June 30, 2010
	(Unaudited)
Country:
United States	$945	0.2%	$1,043	0.3%
China	593,404	99.8%	308,953	99.7%
Total cash and cash equivalents	$594,349	100.0%	$309,996	100.0%

Accounts receivable, notes receivable and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing receivables. The Company periodically reviews its receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2010 and June 30, 2010, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $816,341 and $978,455, respectively, on its total accounts receivable. Management believes that the notes receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required at December 31, 2010 and June 30, 2010.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other receivables are primarily related to advances made to various vendors and other parties in the normal course of business and an allowance was established when those parties are deemed to be unlikely to repay the amounts. At December 31, 2010 and June 30, 2010, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $63,547 and $69,171, respectively. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account. The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the six months ended December 31, 2010 were as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total
Balance – June 30, 2010	$978,455	$69,171	$1,047,626
Reduction in allowance	(191,238)	(7,683)	(198,921)
Foreign currency translation adjustments	29,124	2,059	31,183

Balance – December 31, 2010 (Unaudited)	$816,341	$63,547	$879,888

Net income per common share

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income used for basic and diluted net income per common share	$1,895,830	$1,882,480	$2,810,095	$2,721,270
Weighted average common shares outstanding - basic	1,947,992	1,544,003	1,941,476	1,447,276
Effect of dilutive securities:
Unexercised warrants	33,704	—	31,135	22,182
Convertible debentures	—	—	—	—
Weighted average common shares outstanding - diluted	1,981,696	1,544,003	1,972,611	1,469,458
Net income per common share - basic	$0.97	$1.22	$1.45	$1.88
Net income per common share - diluted	$0.96	$1.22	$1.42	$1.85

For the three and six months ended December 31, 2009, the effect of interest expense and amortization of debt discount on net income used for diluted net income per common share and the effect on the number of weighted average common shares outstanding were deemed anti-dilutive.

The Company's aggregate common stock equivalents at December 31, 2010 and June 30, 2010 include the following:

	December 31, 2010 (Unaudited)	June 30, 2010
Warrants	$204,945	$196,195
Total	$204,945	$196,195

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and variable interest entities is the RMB. For the subsidiaries and variable interest entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transactions in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company. Asset and liability accounts at December 31, 2010 and June 30, 2010 were translated at 6.6118 RMB to $1.00 USD and at 6.8086 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six months ended December 31, 2010 and 2009 were 6.72367 RMB and 6.83857 RMB to $1.00 USD, respectively. In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Advertising

Advertising is expensed as incurred. Advertising expenses for the six months ended December 31, 2010 and 2009 were deemed not material.

Recent accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 – NOTES RECEIVABLE, NET

Notes receivable, which was attributable to the leasing of the Vocational School and Chemistry School pursuant to a sales-type capital lease, is accounted for using the installment method of accounting as well as original note value. In accordance with ASC Topic 360, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value. Management believes that the notes receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required. At December 31, 2010 and June 30, 2010, notes receivable, net consisted of the following:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 2 – NOTES RECEIVABLE, NET (continued)

	December 31, 2010 (Unaudited)	June 30, 2010
Due in 12-month periods ending December 31 and June 30, respectively,
2011	$4,222,718	$2,861,153
2012	2,332,194	2,264,783
2013	2,332,194	2,264,783
2014	1,545,721	2,264,783
2015	1,545,721	1,501,043
Thereafter	23,724,251	24,539,553
Notes receivable – gross	35,702,799	35,696,098
Less: discount on notes receivable	(14,587,223)	(14,808,215)
Less: deferred gain on sale	(3,929,494)	(3,884,231)
	17,186,082	17,003,652
Notes receivable – current portion, net	(1,696,005)	(1,150,333)
Notes receivable – long-term, net	$15,490,077	$15,853,319

NOTE 3 – INVENTORIES

At December 31, 2010 and June 30, 2010, inventories consisted of the following:

	December 31, 2010 (Unaudited)	June 30, 2010

Consumable goods	$61,718	$64,007

	$61,718	$64,007

NOTE 4 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at December 31, 2010 and June 30, 2010 consisted of:

	December 31, 2010 (Unaudited)	June 30, 2010
Costs incurred on uncompleted contracts	$32,701,987	$23,231,942
Estimated earnings	7,490,284	5,325,326
	40,192,271	28,557,268
Less: billings to date	(40,139,750)	(28,553,594)
	$52,521	$3,674

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	December 31, 2010 (Unaudited)	June 30, 2010
Costs and estimated earnings in excess of billings	$53,251	$93,879
Billings in excess of costs and estimated earnings	(730)	(90,205)

	$52,521	$3,674

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2010 and June 30, 2010, property and equipment consist of the following:

	Useful Life	December 31, 2010 (Unaudited)	June 30, 2010

Office equipment	5 – 8 Years	$598,325	$580,827
Machinery and equipment	5 – 15 Years	7,395,067	7,181,316
Vehicles	10 Years	535,865	480,057
Building and building improvements	20 – 40 Years	4,022,421	3,906,155
		12,551,678	12,148,355
Less: accumulated depreciation		(3,921,450)	(3,420,559)
		$8,630,228	$8,727,796

Depreciation of property and equipment is provided using the straight-line method. For the six months ended December 31, 2010 and 2009, depreciation expense amounted to $392,437 and $385,121, respectively.

NOTE 6 – CONSTRUCTION IN PROGRESS

At December 31, 2010 and June 30, 2010, construction in progress consists of the following:

	December 31, 2010 (Unaudited)	June 30, 2010
Prepaid land use rights and buildings built for Procuratorate Housing Estates (located in Yuquan District, Hohhot City, Inner Mongolia)	$912,034	$885,672
Prepaid land use rights and buildings built for Shuian Renjia project	14,246,384	—
Prepaid land use rights for Wusutu Village land – JinWu project	2,500,501	2,428,224
Prepaid land use rights for Fu Xing Ying land – Beiyuan project	9,830,908	9,546,750
Total construction in progress	27,489,827	12,860,646
Less: current portion	(14,246,384)	—
Long term construction in progress	$13,243,443	$12,860,646

NOTE 7 – ACCRUED EXPENSES

At December 31, 2010 and June 30, 2010, accrued expenses consist of the following:

	December 31, 2010 (Unaudited)	June 30, 2010
Accrued interest payable	$274,119	$234,214
Accrued payroll and employees benefit	97,195	152,332
Refundable construction performance deposit	378,112	440,619
Other	5,819	5,432
	$755,245	$832,597

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following at December 31, 2010 and June 30, 2010:

	December 31, 2010 (Unaudited)	June 30, 2010
Loans from various credit unions, due on May 10, 2011 with annual interest of 11.16% and secured by the assets of Jin Ma Hotel.	$2,994,646	$2,908,087

Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured and repaid in October 2010	—	36,718

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	196,618	190,936

Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	37,811	36,718

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	120,996	117,498

Loan from one unrelated individual, due in March 2011 with annual interest of 24% and unsecured.	151,245	146,873
Total loans payable	3,501,316	3,436,830
Less: current portion	(3,183,702)	(3,091,678)
Long term liability	$317,614	$345,152

For the six months ended December 31, 2010 and 2009, interest expense related to these loans amounted to $252,006 and $339,937, respectively. At December 31, 2010, future maturities of debt are as follows:

2011 (current liability)	$3,183,702
2012	$317,614

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes.  These advances are non interest bearing, unsecured and payable on demand.  At December 31, 2010 and June 30, 2010, due to related parties consisted of the following:

Name	Relationship	December 31, 2010 (Unaudited)	June 30, 2010
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$506,723	$230,453

Other

During the six months ended December 31, 2010 and 2009, the Company paid rent of $25,992 and $25,555 to Inner Mongolia Jin Ma Group Ltd., respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

In accordance with the FASB authoritative guidance, the conversion feature of the convertible debt was separated from the host contract and recognized as a derivative instrument. Both the conversion feature of the debt and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of income.  The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the warrants as of December 31, 2010 and June 30, 2010 using a probability-weighted Black-Scholes-Merton option-pricing model using the following assumptions:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 10 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES (continued)

	December 31, 2010	June 30, 2010
Warrants:
Risk-free interest rate	0.61%	1.00%
Expected volatility	153.66%	179.74%
Expected life (in years)	1.92 years	2.42 years
Expected dividend yield	—	—

Fair Value:	$496,538	$653,630

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

As of December 31, 2010 and June 30, 2010, the outstanding numbers of warrant related to the convertible debentures were 196,195. At December 31, 2010 and June 30, 2010, the Company recorded a derivative liability of $496,538 and $653,630, respectively, related to the warrants. When the debentures converted or repaid, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. For the six months ended December 31, 2010 and 2009, gains from the change in fair value of derivative liabilities were $157,092 and $2,002,937, respectively. For the six months ended December 31, 2010 and 2009, gains from the extinguishment of derivative liabilities were $0 and $1,623,209, respectively.

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

At December 31, 2010 and June 30, 2010, taxes payable are as follows:

	December 31, 2010 (Unaudited)	June 30, 2010
Income taxes payable	$491,965	$610,173
Other taxes payable:
- land appreciation tax	1,123,012	1,273,698
- business tax	217,682	395,426
- others	103,834	94,762
Total	$1,936,493	$2,374,059

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

On December 10, 2010, the Company issued an aggregate of 50,000 shares of its common stock to its chief executive officer and its chief financial officer for services rendered by them.  The shares were valued at $3.45 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, the Company recorded compensation expenses of $115,000 and reduced accrued expenses of $57,500.

On December 10, 2010, the Company issued 3,750 shares of its common stock to its five directors for services rendered by them. The shares were valued at $3.45 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company reduced accrued expenses of $12,938.

On December 10, 2010, the Company issued 750 shares of its common stock to a director for services rendered and to be rendered by him. The shares were valued at $3.45 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded compensation expenses of $1,094, reduced accrued expenses of $250 and recorded prepaid expenses of $1,244 which will be amortized over the remaining service period.

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

Warrants:	At grant date
Risk-free interest rate	0.18%
Expected volatility	175.4%
Expected life (in years)	5 years
Expected dividend yield	—
Fair Value:	$ 31,188

Warrant activities for the six months ended December 31, 2010 was summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at June 30, 2010	196,195	$3.25
Granted	8,750	6.00
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2010 (Unaudited)	204,945	$3.37

Warrants exercisable at December 31, 2010	196,195	$3.25

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following table summarizes the Company's stock warrants outstanding at December 31, 2010:

Warrants Outstanding					Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$ 3.20	183,503	$ 3.20	$20,185	1.92 Years	183,503	$ 3.20
$ 4.00	12,692	$ 4.00	$—	1.92 Years	12,692	$ 4.00
$ 6.00	8,750	$ 6.00	$—	4.63 Years	—	$ —
Total	204,945	$ 3.37	$20,185	1.88 Years	196,195	$ 3.22

(1)	The intrinsic value of warrants at December 31, 2010 is the amount by which the market value of the Company’s common stock of $3.31 as of December 31, 2010 exceeds the exercise price of the warrants.

NOTE 13 – SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six months ended December 31, 2010 and 2009, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the three and six months ended December 31, 2010 and 2009 is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Revenues:
Construction	$15,400,661	$4,405,892	$24,991,149	$9,596,012
Real Estate	302,400	158,981	713,369	158,981
Hotel	724,213	734,809	1,565,475	1,512,829
	16,427,274	5,299,682	27,269,993	11,267,822
Depreciation:
Construction	116,507	112,937	230,870	227,990
Real Estate	11,095	10,029	22,007	20,051
Hotel	70,363	68,566	139,560	137,080
	197,965	191,532	392,437	385,121
Interest expense:
Construction	125,960	167,740	252,006	339,937
Other	—	577,955	—	1,977,139
	125,960	745,695	252,006	2,317,076
Net income (loss):
Construction	1,516,549	186,776	2,352,925	789,606
Real Estate	317,091	428,590	482,595	324,800
Hotel	108,021	54,204	216,898	121,200
Other (a)	(45,831)	1,212,910	(242,323)	1,485,664
	$1,895,830	$1,882,480	$2,810,095	$2,721,270

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 13 – SEGMENT INFORMATION (CONTINUED)

	December 31, 2010 (Unaudited)	June 30, 2010
Identifiable long-lived tangible assets at December 31, 2010 and June 30, 2010:
Construction	$6,277,583	$6,283,804
Real Estate	334,570	346,430
Hotel	2,018,075	2,097,562
	$8,630,228	$8,727,796

(a)

The Company does not allocate its general and administrative expenses of its U.S. activities and the fair value changes of its derivative liabilities to its reportable segments, because these activities are managed at a corporate level.

NOTE 14 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the six months ended December 31, 2010.  For the six months ended December 31, 2010, statutory reserve activity is as follows:

Statutory Reserve
Balance – June 30, 2010	$2,470,154
Addition to statutory reserves	21,690
Balance – December 31, 2010 (Unaudited)	$2,491,844

NOTE 15 – MAJOR CUSTOMERS AND VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the six months ended December 31, 2010, three construction projects accounted for 91.6% of the Company’s total revenues. For the six months ended December 31, 2009, three construction projects accounted for 78.3% of the Company’s total revenues. Major customers are summarized as follows:

Project Name	For the Six Months Ended December 31, 2010 (Unaudited)%		For the Six Months Ended December 31, 2009 (Unaudited)%
Lanyu Garden No. 3 residential apartment project	$—	0.0	$3,439,335	30.5
Fu Xing Bath Center project	—	0.0	3,054,560	27.1
Fuhengyuan residential project	2,795,513	10.2	—	0.0
Tiantixingyuan No. 1 – No. 7 project	6,329,129	23.2	—	0.0
Jianhe Garden residential project	$15,869,011	58.2	$2,333,235	20.7

At December 31, 2010, the Company had $9,497,565 of accounts receivable due from its major customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 15 – MAJOR CUSTOMERS AND VENDORS (continued)

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 16 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

	As of December 31, 2010	As of June 30, 2010
	(Unaudited)	(As Restated)
ASSETS
Cash and cash equivalents	$945	$1,043
Prepaid expenses	31,243	210,000
Total Current Assets	32,188	211,043
Investments in subsidiaries at equity	40,468,349	36,261,257
Due from subsidiaries	799,638	849,638
Total Assets	$41,300,175	$37,321,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,333	$48,916
Derivative liabilities	496,538	653,630
Accrued expenses	33,056	62,125
Total Current Liabilities	558,927	764,671
Stockholders' equity:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 1,989,459 and 1,934,878 shares issued and outstanding at December 31, 2010 and June 30, 2010 respectively)	199	193
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,346,784	7,127,577
Statutory reserve	2,491,844	2,470,154
Retained earnings	21,001,871	18,213,466
Other comprehensive income	3,805,236	2,650,563
Total Stockholders' Equity	40,741,248	36,557,267
Total Liabilities and Stockholders' Equity	$41,300,175	$37,321,938

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 16 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
		(As Restated)
REVENUES	$—	$—
OPERATING EXPENSES:
Salaries and employee benefits	145,211	140,374
General and administrative	254,204	22,969
Total Operating Expenses	399,415	163,343
LOSS FROM OPERATIONS	(399,415)	(163,343)

OTHER INCOME (EXPENSES):
Gain on extinguishment of derivative liabilities	—	1,623,209
Gain on change in fair value of derivative liabilities	157,092	2,002,937
Interest expense	—	(1,977,139)
Total Other Income	157,092	1,649,007
GAIN ATTRIBUTABLE TO PARENT ONLY	(242,323)	1,485,664
EQUITY INCOME EARNINGS OF SUBSIDIARIES	3,052,418	1,235,606

NET INCOME	$2,810,095	$2,721,270

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 16 – RESTRICTED NET ASSETS (continued)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,810,095	$2,721,270
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(3,052,418)	(1,235,606)
Common stock issued for services	116,094	57,500
Common stock issued for interest	—	19,085
Interest expense from amortization of debt discount	—	1,931,611
Warrants issued for services	31,188	—
Gain on extinguishment of derivative liabilities	—	(1,623,209)
Gain on change in fair value of derivative liabilities	(157,092)	(2,002,937)
Changes in assets and liabilities:
Prepaid expenses	180,001	—
Accounts payable	(19,583)	(59,783)
Accrued expenses	41,617	(4,592)
NET CASH USED IN OPERATING ACTIVITIES	(50,098)	(196,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from subsidiaries	50,000	922,504
NET CASH PROVIDED BY INVESTING ACTIVITIES	50,000	922,504

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment for convertible debt	—	(764,050)
NET CASH USED IN FINANCING ACTIVITIES	—	(764,050)

NET DECREASE IN CASH	(98)	(38,207)

CASH - beginning of period	1,043	39,956

CASH - end of period	$945	$1,749

NOTE 17 – COMMITMENTS

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of December 31, 2010.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 18 – RESTATEMENT OF INTERIM FINANCIAL RESULTS

The Company’s consolidated financial statements have been restated for the three and six months ended December 31, 2009 to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB Accounting Standards Codification Topic 815 (“ASC 815”), which has been effective for the Company since July 1, 2009, and to record the subsequent accounting for the changes in the fair value of the associated liabilities at December 31, 2009.  Accordingly, the Company’s unaudited interim consolidated balance sheets, statements of income, and statements of cash flows at December 31, 2009 have been restated herein. All the respective restatement adjustments are non-cash in nature and not related to the operations of the Jin Ma Companies.  The Company has discussed the restatement adjustments with its independent registered public accounting firm, Crowe Horwath (HK) CPA Limited. The effect of correcting these errors in the Company’s (a) unaudited consolidated balance sheets at December 31, 2009; (b) unaudited consolidated statements of income for the three and six months ended December 31, 2009; and (c) unaudited consolidated statements of cash flows for the six months ended December 31, 2009 are shown in the tables as follows:

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 18 – RESTATEMENT OF INTERIM FINANCIAL RESULTS (continued)

Consolidated Statement of Income Data	For the Three Months Ended December 31, 2009 (Unaudited)				For the Six Months Ended December 31, 2009 (Unaudited)
	As Filed	Adjustments to Restate	Restated		As Filed	Adjustments to Restate	Restated
Income from Operations	$288,592	—	$288,592		$734,310	—	$734,310

Other Income (Expenses):
Change in fair value of derivative liabilities	—	1,314,381	1,314,381	(d)	—	2,002,937	2,002,937	(d)
Gain from debt extinguishment	—	561,602	561,602	(e)	—	1,623,209	1,623,209	(e)
Gain from s ale of land use rights and property	167	—	167	*	449,473	—	449,473	*
Other income	(27)	—	(27)		46	—	46
Interest income	543,092	—	543,092		543,149	—	543,149
Interest expense	(745,695)	—	(745,695)		(2,317,076)	—	(2,317,076)
Total Other Income (Expenses)	(202,463)	1,875,983	1,673,520		(1,324,408)	3,626,146	2,301,738

Income (Loss) before Provision for Income Taxes	86,129	1,875,983	1,962,112		(590,098)	3,626,146	3,036,048
Provision for Income Taxes	79,632	—	79,632		314,778	—	314,778
Net Income (Loss)	$6,497	$1,875,983	$1,882,480		$(904,876)	$3,626,146	$2,721,270

Comprehensive Income (Loss)	$8,213	$1,875,983	$1,884,196		$(871,016)	$3,626,146	$2,755,131

Net Income (Loss) per Common Share:
Basic	$—	$1.22	$1.22		$(0.63)	$2.51	$1.88
Diluted	$—	$1.22	$1.22		$(0.63)	$2.48	$1.85
Weighted Average Common Shares Outstanding:
Basic	1,544,003		1,544,003		1,447,276		1,447,276
Diluted	1,758,044		1,544,003		1,447,276		1,469,458

(d)	To reflect change in fair value of derivative liabilities
(e)	To reflect extinguishment of conversion feature derivative liability upon conversion of debt to equity
(*)	Gain on sale of land use rights and property has been reclassified from income from operations to other income to conform to the current periods presentation.

Consolidated Statement of Cash Flows	For the Six Months Ended December 31, 2009 (Unaudited)
	As Filed	Adjustments to Restate		Restated
Net Income (Loss)	$(904,876)	$3,626,146		$2,721,270
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	—	(2,002,937)	(d)	(2,002,937)
Gain from debt extinguishment	—	(1,623,209)	(e)	(1,623,209)
Cash Used in Operating Activities	(2,125,742)	—		(2,125,742)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are not engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues.  Pursuant to the requirements of ASC Topic 810, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) and we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this report, the assets and liabilities at December 31, 2010 and June 30, 2010 and the results of operations for the three and six months ended December 31, 2010 and 2009 are primarily those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have developed business and operations which are independent of the Jin Ma Companies, of which there are no assurances, we will in all likelihood be forced to cease our operations.

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

Prior to the time when the Jin Ma Companies financial statements were prepared in accordance with U.S. GAAP, the Jin Ma Companies did not record reserves for uncollectable accounts. Following the Contractual Arrangements, in accordance with U.S. GAAP we initially estimated reserves based solely upon the age of the receivables as a historical basis by which the collectability could be reasonably estimated did not exist. As a basis for accurately estimating the likelihood of collection has been established, the Jin Ma Companies consider a number of factors when determining reserves for uncollectable accounts. We believe that we use a reasonably reliable methodology to estimate the collectability of the Jin Ma Companies receivables. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we should become unable to reasonably estimate the collectability of our receivables, our results of operations could be negatively impacted. At December 31, 2010 and June 30, 2010, we have established, based on a review of our outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $816,341 and $978,455, respectively, on our total accounts receivable. We believe that our notes receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required at December 31, 2010 and June 30, 2010.

Other receivables are primarily related to advances made to various vendors, subcontractors, and other parties in the normal course of business and an allowance was established when those parties were deemed to be unlikely to repay the amounts. At December 31, 2010 and June 30, 2010, we have established, based on a review of our outstanding other receivable balances, an allowance for doubtful accounts in the amount of $63,547 and $69,171, respectively.

Inventories

Inventories, consisting of consumable goods related to our hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

We capitalize as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At December 31, 2010 and June 30, 2010, real estate held for sale amounted to $200,606 and $367,009, respectively.

Advances from customers

Advances from customers at December 31, 2010 and June 30, 2010 of $191,152 and $144,670, respectively, consist of prepayments from third party customers to us for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. We will recognize the deposits as revenue upon transfer of title to the buyer, in compliance with our revenue recognition policy.

Construction in progress

Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale.  Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. As of December 31, 2010 and June 30, 2010, construction in progress amounted to $27,489,827 and $12,860,646, respectively, of which $14,246,384 and $0, respectively, were included in current portion.

Derivative financial instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, we use the Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2010 and June 30, 2010, we had $496,538 and $653,630, respectively, of warrants liability on the balance sheet.

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

In 2007 and 2008, Jin Ma Real Estate entered into agreements to construct new dormitories as follows:

a) In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (the “Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $700,000 per annum. In November 2008, Jin Ma Real Estate completed the construction. Since the agreement did not have a stated interest rate, we used an imputed interest rate of 6.12% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 61,691,138 RMB (approximately $9,000,000). The deferred gain on the sale of the property was approximately $52,000 of which $986 and $914 was recognized in the six months ended December 31, 2010 and 2009, respectively, pursuant to the installment method and was reflected in the accompanying statements of income.

b) In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry School entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Inner Mongolia Chemistry College (the “Chemistry School”) situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate leased the buildings to the Chemistry School for a period of 20 years. The annual lease payments are RMB 10.62 million (approximately $1.55 million) for five years (from fiscal 2010 to fiscal 2014), and the annual lease payment is RMB 5.42 million (approximately $0.79 million) for 15 years (from fiscal 2015 to fiscal 2029). Since the agreement did not have a stated interest rate, we used an imputed interest rate of 5.94% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 84,196,104 RMB (approximately $12 million). The deferred gain on the sale of the property was approximately $3,900,000 of which $68,194 and $0, respectively, was recognized in the six months ended December 31, 2010 and 2009 pursuant to the installment method and was reflected in the accompanying statements of income.

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

As of December 31, 2010, the remaining deferred gains for Vocational School and Chemistry School leases of $50,784 and $3,878,710, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. As of June 30, 2010, the remaining deferred gains for Vocational School and Chemistry School leases of $50,291 and $3,833,940, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

The deferred gains were recognized pursuant to the installment method and are reflected in the accompanying consolidated statements of income follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
Net revenues	$137,948	$158,981	$387,478	$158,981
Cost of sales	136,596	158,067	318,298	158,067
Gross profit recognized	$1,352	$914	$69,180	$914

Jin Ma Real Estate receives annual payments of principal and the related imputed interest from the Vocational School and Chemistry School. During the six months ended December 31, 2010 and 2009, we allocated the payments received as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
Amount applied to principal balance of notes receivable	$137,948	$158,981	$387,478	$158,981

Interest income recognized on consolidated statement of income	431,173	542,920	650,748	542,9200
Total payment received	$569,121	$701,901	$1,038,226	$701,901

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

Foreign currency translation

Our reporting currency is the U.S. dollar. Our functional currency is the U.S. dollar and the functional currency of our China subsidiaries and the VIEs is RMB. For the subsidiaries and VIEs whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the year, assets and liabilities are translated at the unified exchange rate at the end of the year, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Jin Ma Companies revenue transactions are transacted in the functional currency. We do not enter any material transactions in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on our results of operations.

Asset and liability accounts at December 31, 2010 and June 30, 2010 were translated at 6.6118 RMB to $1.00 and at 6.8086 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended December 31, 2010 and 2009 were 6.72367 RMB and 6.83857 RMB to $1.00, respectively. Cash flows from the Jin Ma Companies operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Warranty policy

In accordance with ASC Topic 450, we estimate liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by construction defects and expected material and labor costs to provide warranty replacement products.  The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, claims made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the six months ended December 31, 2010 and 2009 were immaterial.

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU did not have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption

RESULTS OF OPERATIONS

Comparison of Six Months Ended December 31, 2010 and Six Months Ended December 31, 2009.

	For the Six Months Ended December 31,
	2010	% of Total Net Revenues		2009	% of Total Net Revenues
NET REVENUES
Construction	$24,991,149	91.6		$9,596,012	85.2
Hotel	1,565,475	5.7		1,512,829	13.4
Real estate	713,369	2.7		158,981	1.4
Total Revenues	27,269,993	100.0		11,267,822	100.0
COST OF REVENUES
Construction	21,437,820	85.8	*	8,329,680	86.8	*
Hotel	909,055	58.1	*	1,008,859	66.7	*
Real estate	540,214	75.7	*	167,050	105.1	*
Total Cost of Revenues	22,887,089	83.9		9,505,589	84.4
GROSS PROFIT
Construction	3,553,329	14.2	*	1,266,332	13.2	*
Hotel	656,420	41.9	*	503,970	33.3	*
Real estate	173,155	24.3	*	(8,069)	(5.1	)*
Total Gross Profit	$4,382,904	16.1		$1,762,233	15.6

*   Represents percentage of respective segments total net revenues

Net Revenues. For the six months ended December 31, 2010, our overall net revenues increased 142.0% from the six months ended December 31, 2009. The increase in overall net revenues was mainly due to increased activity in our construction and real estate operations caused by an improvement in the real estate market in Hohhot.

For the six months ended December 31, 2010 and 2009, net revenues from construction segment operations are summarized as follows:

Project Name	For the Six Months Ended December 31, 2010	% (*)		For the Six Months Ended December 31, 2009	% (*)
Ai Bo Garden residential apartment project (Phase I and II)	$—	0.0	*	$(117,435)	(1.1	)*
Lanyu Garden project	—	0.0	*	3,439,335	35.8	*
Fu Xing Committee Bath Center project	—	0.0	*	3,054,560	31.8	*
Jianhe Garden residential project	15,869,011	63.5	*	2,333,235	24.3	*
Tuzuoqi Low-rent House project	(2,504)	0.0	*	886,317	9.2	*
Fuhengyuan residential project	2,795,513	11.2	*	—	0.0	*
Tiantixingyuan No. 1 – No. 7 project	6,329,129	25.3	*	—	0.0	*
Total construction segment net revenues	$24,991,149	100.0		$9,596,012	100.0

*   Represents percentage of construction segment net revenues.

At December 31, 2010, the percentage completed for each respective job is as follows:

% Complete
Tuzuoqi Low-rent project	100.0%
Jianhe Garden residential project	100.0%
Fuhengyuan residential project	17.0%
Tiantixingyuan No. 1 – No. 7 residential project	24.1%

As of December 31, 2010, Jin Ma Construction had two uncompleted third party construction projects in progress:

•

the Fuhengyuan residential project, a project consisting of ten residential buildings with a total construction area of 110,129 square meters began in construction in October 2010 with an expected completion date of December 2011 was 17.0% complete at December 31, 2010, and

•

the Tiantixingyuan Housing Project, a project consisting of seven residential buildings with a total construction area of 90,607 square meters began construction at the end of September 2010 and was 24.1% complete at December 31, 2010.

The increase in Jan Ma Construction’s revenue for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 was attributable to a turnaround in the real estate market in Hohhot which occurred in the 2010 period.  At any given time Jin Ma Construction will have a concentration of significant customers depending upon the number and scope of construction projects.  These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. In addition, if Jin Ma Construction does not successfully manage its business so that it has new projects ready to start as current projects are completed its revenues will decline which will materially adversely impact our liquidity and operations in future periods. In addition to the third-party construction projects outlined above, Jin Ma Construction has been acting as general contractor for Jin Ma Real Estate to construct residential real estate development projects as discussed below and Jin Ma Construction is now focusing on acting as general contractor for Jin Ma Real Estate in order to vertically integrate all development processes from construction management to the sale of real estate units to customers.

Net revenues for Jin Ma Hotel’s operations increased 3.5% for the six months ended December 31, 2010 from the six months ended December 31, 2009 primarily due to increased sales at the hotel’s banquet and catering facility. In the six months ended December 31, 2010, the Jin Ma Hotel has seen an increase in visitors to its banquet facility as compared to the six months ended December 31, 2009.

For the six months ended December 31, 2010 and 2009, net revenues from real estate development operations are summarized as follows:

Project Name	For the Six Months Ended December 31, 2010	For the Six Months Ended December 31, 2009
Building 1 to 4 of Procuratorate Housing Estates	$325,891	$—
Inner Mongolia Electrical Vocational Technical School	171,594	158,981
Inner Mongolia Chemistry College	215,884	—

Total real estate segment net revenues	$713,369	$158,981

As a result of the change in 2010 in the focus of Jin Ma Construction from acting as a general contractor for third party projects to building projects for Jin Ma Real Estate, we expected that both the Jin Ma Companies’ revenues and gross profit would be impacted in fiscal 2011.   Jin Ma Construction does not report revenues from work completed for Jin Ma Real Estate. In fiscal 2011, we expected Jin Ma Real Estate’s revenues and gross profits to increase significantly from the sale of real estate units from internally developed projects.  Through the six months ended December 31, 2010 our results reflected these expectations, and we expect this trend to continue during the rest of fiscal 2011.

At December 31, 2010, we have acquired land use rights and/or began developing the following residential projects in cooperation with Jin Ma Construction that acts as the general contractor, an example of projects under the Jin Ma Companies new integrated business model.  The timing of any revenues from those projects is presently undeterminable and while we expect to fully sell out each project, there are no assurances these expectations are correct.  If we sell less than 100% of any project, our estimates of revenues from that project will decline from those set forth below.

	Total construction in progress at December 31, 2010 (Unaudited)
Prepaid land use rights and construction costs for building 6 of the Procuratorate Housing Estates (Jiari Residential Building)	$912,034	(a)
Prepaid land use rights and construction costs for Shuian Renjia project	14,246,384	(b)
Prepaid land use rights for the Jinwu residential project	2,500,501	(c)
Prepaid land use rights for the Beiyuan residential building project	9,830,908	(d)

Total construction in progress	$27,489,827

(a)

Building 6 of the Procuratorate Housing Estates (Jiari Residential Building) is located in Yuquan District, Hohhot City, Inner Mongolia, has a construction area of 38,000 square meters and is expected to be completed in January 2012. The successful sell out of this project is expected to yield revenues of 180 million RMB or $27.7 million.

(b)

The Shuian Renjia residential project is located at the south part of East Xinhua Street in Hohhot, and will consist of two buildings each with 17 floors and a total of 364 apartments. The total development area will be 56,841.2 square meters.  The Shuian Renjia project is expected to be completed by May 2011 and requires a total investment of 140 million RMB or about $22 million. The successful completion of this project is expected to yield revenues of 227 million RMB or $32.9 million.

(c)

The Jinwu residential project will have a construction area of 53,000 square meters and is expected to be completed in December 2012. The successful sell out of this project is expected to yield revenues of 237.5 million RMB or $36.5 million.

(d)

The Beiyuan residential project will have a construction area of 70,000 square meters and is expected to be completed in fiscal 2013. The successful sell out of this project is expected to yield revenues of 250.0 million RMB or $38.5 million.

Jin Ma Real Estate will continue to record revenues from both the Vocational School and the Chemistry School during fiscal 2011 upon collection of the annual payment due.

Cost of Revenues. Overall, cost of revenues as a percentage of net revenues decreased from 84.4% for six months ended December 31, 2009 to 83.9% for the six months ended December 31, 2010. This overall change included the following segment changes:

•

Cost of revenues as a percentage of net revenues from Jin Ma Construction’s operation for the six months ended December 31, 2010 decreased to 85.8% from 86.8% for the six months ended December 31, 2009. The slight decrease was mainly attributable to the slight decrease in construction materials and labor costs. We expect our cost of revenues as a percentage of net revenues from Jin Ma Construction will remain at its current level with minimal increase in the rest of fiscal 2011.

•

Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operations for the six months ended December 31, 2010 decreased to 58.1% from 66.7% for the six months ended December 31, 2009. The decrease in cost of revenues as a percentage of net revenues was primarily attributable to the better management of raw material costs. It expects the cost of revenues as a percentage of net revenues for its hotel operation will remain at its current level in the near future.

•

Cost of revenues for Jin Ma Real Estate’s operation as a percentage of net real estate revenues for the six months ended December 31, 2010 decreased to 75.7% from 105.1% for the six months ended December 31, 2009. In the 2011 period, 24.1% of revenues from our real estate development operations were attributable to the Vocational School, 30.3% of revenues from our real estate development operation were attributable to the Chemistry School, and 45.6% were attributable to the sale of remaining units of real estate held for sale. In the 2010 period, 100% of revenues for our real estate development operation was attributable to the Vocational School and was recognized on the installment method which apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The different revenue mix in the 2011 period had an effect of lowering cost of sales as a percentage of revenues as compared to the 2010 period. We expect gross margins on Jin Ma Real Estate development projects to range from 30% to 40% in future periods.

Gross Profit. Gross profit increased 148.7% for the six months ended December 31, 2010 from the six months ended December 31, 2009. Gross profit margin increased from 15.6% for the six months ended December 31, 2009 to 16.1% for the six months ended December 31, 2010. The increase in gross profit was attributable to an increase in revenues generated from Jin Ma Construction and Jin Ma Real Estate.

Total Operating Expenses. For the six months ended December 31, 2010, overall operating expenses increased 8.5% from the six months ended December 31, 2009. This increase was mainly due to an increase in salaries and employee benefits and an increase in selling, general and administrative expenses offset by a decrease in other hotel operating expenses and an increase in bad debt recovery. We expect that operating expenses will maintain at their current level with minimal increases in the near future.

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel's restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses decreased 69.1% for the six months ended December 31, 2010 from the six months ended December 31, 2009. Other hotel operating expenses were 2.0% of hotel revenues for the six months ended December 31, 2010 as compared to 6.8% for the six months ended December 31, 2009. The decrease in other hotel operating expenses for the six months ended December 31, 2010 is primarily attributable to a decrease in expenditures related to the purchase of low cost items such as plates, glasses which were expensed in the 2010 period, the period these items were put in use.

Bad Debt (Recovery) Expenses. For the six months ended December 31, 2010, bad debt recovery income amounted to $195,612 as compared to bad debt recovery income of $105,555 for the six months ended December 31, 2009, an increase of 85.3% and relates to the collection of aged receivable balances previously written off. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in the Jin Ma Companies existing accounts and other receivables. We periodically review the Jin Ma Companies’ accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Salaries and Employee Benefits. For the six months ended December 31, 2010, salaries and employee benefits increased 6.7% from the six months ended December 31, 2009. This increase is primarily related to the increase in employee salaries. We expect that salaries and employee benefits will remain at the current level with minimal increase in the near future.

Depreciation. For the six months ended December 31, 2010, depreciation increased 1.9% as compared to the six months ended December 31, 2009. This slight increase was primarily due to our newly purchased fixed assets for which we began the depreciation in the six months ended December 31, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of selling, office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. Selling, general and administrative expenses increased 85.2% for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. The increase was primarily attributable to the increase in the amortization of stock-based professional fees for business development and planning of $180,000 in the 2011 period.  We expect to incur similar expenses in future periods.

Total Other Income (Expenses). For the six months ended December 31, 2010, we recorded other income of $562,788 as compared to other income of $2,301,738 in the six months ended December 31, 2009. For the six months ended December 31, 2010 and 2009, other income (expenses) primarily consisted of the following:

•

For the six months ended December 31, 2010, we did not record any gain on extinguishment of derivative liabilities as compared to a gain of $1,623,209 related to the conversion and repayment of convertible debt during the six months ended December 31, 2009;

•

For the six months ended December 31, 2010, we recorded a gain on change in fair value of derivative liabilities of $157,092 related to the change in fair value of derivative liabilities associated with warrants as compared to $2,002,937 related to the change in fair value of derivative liabilities associated with warrants and the embedded conversion option on convertible debt during the six months ended December 31, 2009;

•

For the six months ended December 31, 2010, we did not dispose any assets.   For the six months ended December 31, 2009, Jin Ma Construction recognized a gain from the sale of land use rights and property of $449,473.

•

For the six months ended December 31, 2010, we recorded interest income of $650,860 as compared to interest income of $543,149 in the six months ended December 31, 2009, an increase of $107,711 attributable to the recording of interest income from the collection of the payments from the Chemistry School; and

•

For the six months ended December 31, 2010, we recorded interest expense of $252,006 as compared to $2,317,076 in the six months ended December 31, 2009, a decrease of $2,065,070 or 89.1% which was attributable to a decrease in interest expense from the amortization of debt discount of approximately $1,932,000, a decrease in interest of approximately $95,000 attributable to the repayment of convertible debt, and a decrease in interest of approximately $88,000 from the repayment of loan payable offset by the decrease in interest expenses caused by the write-off of a  penalty of $50,000 in the fiscal 2010 period.

Provision for Income Taxes. Total provision for income taxes increased 224.2% for the six months ended December 31, 2010 (26.6% of income before income taxes) from the six months ended December 31, 2009 (10.4% of income before income taxes). The increase in the provision for income taxes was attributable to an increase in income before income taxes related to our Chinese subsidiaries and VIEs. The increase in the provision for income taxes as a percentage of income before income taxes was attributable to the effect of our U.S. net losses on our overall effective tax rate for the six months ended December 31, 2010 as compared to the effect of our U.S. net gains on our overall effective tax rate for the six months ended December 31, 2009.

Net Income. Net income increased 3.3% for the six months ended December 31, 2010 from the six months ended December 31, 2009. This increase was primarily attributable to an increase in revenues and related gross profits offset by an increase in operating expenses, a decrease in other income and an increase in provision for income taxes as described above. This translates to basic net income per common share of $1.45 and $1.88, and diluted net income per common share of $1.42 and $1.85, for the six months ended December 31, 2010 and 2009, respectively.

Comprehensive Income. For the six months ended December 31, 2010, we reported unrealized gain on foreign currency translation of $1,154,673 as compared to $33,861 for the six months ended December 31, 2009 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the Chinese Renminbi. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $3,964,768 for the six months ended December 31, 2010 as compared to comprehensive gain of $2,755,131 for the six months ended December 31, 2009.

Comparison of Three Months Ended December 31, 2010 and Three Months Ended December 31, 2009.

	For the Three Months Ended December 31,
	2010	% of Total Net Revenues		2009	% of Total Net Revenues
NET REVENUES
Construction	$15,400,661	93.8		$4,405,892	83.1
Hotel	724,213	4.4		734,809	13.9
Real estate	302,400	1.8		158,981	3.0
Total Revenues	16,427,274	100.0		5,299,682	100.0
COST OF SALES
Construction	13,280,141	86.2	*	3,878,214	88.0	*
Hotel	393,607	54.3	*	494,312	67.3	*
Real estate	241,712	79.9	*	167,050	105.1	*
Total Cost of Sales	13,915,460	84.7		4,539,576	85.7
GROSS PROFIT
Construction	2,120,520	13.8	*	527,678	12.0	*
Hotel	330,606	45.7	*	240,497	32.7	*
Real estate	60,688	20.1	*	(8,069)	(5.1	)*
Total Gross Profit	$2,511,814	15.3		$760,106	14.3

*   Represents percentage of respective segments total net revenues

Net Revenues. For the second quarter of 2011, our overall net revenues increased 210.0% from the second quarter of 2010. The increase in revenues was mainly due to increased activity in our construction and real estate operations caused by an improvement in the real estate market in Hohhot.

Net revenues related to Jin Ma Construction by construction project are summarized as follows:

Project Name	For the Three Months Ended December 31, 2010	% (*)		For the Three Months Ended December 31, 2009	% (*)
Fu Xing Bath Center	$—	0.0	*	$917,870	20.8	*
Lanyu Garden Number 3 residential building	—	0.0	*	385,905	8.8	*
Ai Bo Garden residential apartment project	—	0.0	*	(117,435)	(2.7	)*
Jianhe Garden residential project	6,369,104	41.4	*	2,333,235	53.0	*
Tuzuoqi Low-rent House project	(93,085)	(0.6	)*	886,317	20.1	*
Fuhengyuan residential project	2,795,513	18.1	*	—	0.0	*
Tiantixingyuan No. 1 – No. 7 project	6,329,129	41.1	*	—	0.0	*
Total construction segment net revenues	$15,400,661	100.0		$4,405,892	100.0

*   Represents percentage of construction segment net revenues.

The increase in Jan Ma Construction’s revenue for the second quarter of 2011 as compared to the second quarter of 2010 was attributable to the timing of Jin Ma Construction’s business as well as a turnaround in the real estate market in Hohhot which occurred in the second quarter of 2010.

Net revenues for Jin Ma Hotel’s operations decreased 1.4% for second quarter of 2011 from the second quarter of 2010 primarily due to a small decrease in sales at the hotel’s banquet and catering facility. We continue to focus on our marketing efforts to increase traffic to the hotel, to target new tour groups and local traffic to the banquet facilities.

For the three months ended December 31, 2010 and 2009, net revenues from our real estate development operations are summarized as follows:

Project Name	For the Three Months Ended December 31, 2010	For the Three Months Ended December 31, 2009
Building 1 to 4 of Procuratorate Housing Estates	$164,452	$—
Inner Mongolia Electrical Vocational Technical School	136,144	158,981
Inner Mongolia Chemistry College	1,804	—

Total real estate segment net revenues	$302,400	$158,981

Cost of Revenues. Overall, cost of revenues as a percentage of net revenues decreased from 85.7% for the second quarter of 2010 to 84.7% of net revenues for the second quarter of 2011. This overall change included the following segment changes:

•

Cost of revenues as a percentage of net revenues from Jin Ma Construction’s operation for the three months ended December 31, 2010 decreased to 86.2% from 88.0% for the second quarter of 2010. The slight decrease was mainly attributable to the slight decrease in construction materials and labor costs.

•

Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operations for the second quarter of 2011 decreased to 54.3% from 67.3% for the second quarter of 2010. The decrease in cost of sales as a percentage of net revenues was primarily attributable to the better management of raw material costs.

•

Cost of revenues for Jin Ma Real Estate’s operation as a percentage of net real estate revenues for the second quarter of 2011 decreased to 79.9% from 105.1% for the second quarter of 2010. In the second quarter of 2011, 45.0% of revenues for our real estate development operation related to the Vocational School and 0.6% of revenues for our real estate development operation related to the Chemistry School and 54.4% was attributable to the cost of our remaining units of real estate held for sale. In the second quarter of 2010, 100% of revenues for our real estate development operation was attributable to the Vocational School and was recognized on the installment method which apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The different revenue mix in the second quarter of 2011 had an effect of lowering cost of sales as a percentage of revenues as compared to the second quarter of 2010.

Gross Profit. Gross profit increased 230.5% for the second quarter of 2011 from the second quarter of 2010. Gross profit margin increased from 14.3% for the second quarter of 2010 to 15.3% for the second quarter of 2011. The increase in gross profit was attributable to an increase in revenues generated from Jin Ma Construction and Jin Ma Real Estate.

Total Operating Expenses. For the second quarter of 2011, overall operating expenses decreased 16.4% from the second quarter of 2010. This decrease was mainly due to a decrease in other hotel operating expenses, an increase in bad debt recovery offset by an increase in salaries and employee benefits, and an increase in selling, general and administrative expenses.

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel's restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses decreased 84.0% for the second quarter of 2011 from the second quarter of 2010. Other hotel operating expenses were 1.7% of hotel revenues for the second quarter of 2011 as compared to 10.4% for the second quarter of 2010. The decrease in other hotel operating expenses for the second quarter of 2011 is primarily attributable to a decrease in expenditures related to the purchase of low cost items such as plates, glasses which were expensed during the second quarter of 2010, the period these items were put in use.

Bad Debt (Recovery) Expenses. For the second quarter of 2011, bad debt recovery income amounted to $188,120 as compared to bad debt recovery income of $97,564 for the second quarter of 2010, an increase of $90,556 or 92.8% and relates to the collection of aged receivable balances previously written off.

Salaries and Employee Benefits. For the second quarter of 2011, salaries and employee benefits increased 4.5% as compared to  the second quarter of 2010. This slight increase is primarily related to the increase in employee salaries.

Depreciation. For the second quarter of 2011, depreciation increased 3.4% as compared to the second quarter of 2010. This slight increase was primarily due to our newly purchased fixed assets for which we recorded depreciation in the 2011 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 60.8% for the second quarter of 2011 compared to the second quarter of 2010. The increase was primarily attributable to the increase in professional fees paid for business development and planning of $90,000 offset by a decrease in other selling, general and administrative expenses of approximately$28,000.

Total Other Income (Expenses). In the second quarter of 2011, we recorded other income of $426,958 as compared to other income of $1,673,520 in the second quarter of 2010. In the second quarter of 2011 and 2010, other income (expenses) primarily consisted of the following:

•

in the second quarter of 2011, we did not record any gain on extinguishment of derivative liabilities as compared to a gain of $561,602 related to the conversion and repayment of convertible debt in the second quarter of 2010;

•

in the second quarter of 2011, we recorded a gain on change in fair value of derivative liabilities of $121,612 related to the change in fair value of derivative liabilities associated with warrants as compared to $1,314,381 related to the change in fair value of derivative liabilities associated with warrants and the embedded conversion option on convertible debt in the second quarter of 2010;

•

in the second quarter of 2011, we recorded interest income of $431,248 as compared to interest income of $543,092 in the second quarter of 2010, a decrease of $111,844. In the second quarter of 2011, we recorded interest income from the collection of the partial annual payment from the Vocational School while in the second quarter of 2010, we recorded interest income from the collection of the whole annual payment from the Vocational School; and

•

in the second quarter of 2011, we recorded interest expense of $125,960 as compared to $745,695 in the second quarter of 2010, a decrease of $619,735 or 83.1% which was attributable to a decrease in interest expense from the debt discount of approximately $598,000, a decrease in interest of approximately $30,000 from the convertible debt and a decrease in interest of approximately $42,000 from the loan payable offset by the increase in interest expenses caused by the write-off of penalty of $50,000.

Provision for Income Taxes. Total provision for income taxes increased 714.4% in the second quarter of 2011 (25.5% of income before income taxes) from the second quarter of 2010 (4.1% of income before income taxes). The increase in the provision for income taxes was attributable to an increase in income before income taxes related to our Chinese subsidiaries and the VIEs. The increase in the provision for income taxes as a percentage of income before income taxes was attributable to the effect of our U.S. net losses on our overall effective tax rate for the second quarter of 2011 as compared to the effect of our U.S. net gains on our overall effective tax rate for the second quarter of 2010.

Net Income. Net income increased 0.7% for the second quarter of 2011 from the second quarter of 2010. This increase was primarily attributable to an increase in revenues and related gross profits, a decrease in operating expenses offset by a decrease in other income and an increase in provision for income taxes as described above. This translates to basic net income per common share of $0.97 and $1.22, and diluted net income per common share of $0.96 and $1.22, for the three months ended December 31, 2010 and 2009, respectively.

Comprehensive Income. For the second quarter of 2011, we reported unrealized gain on foreign currency translation of $529,724 as compared to $1,716 for the second quarter of 2010 which reflects the effect of the declining value of the U.S. dollar. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $2,425,554 for the second quarter of 2011 as compared to comprehensive income of $1,884,196 for the second quarter of 2010.

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

At December 31, 2010, we had a cash balance of $594,349, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

Our working capital increased by $4,234,456 to $3,695,114 at December 31, 2010 from a working capital deficit balance of $539,342 at June 30, 2010. This increase in working capital is primarily attributable to:

•	An increase in cash and cash equivalents of $284,353,
•	An increase in accounts receivable, net of allowance for doubtful accounts, of $4,084,679,
•	An increase in notes receivable on sales type lease – current portion of $545,672,
•	An increase in other receivables, net of allowance for doubtful accounts, of $86,876,
•	An increase in construction in progress – current portion of $14,246,384,
•	A decrease in accrued expenses of $77,352,
•	A decrease in taxes payable of $437,566,
•	A decrease in derivative liability of $157,092,
•	A decrease in billings in excess of costs and estimated earnings of $89,475,

Offset by:

•	A decrease in prepaid expenses of $167,827,
•	A decrease in cost and estimated earnings in excess of billings of $40,628,
•	A decrease in real estate held for sale of $166,403,
•	A decrease in deferred tax assets of $41,763,
•	An increase in loans payable – current portion of $92,024,
•	An increase in accounts payable of $14,941,307 associated with the increase in construction in progress,
•	An increase in due to related parties of $276,270,
•	An increase in advances from customers of $46,482.

Our balance sheet at December 31, 2010 reflects loans payable to third parties of $3,501,316 due through September 2012 which were working capital loans made to the Jin Ma Companies by third parties. These loans bear annual interest rates ranging from 11.16% to 24% and are due between March 2011 and September 2012. Of this amount, approximately $3.0 million is secured by the assets of the Jin Ma Hotel and the remaining balances are unsecured. These loans generally can be renewed with the respective parties when the loans mature.

The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash flow provided by operations, and from the collection of outstanding accounts and notes receivable balances. Additionally, during the first half of fiscal 2011, the Jin Ma Companies received advances from a company owned by our chief executive officer of approximately $265,000 which was used for working capital purposes.  Upon acquiring land for future developments, the Jin Ma Companies intend to raise funds to develop its projects by the presale of units and by obtaining financing mainly from local banking institutions with which it has done business in the past. We also expect to fund projects through related party advances, from the collection of previous accounts receivable and from progress billings.  We believe that the relationships with these banks are in good standing and that the Jin Ma Companies’ real estate will secure the loans needed. We estimate that the Jin Ma Companies will have sufficient cash flow from operations to satisfy their working capital needs and to fund their operations for the next 12 months from the collection of their outstanding accounts and notes receivable. However, any delay in the collection of the receivables would have an adverse effect on their ability to fund their working capital requirements.  In addition, the PRC central government unexpectedly raised the benchmark interest rate in an effort to address the rapidly growing real estate market and housing price inflation.  While the rise in interest rates will increase the Jin Ma Companies’ borrowing costs, the Jin Ma Companies are unable to anticipate at this time what additional impact, if any, the PRC government’s monetary policies will have on its business.

The Jin Ma Companies have $3.0 million of debt which becomes due by May 2011 and the majority of which is collateralized by the assets of the Jin Ma Hotel. The Jin Ma Companies do not presently have sufficient capital to satisfy this obligation. While the Jin Ma Companies believe they will be able to restructure this debt to extend the due date, if they are unable to do so, or to otherwise refinance the amount, a risk exists that this debt could be foreclosed upon which would deprive the Jin Ma Companies of revenue associated with this company and would materially adversely impact our results of operations in future periods.

We require working capital to pay general and administrative expense, including audit, legal and related fees, associated with our reporting obligations under the Securities Exchange Act of 1934. Other than the management fees which are due us by the Jin Ma Companies, we do not presently have any other source of working capital. At December 31, 2010, we were owed approximately $24.6 million by the Jin Ma Companies. We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during the first half of fiscal 2011, if the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Operating Activities

Net cash flow provided by operating activities was $84,584 for the six months ended December 31, 2010 as compared to net cash used in operating activities of $2,125,742 for the six months ended December 31, 2009, an increase of $2,210,326.

For the six months ended December 31, 2010, net cash flow provided by operating activities was primarily attributable to:

•

net income of $2,810,095 adjusted for the add-back of non-cash items such as depreciation of $392,437, stock-based compensation of $116,094, warrants issued for service of $31,188, and the reduction of net income for non-cash items such as bad debt recovery of $195,612, and a gain on changes in fair value of derivative liabilities of $157,092 and;

•	the receipt of cash from operations from changes in operating assets and liabilities such as:

•	a decrease in notes receivable of $318,298 due to the collections of annual payments due;

•	a decrease in prepaid expenses of $169,253;

•	a decrease in costs and estimated earnings in excess of billings of $42,700;

•	a decrease in real estate held for sale of $174,377 attributable to the sale of units;

•

an increase in accounts payable and accrued expenses of $14,562,314 related to an increase in amounts due to subcontractors which will be paid upon the collection of the related accounts receivable; and

•	an increase in advances from customers of $41,475.

•	offset by the use of cash from changes in operating assets and liabilities such as:

•	an increase in accounts receivable of $3,597,076,

•	an increase in other receivable of $77,145, and

•	an increase in construction in progress of $14,009,349 related primarily to Jin Ma Real Estate’s Shuian Renjia residential project,

•	a decrease in taxes payable of $450,871 primarily related to payments made, and

•	a decrease in billings in excess of costs and estimated earnings of $90,626.

For the six months ended December 31, 2009, net cash flow used in operating activities was primarily due to:

•

the adjustments of non-cash items such as bad debt recovery of $105,555, a gain on sale of land use right of $449,472, a gain from debt extinguishment of $1,623,209 and a gain on change in fair value of derivative liabilities of $2,002,937 and offset by net income of $2,721,270 which was adjusted for the non-cash items such as depreciation of $385,121 and interest expense from amortization of debt discount of $1,931,611; and

•	the use of cash from changes in operating assets and liabilities such as:

•	an increase in accounts receivable of $409,136;

•	an increase in construction in progress of $2,746,228;

•	a decrease in accounts payable and accrued expenses of $2,310,257; and

•	a decrease in taxes payable of $1,452,604 primarily related to payments made;

•	offset by the receipt of cash from changes in operating assets and liabilities such as:

•	a decrease in notes receivable of $158,067;

•	a decrease in other receivables of $1,176,271; and

•	an increase in advances from customers of $2,621,660.

Investing Activities

Net cash flow used in investing activities was $41,033 for the six months ended December 31, 2010 as compared to cash provided by investing activities of $2,161,621 for the six months ended December 31, 2009. For the six months ended December 31, 2010, we spent cash of $41,033 on purchase of property and equipment. For the six months ended December 31, 2009, cash provided by investing activities consisted of proceeds from sale of land use right of $2,193,441 offset by $31,820 cash used for purchase of property and equipment.

Financing Activities

Net cash flow provided by financing activities was $227,746 for the six months ended December 31, 2010 which was attributable to proceeds from advances from related party of $264,928 offset by repayment of loans payable of $37,182. Net cash flow provided by financing activities was $293,501 for the six months ended December 31, 2009 which was attributable to proceeds from advances from related party of $1,203,780 offset by repayment of loan payable of $146,229 and repayment of convertible debt of $764,050.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Jin Ma Real Estate guarantees a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For the six months ended December 31, 2010 and 2009, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

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

The following tables summarize the Jin Ma Companies’ contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Bank and other third-party Indebtedness	$3,501,316	$3,183,702	$317,614	—	—
Total Contractual Obligations:	$3,501,316	$3,183,702	$317,614	—	—

Off-balance Sheet Arrangements

Neither we nor the Jin Ma Companies have entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties other than the guarantee of mortgages for Jin Ma Real Estate’s customers in the normal course of business. For the six months ended December 31, 2010 and 2009, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not incurred any losses related to the guarantee of mortgages. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of disclosure controls and procedures at December 31, 2010 under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Messrs. Yang and Wasserman concluded that because of the continuing material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010.

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

While we have made certain changes in our internal control over financial reporting during the six months ended December 31, 2010 to remediate the weakness associated with the recording of derivative liabilities, we have not remediated the remaining material weaknesses cited at June 30, 2010.  In order to correct these material weaknesses, we have committed to the establishment of effective internal audit functions and the addition of accounting staff at the Jin Ma Companies with the proper expertise.  We will also implement changes to our internal controls to ensure that derivative liabilities are properly recorded in future periods.  We have began our search for additional accounting staff with assistance from recruiters and through referrals, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region in which the Jin Ma Companies conduct operations, we were not able to hire sufficient internal audit resources before the end of December 31, 2010.  However, during fiscal 2011 we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, we enhanced our internal control procedures to ensure that we properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities and properly record the subsequent accounting for the changes in the fair value of the associated liabilities in accordance with U.S. GAAP.  These changes specifically addressed the material weaknesses in our internal control over the recording derivative liabilities.  Other than this change in our internal control over financial reporting, there have been no changes in our internal control over financial reporting during the six months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 10, 2010, we issued an aggregate of 50,000 shares of our common stock to our chief executive officer and our chief financial officer for services rendered by them.  The shares were valued at $3.45 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, we recorded compensation expenses of $115,000 and reduced accrued expenses of $57,500.

On December 10, 2010, we issued 3,750 shares of its common stock to its five directors for services rendered by them. The shares were valued at $3.45 per share based on the fair value on the date of grant. In connection with the issuance of these shares, we reduced accrued expenses of $12,938.

On December 10, 2010, we issued 750 shares of its common stock to a director for services rendered and to be rendered by him. The shares were valued at $3.45 per share based on the fair value on the date of grant. In connection with the issuance of these shares, we recorded compensation expenses of $1,094, reduced accrued expenses of $250 and recorded prepaid expenses of $1,244 which will be amortized over the remaining service period.

These issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that Act,.  Each person to whom the shares were issued was an accredited investor and acquired the shares for investment and not with a view to the sale or distribution and received information concerning us, our business and our financial condition, and the stock certificates bear an investment legend.  No brokerage fees were paid in connection with any of these stock issuances.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

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