Form 10-Q
period 2011-03-31
GOLD HORSE INTERNATIONAL, INC.
filed 2011-05-23
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,989,459 shares at May 23, 2011.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2011

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets:
	As of March 31, 2011 and June 30, 2010	4
	Condensed Consolidated Statements of Income and Comprehensive Income
	For the Three and Nine Months Ended March 31, 2011 and 2010	5
	Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended March 31, 2011 and 2010	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4T.	Controls and Procedures	41

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	(Removed and Reserved)	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

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

Unless specifically set forth to the contrary, when used in this prospectus the terms:

•	“Gold Horse International,” the “Company,” “we,” “us,” “ours,” and similar terms refers to Gold Horse International, Inc., a Florida corporation,

•	“Gold Horse Nevada” refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,

•	“Global Rise” refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,

•	“IMTD” refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,

•	“Jin Ma Real Estate” refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,

•	“Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,

•	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,

•	“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, which are variable interest entities under contractual arrangements with us and whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise; and

•	“first quarter of 2011” refers to the three months ended September 30, 2010 and, “first quarter of 2010” refers to the three months ended September 30, 2009, unless the context otherwise defines.

•	“second quarter of 2011” refers to the three months ended December 31, 2010 and, “second quarter of 2010” refers to the three months ended December 31, 2009, unless the context otherwise defines.

•	“third quarter of 2011” refers to the three months ended March 31, 2011 and, “third quarter of 2010” refers to the three months ended March 31, 2010, unless the context otherwise defines.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$364,047	$309,996
Accounts receivable, net	11,073,753	7,912,119
Notes receivable on sales type lease - current portion	1,637,460	1,150,333
Inventories, net	71,487	64,007
Prepaid expenses	1,757	210,000
Other receivables, net	112,556	24,969
Cost and estimated earnings in excess of billings	91,201	93,879
Real estate held for sale	153,259	367,009
Deferred tax assets	227,338	267,668
Construction in progress - current portion	19,771,345	—

Total Current Assets	33,504,203	10,399,980

Property and equipment, net	8,484,079	8,727,796
Construction in progress - non-current portion	13,327,498	12,860,646
Notes receivable on sales type lease - non-current portion	15,588,392	15,853,319

Total Assets	$70,904,172	$47,841,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loans payable - current portion	$3,203,909	$3,091,678
Accounts payable	22,300,216	3,522,030
Due to related parties	719,675	230,453
Accrued expenses	560,431	832,597
Taxes payable	1,541,174	2,374,059
Advances from customers	201,671	144,670
Derivative liability	191,701	653,630
Billings in excess of costs and estimated earnings	735	90,205

Total Current Liabilities	28,719,512	10,939,322

Loans payable - net of current portion	319,630	345,152

Total Liabilities	29,039,142	11,284,474

Commitments (Note 17)	—	—

Stockholders’ Equity:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.0001 par value; 300,000,000 shares authorized; 1,989,459 and 1,934,878 shares issued and outstanding at March 31, 2011 and June 30, 2010)	199	193
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,346,784	7,127,577
Statutory reserve	2,496,724	2,470,154
Retained earnings	21,868,424	18,213,466
Accumulated other comprehensive income	4,057,585	2,650,563

Total Stockholders’ Equity	41,865,030	36,557,267

Total Liabilities and Stockholders’ Equity	$70,904,172	$47,841,741

See accompanying notes to unaudited consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES
Construction	$7,994,860	$11,143,476	$32,986,009	$20,739,488
Hotel	739,027	749,749	2,304,502	2,262,578
Real estate	193,661	227,917	907,030	386,898

Total Revenues	8,927,548	12,121,142	36,197,541	23,388,964

COST OF REVENUES
Construction	6,851,787	9,559,477	28,289,607	17,889,157
Hotel	414,640	478,135	1,323,695	1,486,994
Real estate	130,334	168,805	670,548	335,855

Total Cost of Revenues	7,396,761	10,206,417	30,283,850	19,712,006

GROSS PROFIT	1,530,787	1,914,725	5,913,691	3,676,958

OPERATING EXPENSES:
Other hotel operating expenses	15,156	(26,052)	47,116	77,307
Bad debt recovery	(1,291)	(109,535)	(196,903)	(215,090)
Salaries and employee benefits	293,197	290,845	711,807	683,280
Depreciation	200,224	198,081	592,661	583,202
Selling, general and administrative	97,549	113,126	565,283	365,689

Total Operating Expenses	604,835	466,465	1,719,964	1,494,388

INCOME FROM OPERATIONS	925,952	1,448,260	4,193,727	2,182,570

OTHER INCOME (EXPENSES):
Other income (expense)	(38)	—	6,804	—
Gain on extinguishment of derivative liabilities	—	270,101	—	1,893,310
Gain on change in fair value of derivative liabilities	304,837	(298,283)	461,929	1,704,654
Gain on sale of land use rights and property	—	55	—	449,528
Interest income	54,462	731,521	705,322	1,274,716
Interest expense	(125,722)	(394,667)	(377,728)	(2,711,743)

Total Other Income	233,539	308,727	796,327	2,610,465

INCOME BEFORE PROVISION FOR INCOME TAX	1,159,491	1,756,987	4,990,054	4,793,035

PROVISION FOR INCOME TAXES	288,058	550,772	1,308,526	865,550

NET INCOME	$871,433	$1,206,215	$3,681,528	$3,927,485

COMPREHENSIVE INCOME:
Net income	$871,433	$1,206,215	$3,681,528	$3,927,485

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	252,349	4,753	1,407,022	38,613

COMPREHENSIVE INCOME	$1,123,782	$1,210,968	$5,088,550	$3,966,098

NET INCOME PER COMMON SHARE:
Basic	$0.44	$0.71	$1.88	$2.57
Diluted	$0.44	$0.70	$1.86	$2.54

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,989,459	1,702,336	1,957,237	1,531,055
Diluted	1,989,459	1,711,679	1,977,994	1,548,957

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,681,528	$3,927,485
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	592,661	583,202
Stock-based compensation and fees	116,716	232,500
Common stock issued for interest	—	28,039
Bad debt recovery	(196,903)	(215,091)
Interest expense from amortization of debt discount	—	2,183,000
Warrants issued for service	31,188	—
Gain on sale of land use right	—	(449,528)
Gain from debt extinguishment	—	(1,893,310)
Gain on change in fair value of derivative liabilities	(461,929)	(1,704,654)
Changes in assets and liabilities:
Accounts receivable	(2,638,012)	(2,844,223)
Notes receivable	388,573	313,995
Inventories	(5,072)	(23,839)
Other receivables	(77,655)	1,182,265
Advance to suppliers	—	(123,167)
Prepaid expenses	208,882	—
Costs and estimated earnings in excess of billings	5,986	(35,228)
Real estate held for sale	223,351	—
Construction in progress	(19,447,318)	(2,724,368)
Accounts payable and accrued expenses	18,121,600	(721,044)
Taxes payable	(854,777)	(876,846)
Advances from customers	50,901	2,601,870
Billings in excess of costs and estimated earnings	(91,225)	27,901
NET CASH USED IN OPERATING ACTIVITIES	(351,505)	(531,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of land use right	—	2,193,710
Purchase of property and equipment	(41,304)	(188,324)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(41,304)	2,005,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(37,428)	(1,353,666)
Proceeds from advances from related party	472,976	1,203,928
Repayment of convertible debt	—	(983,550)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	435,548	(1,133,288)

EFFECT OF EXCHANGE RATE ON CASH	11,312	(1,002)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,051	340,055

CASH AND CASH EQUIVALENTS - beginning of period	309,996	112,134

CASH AND CASH EQUIVALENTS - end of period	$364,047	$452,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$320,314	$869,718
Income taxes	$1,682,059	$1,391,109

Non-cash activities:
Common stock issued for prior and future service	$71,309	$548,000
Common stock issued for conversion of convertible debt	$—	$789,784
Common stock issued for accrued interest	$—	$21,830
Reclassification of warrants and conversion options to derivative liabilities	$—	$4,680,179

See accompanying notes to unaudited consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

March 31, 2011

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

March 31, 2011

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

Principle of consolidation

Pursuant to the Financial Accounting Standards Board Accounting Codification (ASC) Topic 810, the Company is required to include in its consolidated financial statements the financial statements of its variable interest entities (“VIEs”). ASC Topic 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity.

The Jin Ma Companies are considered VIEs, and the Company is the primary beneficiary. On June 29, 2007, the Company entered into the Contractual Arrangements with the Jin Ma Companies pursuant to which the Company is to receive 100% of the Jin Ma Companies net income. In accordance with these agreements, the Jin Ma Companies are to pay consulting fees equal to 100% of their net income to the Company’s wholly-owned subsidiary, Global Rise, and Global Rise shall supply the technology and administrative services needed to service the Jin Ma Companies.

The accounts of the Jin Ma Companies are consolidated in the accompanying financial statements pursuant to ASC Topic 810. As a VIE, the Jin Ma Companies net revenues are included in the Company’s total net revenues, their income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Jin Ma Companies net income. There is no non-controlling interest in net income and accordingly, no net income is subtracted in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company has pecuniary interest in the Jin Ma Companies that requires consolidation of the Jin Ma Companies financial statements with its financial statements.

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

March 31, 2011

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the nine months ended March 31, 2011:

Warrant liability
Balance at June 30, 2010	$653,630
Exercise of warrants	-
Change in fair value included in earnings	(461,929)
Balance at March 31, 2011	$191,701

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

At March 31, 2011 and June 30, 2010, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $821,522 and $978,455, respectively, on its total accounts receivable. Management believes that the notes receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required at March 31, 2011 and June 30, 2010.

Other receivables are primarily related to advances made to various vendors and other parties in the normal course of business and an allowance was established when those parties are deemed to be unlikely to repay the amounts. At March 31, 2011 and June 30, 2010, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $63,950 and $69,171, respectively. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account. The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the nine months ended March 31, 2011 were as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total
Balance – June 30, 2010	$978,455	$69,171	$1,047,626
Reduction in allowance	(189,298)	(7,605)	(196,903)
Foreign currency translation adjustments	32,365	2,384	34,749

Balance – March 31, 2011 (Unaudited)	$821,522	$63,950	$885,472

Inventories

Inventories, consisting of consumable goods related to the Company’s hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At March 31, 2011 and June 30, 2010, real estate held for sale amounted to $153,259 and $367,009, respectively.

Construction in progress

Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expense capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. Construction in progress are classified in the balance sheets as current or non-current based on whether or not the sale of units of respective projects are expected to take place within 12 months of the balance sheet date. As of March 31, 2011 and June 30, 2010, construction in progress amounted to $33,098,843 and $12,860,646, respectively, of which $19,771,345 and $0, respectively, were included in current portion.

Advances from customers

Advances from customers at March 31, 2011 and June 30, 2010 of $201,671 and $144,670, respectively, consist of prepayments from third party customers to us for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company recognizes the deposits as revenue upon transfer of title to the buyer, in compliance with the Company’s revenue recognition policy.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2011 and June 30, 2010, the Company had $191,701 and $653,630, respectively, of warrants liability on the balance sheet.

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

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (Continued)

In 2007 and 2008, Jin Ma Real Estate entered into agreements to construct new dormitories as follows:

a) In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (the “Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of 4,800,000 RMB or approximately $730,000 per annum. In November 2008, Jin Ma Real Estate completed the construction. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 6.12% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 61,691,138 RMB (approximately $9,000,000). The deferred gain on the sale of the property was approximately $52,000 of which $993 and $914 was recognized in the nine months ended March 31, 2011 and 2010, respectively, pursuant to the installment method and was reflected in the accompanying statements of income.

b) In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry School entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Inner Mongolia Chemistry College (the “Chemistry School”) situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate leased the buildings to the Chemistry School for a period of 20 years. The annual lease payments are RMB 10.62 million (approximately $1.55 million) for five years (from fiscal 2010 to fiscal 2014), and the annual lease payment is RMB 5.42 million (approximately $0.79 million) for 15 years (from fiscal 2015 to fiscal 2029). Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 5.94% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of 84,196,104 RMB (approximately $12 million). The deferred gain on the sale of the property was approximately $3,900,000 of which $100,122 and $71,989, respectively, was recognized in the nine months ended March 31, 2011 and 2010 pursuant to the installment method and was reflected in the accompanying statements of income.

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

As of March 31, 2011, the remaining deferred gains for Vocational School and Chemistry School leases of $51,107 and $3,871,325, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. As of June 30, 2010, the remaining deferred gains for Vocational School and Chemistry School leases of $50,291 and $3,833,940, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

The deferred gains were recognized pursuant to the installment method and are reflected in the accompanying consolidated statements of income follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
Net revenues	$102,210	$227,955	$489,688	$386,936
Cost of sales	70,275	155,966	388,573	314,033
Gross profit recognized	$31,935	$71,989	$101,115	$72,903

Jin Ma Real Estate receives annual payments of principal and the related imputed interest from the Vocational School and Chemistry School. During the nine months ended March 31, 2011 and 2010, the Company allocated the payments received as follows:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (Continued)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
Amount applied to principal balance of notes receivable	$102,210	$227,917	$489,688	$386,898

Interest income recognized on consolidated statement of income	54,354	731,486	705,102	1,274,406
Total payment received	$156,564	$959,403	$1,194,790	$1,661,304

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the nine months ended March 31, 2011 and 2010 were deemed not material.

Warranty policy

In accordance with ASC Topic 450, the Company estimates liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by construction defects and expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, claims made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the nine months ended March 31, 2011 and 2010 were immaterial.

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

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of credit risk (Continued)

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts and notes receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts and notes receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At March 31, 2011 and June 30, 2010, the Company’s bank deposits by geographic area were as follows:

	March 31, 2011		June 30, 2010
	(Unaudited)
Country:
United States	$4,818	1.3%	$1,043	0.3%
China	359,229	98.7%	308,953	99.7%
Total cash and cash equivalents	$364,047	100.0%	$309,996	100.0%

Net income per common share

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net income used for basic and diluted net income per common share	$871,433	$1,206,215	$3,681,528	$3,927,485

Weighted average common shares outstanding - basic	1,989,459	1,702,336	1,957,237	1,531,055
Effect of dilutive securities:
Unexercised warrants	—	9,343	20,757	17,902

Weighted average common shares outstanding - diluted	1,989,459	1,711,679	1,977,994	1,548,957

Net income per common share - basic	$0.44	$0.71	$1.88	$2.57

Net income per common share - diluted	$0.44	$0.70	$1.86	$2.54

The diluted earnings per share calculation for the three and nine months ended March 31, 2010 did not include the effect of convertible debentures because their effect was anti-dilutive.

The Company's aggregate common stock equivalents at March 31, 2011 and June 30, 2010 include the following:

	March 31, 2011 (Unaudited)	June 30, 2010
Warrants	204,945	196,195
Total	204,945	196,195

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and variable interest entities is the RMB. For the subsidiaries and variable interest entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transactions in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company. Asset and liability accounts at March 31, 2011 and June 30, 2010 were translated at 6.5701 RMB to $1.00 USD and at 6.8086 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the nine months ended March 31, 2011 and 2010 were 6.67957 RMB and 6.83773 RMB to $1.00 USD, respectively. In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As the Company does not have any significant intangible assets, the impact of adopting this update will not be material on the Company’s consolidated results of operations and financial position.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As the Company has not entered into any business combinations since July 1, 2010, the adoption of this update will not have any material impact on the Company’s financial statement disclosures. However, if the Company enters into material business combinations in the future, the adoption of this update may have significant impact on the Company’s financial statement disclosures.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption within those annual periods. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 – NOTES RECEIVABLE, NET

Notes receivable, which are attributable to the leasing of the Vocational School and Chemistry School pursuant to a sales-type capital lease, are accounted for using the installment method of accounting as well as original note value. In accordance with ASC Topic 360, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value. Management believes that the notes receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required. At March 31, 2011 and June 30, 2010, notes receivable, net consisted of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)
Due in 12-month periods ending March 31 and June 30, respectively, 2011 ($1,750,318 and $596,371 overdue as of March 31, 2011 and June 30, 2010, respectively)	$1,750,318	$2,861,153
2012	2,346,996	2,264,783
2013	2,346,996	2,264,783
2014	2,346,996	2,264,783
2015	1,555,532	1,501,043
Thereafter	25,430,360	24,539,553
Notes receivable – gross	35,777,198	35,696,098
Less: discount on notes receivable	(14,628,914)	(14,808,215)
Less: deferred gain on sale	(3,922,432)	(3,884,231)
	17,225,852	17,003,652
Less: Allowance for doubtful accounts	—	—
	17,225,852	17,003,652
Notes receivable – current portion, net	(1,637,460)	(1,150,333)
Notes receivable – long-term, net	$15,588,392	$15,853,319

Based on the Company’s assessment of collectability, there has been no allowance for doubtful accounts for notes receivable provided as of March 31, 2011 and June 30, 2010.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 3 - INVENTORIES

At March 31, 2011 and June 30, 2010, inventories consisted of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)

Consumable goods	$71,487	$64,007

	$71,487	$64,007

NOTE 4 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at March 31, 2011 and June 30, 2010 consisted of:

	March 31, 2011	June 30, 2010
	(Unaudited)
Costs incurred on uncompleted contracts	$39,376,570	$23,231,942
Estimated earnings	9,031,122	5,325,326
	48,407,692	28,557,268
Less: billings to date	(48,317,226)	(28,553,594)
	$90,466	$3,674

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	March 31, 2011	June 30, 2010
	(Unaudited )
Costs and estimated earnings in excess of billings	$91,201	$93,879
Billings in excess of costs and estimated earnings	(735)	(90,205)

	$90,466	$3,674

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2011 and June 30, 2010, property and equipment consist of the following:

		March 31, 2011	June 30, 2010
	Useful Life	(Unaudited )
Office equipment	5-8 Years	$602,122	$580,827
Machinery and equipment	5-15 Years	7,442,003	7,181,316
Vehicles	10 Years	539,266	480,057
Building and building improvements	20 – 40 Years	4,047,952	3,906,155
		12,631,343	12,148,355
Less: accumulated depreciation		(4,147,264)	(3,420,559)
		$8,484,079	$8,727,796

Depreciation of property and equipment is provided using the straight-line method. For the nine months ended March 31, 2011 and 2010, depreciation expense amounted to $592,661 and $583,202, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 6 – CONSTRUCTION IN PROGRESS

At March 31, 2011 and June 30, 2010, construction in progress consists of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)
Prepaid land use rights and buildings built for Procuratorate Housing Estates (located in Yuquan District, Hohhot City, Inner Mongolia)	$917,823	$885,672
Prepaid land use rights and buildings built for Shuian Renjia project	19,771,345	—
Prepaid land use rights for Wusutu Village land – JinWu project	2,516,371	2,428,224
Prepaid land use rights for Fu Xing Ying land – Beiyuan project	9,893,304	9,546,750

Total construction in progress	33,098,843	12,860,646

Less: current portion	(19,771,345)	—

Long term construction in progress	$13,327,498	$12,860,646

Construction in progress are classified in the balance sheets as current or non-current based on whether or not the sale of units of respective projects are expected to take place within 12 months of the balance sheet date.

NOTE 7 – ACCRUED EXPENSES

At March 31, 2011 and June 30, 2010, accrued expenses consist of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)
Accrued interest payable	$301,086	$234,214
Accrued payroll and employees benefit	53,021	152,332
Refundable construction performance deposit	149,161	440,619
Other	57,163	5,432
	$560,431	$832,597

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following at March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
	(Unaudited)
Loans from various credit unions, due on May 10, 2011 with annual interest of 13.92% and secured by the assets of Jin Ma Hotel (1)	$3,013,653	$2,908,087
Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured and repaid in October 2010	—	36,718
Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	197,866	190,936
Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured	38,051	36,718
Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	121,764	117,498
Loan from one unrelated individual, due in March 2012 with annual interest of 24% and unsecured.	152,205	146,873

Total loans payable	3,523,539	3,436,830

Less: current portion	(3,203,909)	(3,091,678)

Long term liability	$319,630	$345,152

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 8 – LOANS PAYABLE (CONTINUED)

(1):    The Company did not repay the loan on due date and the Company is negotiating with the credit union to extend the loan for another year.

For the nine months ended March 31, 2011 and 2010, interest expense related to these loans amounted to $377,728 and $460,852, respectively. At March 31, 2011, future maturities of debt are as follows:

2012 (current liability)	$3,203,909
2013	$319,630

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes.  These advances are non interest bearing, unsecured and payable on demand.  At March 31, 2011 and June 30, 2010, due to related parties consisted of the following:

		March 31, 2011	June 30, 2010
Name	Relationship	(Unaudited)
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$719,675	$230,453

Other

During the nine months ended March 31, 2011 and 2010, the Company paid rent of $39,245 and $38,338 to Inner Mongolia Jin Ma Group Ltd., respectively.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 10 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES (CONTINUED)

On May 14, 2010, the Company entered into a further Debenture and Warrant Amendment Agreement with the remaining debenture holders which:

•	waived all existing defaults under the June 2009 Amendment and the debentures,
•	reduced the conversion price of the 14% secured convertible debentures and the exercise price of 238,009 warrants to $3.20 per share,
•	converted all remaining principal amount of $409,667, all accrued interest due under the 14% secured convertible debentures of $48,074 together with the penalties owed the debenture holders of $168,333 into 195,648 shares of the Company’s common stock,
•	contained an agreement by the debenture holder that individually they would not sell any shares of our common stock acquired upon the conversion of the 14% debentures or the exercise of the warrants in an amount which was more than 7% of the daily trading volume of the Company’s common stock on any given day for a one year period,
•	The Company agreed not to issue shares of Common Stock at a price, or options, warrants or convertible securities with an exercise or conversion price that is less than the conversion price of the then outstanding convertible debt or the exercise price of the then outstanding warrants, as the case may be, with the intent of eliminating the provisions for a reduction in the exercise price of the warrants in the event that the Company issues stock at a price which is less than the exercise price of the warrants.

During the year ended June 30, 2010, Company repaid all of its convertible debt by issuing 325,467 shares of its common stock for the principal balance of $1,199,450 and repaid the remaining principal balance of $983,550 using cash.

In accordance with the FASB authoritative guidance, the conversion feature of the convertible debt was separated from the host contract and recognized as a derivative instrument. Both the conversion feature of the debt and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of income. The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the warrants as of March 31, 2011 and June 30, 2010 using a probability-weighted Black-Scholes-Merton option-pricing model using the following assumptions:

	March 31, 2011	June 30, 2010
Warrants:
Risk-free interest rate	0.80%	1.00%
Expected volatility	149.87%	179.74%
Expected life (in years)	1.67 years	2.42 years
Expected dividend yield	—	—

Fair Value:	$191,701	$653,630

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

As of March 31, 2011 and June 30, 2010, the outstanding numbers of warrants related to the convertible debentures were 196,195. At March 31, 2011 and June 30, 2010, the Company recorded a derivative liability of $191,701 and $653,630, respectively, related to the warrants. When the debentures converted or repaid, the derivative liability was extinguished and a gain on extinguishment of the derivative was recorded. For the nine months ended March 31, 2011 and 2010, gains from the change in fair value of derivative liabilities were $461,929 and $1,704,654, respectively. For the nine months ended March 31, 2011 and 2010, gains from the extinguishment of derivative liabilities were $0 and $1,893,310, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

At March 31, 2011 and June 30, 2010, taxes payable are as follows:

	March 31, 2011	June 30, 2010
	(Unaudited)
Income taxes payable	$202,519	$610,173
Other taxes payable:
- land appreciation tax	1,117,056	1,273,698
- business tax	139,565	395,426
- others	82,034	94,762
Total	$1,541,174	$2,374,059

As of March 31, 2011 and June 30, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months and nine months ended March 31, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of March 31, 2011 and June 30, 2010.

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

On December 10, 2010, the Company issued 750 shares of its common stock to a director for services rendered and to be rendered by him. The shares were valued at $3.45 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded compensation expenses of $1,716, reduced accrued expenses of $250 and recorded prepaid expenses of $621 which will be amortized over the remaining service period.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

Warrants:	At grant date
Risk-free interest rate	0.18%
Expected volatility	175.4%
Expected life (in years)	5 years
Expected dividend yield	—
Fair Value:	$31,188

Warrant activities for the nine months ended March 31, 2011 were summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at June 30, 2010	196,195	$3.25
Granted	8,750	6.00
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2011 (Unaudited)	204,945	$3.37

Warrants exercisable at March 31, 2011	196,195	$3.25

The following table summarizes the Company's stock warrants outstanding at March 31, 2011:

Warrants Outstanding					Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$3.20	183,503	$3.20	$—	1.67 Years	183,503	$3.20
$4.00	12,692	$4.00	$—	1.67 Years	12,692	$4.00
$6.00	8,750	$6.00	$—	4.39 Years	—	$—
Total	204,945	$3.37	$—	1.79 Years	196,195	$3.25

(1)	The intrinsic value of warrants at March 31, 2011 is zero since the market value of the Company’s common stock of $1.60 as of March 31, 2011 is lower than the exercise price of the warrants.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 13 – SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the nine months ended March 31, 2011 and 2010, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the three and nine months ended March 31, 2011 and 2010 is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Revenues:
Construction	$7,994,860	$11,143,476	$32,986,009	$20,739,488
Real Estate	193,661	227,917	907,030	386,898
Hotel	739,027	749,749	2,304,502	2,262,578
	8,927,548	12,121,142	36,197,541	23,388,964
Depreciation:
Construction	117,830	112,996	348,700	340,986
Real Estate	11,232	10,776	33,239	30,827
Hotel	71,162	74,309	210,722	211,389
	200,224	198,081	592,661	583,202
Interest expense:
Construction	125,722	120,915	377,728	460,852
Other	—	273,752	—	2,250,891
	125,722	394,667	377,728	2,711,743
Net income (loss):
Construction	595,024	988,505	2,947,949	1,778,111
Real Estate	29,842	515,785	512,437	840,585
Hotel	48,806	144,869	265,704	266,069
Other (a)	197,761	(442,944)	(44,562)	1,042,720
	$871,433	$1,206,215	$3,681,528	$3,927,485

	March 31, 2011	June 30, 2010
	(Unaudited)
Identifiable long-lived tangible assets at March 31, 2011 and June 30, 2010:
Construction	$6,199,184	$6,283,804
Real Estate	325,423	346,430
Hotel	1,959,472	2,097,562
	$8,484,079	$8,727,796

(a)	The Company does not allocate its general and administrative expenses of its U.S. activities and the fair value changes of its derivative liabilities to its reportable segments, because these activities are managed at a corporate level.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 14 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the nine months ended March 31, 2011. For the nine months ended March 31, 2011, statutory reserve activity is as follows:

Statutory Reserve
Balance – June 30, 2010	$2,470,154
Addition to statutory reserves	26,570
Balance – March 31, 2011 (Unaudited)	$2,496,724

NOTE 15 – MAJOR CUSTOMERS AND VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customers depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the nine months ended March 31, 2011, three construction projects accounted for 91.1% of the Company’s total revenues. For the nine months ended March 31, 2010, four construction projects accounted for 89.2% of the Company’s total revenues. Major customers are summarized as follows:

Project Name	For the Nine Months Ended March 31, 2011 (Unaudited)%		For the Nine Months Ended March 31, 2010 (Unaudited)%
Lanyu Garden No. 3 residential apartment project	$—	0.0	$3,439,758	14.7
Fu Xing Bath Center project	—	0.0	3,054,935	13.1
Fuhengyuan residential project	5,791,319	16.0	—	0.0
Tiantixingyuan No. 1 – No. 7 project	11,223,429	31.0	—	0.0
Jianhe Garden residential project	15,973,781	44.1	8,310,519	35.5
Tuzuoqi (Chasuqi) Low-rent House project	—	—	6,051,725	25.9

At March 31, 2011, the Company had $8,622,243 of accounts receivable due from its major customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in the Company’s results of operations, liquidity and cash flows.

The Company uses five to seven subcontractors to perform its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services.

NOTE 16 – RESTRICTED NET ASSETS

Schedule I of Article 5-04 of Regulation S-X requires that the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant's proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 16 – RESTRICTED NET ASSETS (CONTINUED)

The parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Gold Horse International, Inc. exceed 25% of the consolidated net assets of Gold Horse International, Inc. The ability of the Company’s Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion all of the Company’s operations and revenues are conducted and generated in China through the Jin Ma Companies, all of the Company’s revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

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

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

	As of March 31, 2011	As of June 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,818	$1,043
Prepaid expenses	621	210,000
Total Current Assets	5,439	211,043
Investments in subsidiaries at equity	41,394,369	36,261,257
Due from subsidiaries	749,638	849,638
Total Assets	$42,149,446	$37,321,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,027	$48,916
Derivative liabilities	191,701	653,630
Accrued expenses	75,688	62,125
Total Current Liabilities	284,416	764,671
Stockholders' equity:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 1,989,459 and 1,934,878 shares issued and outstanding at March 31, 2011 and June 30, 2010 respectively)	199	193
Non-controlling interest in variable interest entities	6,095,314	6,095,314
Additional paid-in capital	7,346,784	7,127,577
Statutory reserve	2,496,724	2,470,154
Retained earnings	21,868,424	18,213,466
Other comprehensive income	4,057,585	2,650,563
Total Stockholders' Equity	41,865,030	36,557,267
Total Liabilities and Stockholders' Equity	$42,149,446	$37,321,938

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 16 – RESTRICTED NET ASSETS (CONTINUED)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Nine Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

REVENUES	$—	$—
OPERATING EXPENSES:
Salaries and employee benefits	217,633	214,125
General and administrative	288,858	90,228
Total Operating Expenses	506,491	304,353
LOSS FROM OPERATIONS	(506,491)	(304,353)

OTHER INCOME (EXPENSES):
Gain on extinguishment of derivative liabilities	—	1,893,310
Gain on change in fair value of derivative liabilities	461,929	1,704,654
Interest expense	—	(2,250,891)
Total Other Income	461,929	1,347,073
(LOSS) GAIN ATTRIBUTABLE TO PARENT ONLY	(44,562)	1,042,720
EQUITY INCOME EARNINGS OF SUBSIDIARIES	3,726,090	2,884,765

NET INCOME	$3,681,528	$3,927,485

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 16 – RESTRICTED NET ASSETS (CONTINUED)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,681,528	$3,927,485
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(3,726,090)	(2,884,765)
Common stock issued for services	116,716	232,500
Common stock issued for interest	—	28,039
Interest expense from amortization of debt discount	—	2,183,000
Warrants issued for services	31,188	—
Gain on extinguishment of derivative liabilities	—	(1,893,310)
Gain on change in fair value of derivative liabilities	(461,929)	(1,704,654)
Changes in assets and liabilities:
Prepaid expenses	210,000	—
Accounts payable	(31,889)	(9,654)
Accrued expenses	84,251	(124,901)
NET CASH USED IN OPERATING ACTIVITIES	(96,225)	(246,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from subsidiaries	100,000	1,192,504
NET CASH PROVIDED BY INVESTING ACTIVITIES	100,000	1,192,504

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment for convertible debt	—	(983,550)
NET CASH USED IN FINANCING ACTIVITIES	—	(983,550)

NET INCREASE (DECREASE) IN CASH	3,775	(37,306)

CASH - beginning of period	1,043	39,956

CASH - end of period	$4,818	$2,650

NOTE 17 – COMMITMENTS

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of March 31, 2011.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 18 – RESTATEMENT OF INTERIM FINANCIAL RESULTS

The Company’s consolidated financial statements have been restated for the three and nine months ended March 31, 2010 to properly record certain common stock purchase warrants and conversion options related to convertible debt as derivative liabilities in accordance with Derivative and Hedging Topic of the FASB Accounting Standards Codification Topic 815 (“ASC 815”), which has been effective for the Company since July 1, 2009, and to record the subsequent accounting for the changes in the fair value of the associated liabilities at March 31, 2010. Accordingly, the Company’s unaudited interim consolidated balance sheets, statements of income, and statements of cash flows at March 31, 2010 have been restated herein. All the respective restatement adjustments are non-cash in nature and not related to the operations of the Jin Ma Companies. The effect of correcting these errors in the Company’s (a) unaudited consolidated balance sheets at March 31, 2011; (b) unaudited consolidated statements of income for the three and nine months ended March 31, 2010; and (c) unaudited consolidated statements of cash flows for the nine months ended March 31, 2010 are shown in the tables as follows:

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
(d)	To reclassify warrant derivative liabilities upon exercise of warrants

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 18 – RESTATEMENT OF INTERIM FINANCIAL RESULTS (CONTINUED)

Consolidated Statement of Income Data	For the Three Months Ended March 31, 2010 (Unaudited)				For the Nine Months Ended March 31, 2010 (Unaudited)
	As previously filed	Adjustments to Restate	Restated		As Previously Filed	Adjustments to Restate	Restated
Income from Operations (*)	$1,448,260	—	$1,448,260		$2,182,570	—	$2,182,570

Other Income (Expenses):
Change in fair value of derivative liabilities	—	(298,283)	(298,283)	(e)	—	1,704,654	1,704,654
Gain from debt extinguishment	—	270,101	270,101	(f)	—	1,893,310	1,893,310
Gain on sale of land use rights (*)	55	—	55		449,528	—	449,528
Interest income	731,521	—	731,521		1,274,716	—	1,274,716
Interest expense	(394,667)	—	(394,667)		(2,711,743)	—	(2,711,743)
Total Other Income (Expenses)	336,909	(28,183)	308,727		(987,499)	3,597,964	2,610,465

Income (Loss) before Provision for Income Taxes	1,785,169	(28,183)	1,756,987		1,195,071	3,597,964	4,793,035
Provision for Income Taxes	550,772	—	550,772		865,550	—	865,550
Net Income (Loss)	$1,234,397	$(28,183)	$1,206,215		$329,521	$3,597,964	$3,927,485

Comprehensive Income (Loss)	$1,239,150	$(28,183)	$1,210,968		$368,134	$3,597,964	$3,966,098

Net Income (Loss) per Common Share:
Basic	$0.73	$(0.02)	$0.71		$0.22	$2.35	$2.57
Diluted	$0.68	$0.02	$0.70		$0.20	$2.34	$2.54
Weighted Average Common Shares Outstanding:
Basic	1,702,336		1,702,336		1,531,055		1,531,055
Diluted	1,814,095		1,711,679		1,648,004		1,548,957

(e)	To reflect change in fair value of derivative liabilities
(f)	To reflect extinguishment of conversion feature derivative liability upon conversion of debt to equity
(*)	Gain on sale of land use rights has been reclassified from income from operations to other income to conform to the current period’s presentation

Consolidated Statement of Cash Flows	For the Nine Months Ended March 31, 2010 (Unaudited)
	As previously filed	Adjustments to Restate		Restated
Net Income	$329,521	$3,597,964		$3,927,485
Adjustments to reconcile net income to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	—	(1,704,654)	(e)	(1,704,654)
Gain from debt extinguishment	—	(1,893,310)	(f)	(1,893,310)
Cash Used in Operating Activities	(531,041)	—		(531,041)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are not engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues. Pursuant to the requirements of ASC Topic 810, under generally accepted accounting principles the Jin Ma Companies are deemed to be variable interest entities (“VIEs”) and we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this report, the assets and liabilities at March 31, 2011 and June 30, 2010 and the results of operations for the three and nine months ended March 31, 2011 and 2010 are primarily those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have developed business and operations which are independent of the Jin Ma Companies, of which there are no assurances, we will in all likelihood be forced to cease our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the calculation of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, provisions for estimated losses on uncompleted contracts, the fair value of conversion options embedded in convertible debt, and the fair values of warrants granted in connection with the issuance of the convertible debt. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of net revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2010 and in Note 1 to the unaudited consolidated financial statements contained herein.

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As we do not have any significant intangible assets, we believe that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in fiscal year 2010, we believe that the adoption this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption within those annual periods. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2011 Compared to the Three and Nine Months Ended March 31, 2010

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2011	% of Total Net Revenues	2010	% of Total Net Revenues	2011	% of Total Net Revenues	2010	% of Total Net Revenues
NET REVENUES
Construction	$7,994,860	89.6	$11,143,476	91.9	$32,986,009	91.1	$20,739,488	88.6
Hotel	739,027	8.3	749,749	6.2	2,304,502	6.4	2,262,578	9.7
Real estate	193,661	2.2	227,917	1.9	907,030	2.5	386,898	1.7
Total Revenues	8,927,548	100.0	12,121,142	100.0	36,197,541	100.0	23,388,964	100.0
COST OF REVENUES
Construction	6,851,787	85.7*	9,559,477	85.8*	28,289,607	85.8*	17,889,157	86.3*
Hotel	414,640	56.1*	478,135	63.8*	1,323,695	57.4*	1,486,994	65.7*
Real estate	130,334	67.3*	168,805	74.1*	670,548	73.9*	335,855	86.8*
Total Cost of
Revenues	7,396,761	82.9	10,206,417	84.2	30,283,850	83.7	19,712,006	84.3
GROSS PROFIT
Construction	1,143,073	14.3*	1,583,999	14.2*	4,696,402	14.2*	2,850,331	13.7*
Hotel	324,387	43.9*	271,614	36.2*	980,807	42.6*	775,584	34.3*
Real estate	63,327	32.7*	59,112	25.9*	236,482	26.1*	51,043	13.2*
Total Gross Profit	$1,530,787	17.1	$1,914,725	15.8	$5,913,691	16.3	$3,676,958	15.7

   *   Represents percentage of respective segments total net revenues

Net Revenues. For the nine months ended March 31, 2011, our overall net revenues increased 54.8% from the nine months ended March 31, 2010. For the three months ended March 31, 2011, our overall net revenues decreased 26.3% from the three months ended March 31, 2010. The fluctuation in overall net revenues was mainly due to the fluctuation in activity in our construction and real estate operations caused by the timing of our construction projects as well as the timing of the sale real estate units held for sale. We believe that the Hohhot real estate market, a Tier 3 city, remains strong and has not been effected by any real estate bubble or restriction that have been seen in Tier 1 cities. However, changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. Reference to Tier 1, Tier 2 and Tier 3 cities refer to the categories set forth as the below.  We refer to cities that meet the following criteria as Tier 1 cities:

•	Gross Domestic Product, or GDP, over RMB 200 billion (US$29 billion);

•	Population with permanent residency in urban area over 5 million;

Tier 2 cities are cities that generally meet the following criteria,

•	Gross Domestic Product, or GDP, over RMB 150 billion (US$23 billion) and below RMB 200 billion (US$29 billion);

•	Population with permanent residency in urban area over 3 million;

Tier 3 cities are the cities that do not meet one or more criteria listed above.

For the three months ended March 31, 2011 and 2010, net revenues from our construction segment operations are summarized as follows:

Project Name	For the Three Months Ended March 31, 2011	% (*)	For the Three Months Ended March 31, 2010	% (*)
Ai Bo Garden residential apartment project (Phase I and II)	$—	0.0	$(14)	0.0
Lanyu Garden project	—	0.0	423	0.0
Fu Xing Committee Bath Center project	—	0.0	375	0.0
Jianhe Garden residential project	104,771	1.3	5,977,284	53.6
Tuzuoqi (Chasuqi) Low-rent House project	(17)	0.0	5,165,408	46.4
Fuhengyuan residential project	2,995,806	37.5	—	—
Tiantixingyuan No. 1 – No. 7 project	4,894,300	61.2	—	—
Total construction segment revenues	$7,994,860	100.0	$11,143,476	100.0

For the nine months ended March 31, 2011 and 2010, net revenues from our construction segment operations are summarized as follows:

Project Name	For the Nine Months Ended March 31, 2011	% (*)	For the Nine Months Ended March 31, 2010	% (*)
Ai Bo Garden residential apartment project (Phase I and II)	$—	0.0	$(117,449)	(0.6)
Lanyu Garden project	—	0.0	3,439,758	16.6
Fu Xing Committee Bath Center project	—	0.0	3,054,935	14.7
Jianhe Garden residential project	15,973,782	48.4	8,310,519	40.1
Tuzuoqi (Chasuqi) Low-rent House project	(2,521)	0.0	6,051,725	29.2
Fuhengyuan residential project	5,791,319	17.6	—	—
Tiantixingyuan No. 1 – No. 7 project	11,223,429	34.0	—	—
Total construction segment revenues	$32,986,009	100.0	$20,739,488	100.0

   *   Represents percentage of construction segment net revenues.

At March 31, 2011, the percentage completed for each respective job is as follows:

% Complete
Tuzuoqi Low-rent project	100.0%
Jianhe Garden residential project	100.0%
Fuhengyuan residential project	35.0%
Tiantixingyuan No. 1 – No. 7 project	42.5%

As of March 31, 2011, Jin Ma Construction had two uncompleted third party construction projects in progress:

•	the Fuhengyuan residential project, a project consisting of ten residential buildings with a total construction area of 110,129 square meters that began construction in October 2010 with an expected completion date of December 2011 was 35.0% complete at March 31, 2011, and

•	the Tiantixingyuan Housing Project, a project consisting of seven residential buildings with a total construction area of 90,607 square meters that began construction at the end of September 2010 and was 42.5% complete at March 31, 2011.

The fluctuation in Jan Ma Construction’s revenue for the three and nine months ended March 31, 2011 as compared to the three and nine months ended March 31, 2010 was attributable to a the timing of construction work performed. As of March 31, 2011, we had two construction projects in process and compared to three as of March 31, 2010. At any given time Jin Ma Construction will have a concentration of significant customers depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. In addition, if Jin Ma Construction does not successfully manage its business so that it has new projects ready to start as current projects are completed its revenues will decline which will materially adversely impact our liquidity and operations in future periods. In addition to the third-party construction projects outlined above, Jin Ma Construction has been acting as general contractor for Jin Ma Real Estate to construct residential real estate development projects as discussed below and Jin Ma Construction is now focusing on acting as general contractor for Jin Ma Real Estate in order to vertically integrate all development processes from construction management to the sale of real estate units to customers.

Net revenues for Jin Ma Hotel’s operations increased 1.9% for the nine months ended March 31, 2011 from the nine months ended March 31, 2010 primarily due to the increased sales at the hotel’s banquet and catering facility offset by a decrease in revenue from lodging. Net revenues from Jin Ma Hotel’s operations decreased 1.4% for the three months ended March 31, 2011 from the three months ended March 31, 2010 mainly due to a small decrease in sales at the hotel’s banquet and catering facility and a decrease in revenue from lodging due to normal market fluctuations. We continue to focus on our marketing efforts to increase traffic to the hotel, to target new tour groups and local traffic to the banquet facilities.

For the three and nine months ended March 31, 2011 and 2010, net revenues from real estate development operations are summarized as follows:

Project Name	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Building 1 to 4 of Procuratorate Housing Estates	$91,451	$—
Inner Mongolia Electrical Vocational Technical School	1,132	19
Inner Mongolia Chemistry College	101,078	227,898

Total real estate segment net revenues	$193,661	$227,917

Project Name	For the Nine Months Ended March 31, 2011	For the Nine Months Ended March 31, 2010
Building 1 to 4 of Procuratorate Housing Estates	$417,342	$—
Inner Mongolia Electrical Vocational Technical School	172,726	159,000
Inner Mongolia Chemistry College	316,962	227,898

Total real estate segment net revenues	$907,030	$386,898

In 2010 the focus of Jin Ma Construction was changed from acting as a general contractor for third party projects to building projects for Jin Ma Real Estate. Accordingly, Jin Ma Construction does not report revenues from work completed for Jin Ma Real Estate. In fiscal 2011 and beyond, we expect Jin Ma Real Estate’s revenues and gross profits to increase significantly from the sale of real estate units from internally developed projects. Through the nine months ended March 31, 2011, our results reflected these expectations, and we expect this trend to continue during the balance of fiscal 2011. During the third quarter of 2011, real estate segment net revenues decreased by $34,256 or 15.0% as was attributable to a decrease in revenues recognized from the collections of funds from the Inner Mongolia Chemistry College on the installment method of $126,820 due to timing of collections offset by an increase of revenues from the sale of units at Building 1 to 4 of Procuratorate Housing Estates of $91,451. We did not have such sales of units during the third quarter of 2010.

At March 31, 2011, we have acquired land use rights and/or began developing the following residential projects in cooperation with Jin Ma Construction that acts as the general contractor, an example of projects under the Jin Ma Companies new integrated business model. The timing of any revenues from those projects is presently undeterminable and while we expect to fully sell out each project, there are no assurances these expectations are correct. If we sell less than 100% of any project, our estimates of revenues from that project will decline from those set forth below.

	Total construction in progress at March 31, 2011 (Unaudited)
Prepaid land use rights and construction costs for building 6 of the Procuratorate Housing Estates (Jiari Residential Building)	$917,823	(a)
Prepaid land use rights and construction costs for Shuian Renjia project	19,771,345	(b)
Prepaid land use rights for the Jinwu residential project	2,516,371	(c)
Prepaid land use rights for the Beiyuan residential building project	9,893,304	(d)
Total construction in progress	$33,098,843

(a)	Building 6 of the Procuratorate Housing Estates (Jiari Residential Building) is located in Yuquan District, Hohhot City, Inner Mongolia, has a construction area of 38,000 square meters and is expected to be completed in January 2012. The successful sell out of this project is expected to yield revenues of 180 million RMB or $27.7 million during fiscal 2012.

(b)	The Shuian Renjia residential project is located at the south part of East Xinhua Street in Hohhot, and will consist of two buildings each with 17 floors and a total of 364 apartments. The total development area will be 56,841.2 square meters. The Shuian Renjia project is expected to be completed by May 2011 and requires a total investment of 140 million RMB or about $22 million. The successful completion of this project is expected to yield revenues of 227 million RMB or $32.9 million during the fourth quarter of 2011. On January 10, 2011, Jin Ma Real Estate signed a sales agreement with a local company. Jin Ma Real Estate will sell the Shuian Renjia residential units to employees of a local company pursuant to a sales agreement. As a result, Jin Ma Real Estate will collect approximately $20 million by the end of May 2011 and collect approximately $13 million when the sales transaction is completed.

(c)	The Jinwu residential project will have a construction area of 53,000 square meters and is expected to be completed in December 2012. The successful sell out of this project is expected to yield revenues of 237.5 million RMB or $36.5 million during fiscal 2013.

(d)	The Beiyuan residential project will have a construction area of 70,000 square meters and is expected to be completed in fiscal 2013. The successful sell out of this project is expected to yield revenues of 250.0 million RMB or $38.5 million during fiscal 2013.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we (and our competitors) may reduce prices in an effort to better compete for home buyers. A reduction in pricing could result in a decline in revenues and in our margins. We do not expect any substantial change of current mortgage policies or the prevailing mortgage rate in the near future. The People's Daily (in PRC.) reported: "As with much of China, economic growth has led to a boom in construction, including new commercial development and large apartment complexes. The nominal GDP of Inner Mongolia in 2009 was 970 billion RMB (US$142 billion), a growth of 16.9% from 2008, with an average annual increase of 20% from the period 2003-2007." The New York Times reported in May 2009: "Not long ago, residents of this region 350 miles west of Beijing lived in elaborate tents called yurts. Now, with a population of 1.5 million, many live in homes that would make New Yorkers jealous. According to Bao Chongming, the regional vice-mayor, they have the second highest per-capita income in China (trailing only Shanghai, the country's financial capital) and an annual economic growth rate of 40 percent." Based on historical events, we believe that real estate development in Hohhot, Inner Mongolia, as a third-tier city, and its surrounding areas will remain strong and should not feel the effects of the slower real estate markets occurring in tier-one cities such as Beijing and Shanghai.

Jin Ma Real Estate will continue to record revenues from the Chemistry School during the rest of fiscal 2011 upon collection of the annual payment due.

Cost of Revenues. Overall, cost of revenues as a percentage of net revenues decreased from 84.3% for nine months ended March 31, 2010 to 83.7% for the nine months ended March 31, 2011. Our overall cost of revenues as a percentage of our overall net revenues decreased from 84.2% for the three months ended March 31, 2010 to 82.9% for the three months ended March 31, 2011. This overall change included the following segment changes:

•	Cost of revenues as a percentage of net revenues from Jin Ma Construction’s operation for the nine months ended March 31, 2011 decreased to 85.8% from 86.3% for the nine months ended March 31, 2010. Cost of revenues as a percentage of net revenues from Jin Ma Construction’s operation for the three months ended March 31, 2011 decreased to 85.7% from 85.8% for the three months ended March 31, 2010. The slight decrease was mainly attributable to normal business fluctuations. We expect our cost of revenues as a percentage of net revenues from Jin Ma Construction will remain at its current level with minimal increase for the rest of fiscal 2011.

•	Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operation for the nine months ended March 31, 2011 decreased to 57.4% from 65.7% for the nine months ended March 31, 2010. Cost of revenues as a percentage of net revenues from Jin Ma Hotel’s operation for the three months ended March 31, 2011 decreased to 56.1% from 63.8% for the three months ended March 31, 2010. The decrease in cost of revenues as a percentage of net revenues was primarily attributable to the better management of raw material costs. We expect the cost of revenues as a percentage of net revenues for our hotel operation will remain at its current level in the near future.

•	Cost of revenues for Jin Ma Real Estate’s operation as a percentage of net real estate revenues for the nine months ended March 31, 2011 decreased to 73.9% from 86.8% for the nine months ended March 31, 2010. Cost of revenues for Jin Ma Real Estate’s operation as a percentage of net real estate revenues for the three months ended March 31, 2011 decreased to 67.3% from 74.1% for the three months ended March 31, 2010. For the nine months ended March 31, 2011, 19.0% of revenues from our real estate development operations were attributable to the Vocational School, 35.0% of revenues from our real estate development operation were attributable to the Chemistry School, and 46.0% were attributable to the sale of remaining units of real estate held for sale. For the nine months ended March 31, 2010, 41.1% of revenues from our real estate development operations were attributable to the Vocational School and 58.9% of revenues were attributable to the Chemistry School which were both recognized on the installment method which apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The different revenue mix for the nine months ended March 31, 2011 had an effect of lowering cost of revenues as a percentage of net revenues as compared to the nine months ended March 31, 2010. In the third quarter of 2011, 0.6% of revenues for our real estate development operation related to the Vocational School, 52.2% of revenues related to the Chemistry School and the remaining 47.2% was attributable to the cost of our remaining units of real estate held for sale. In the third quarter of 2010, 100% of revenues for our real estate development operation was attributable to the Chemistry School and was recognized on the installment method which apportions each cash receipt and principal payment by the buyer between cost recovered and profit. The different revenue mix in the third quarter of 2011 had an effect of lowering cost of revenues as a percentage of net revenues as compared to the third quarter of 2010. We expect gross margins on Jin Ma Real Estate development projects to range from 30% to 40% in future periods.

Gross Profit. Gross profit increased 60.8% for the nine months ended March 31, 2011 from the nine months ended March 31, 2010. Gross profit decreased 20.1% for the three months ended March 31, 2011 from the three months ended March 31, 2010. Gross profit margin increased from 15.7% for the nine months ended March 31, 2010 to 16.3% for the nine months ended March 31, 2011. Gross profit margin increased from 15.8% for the three months ended March 31, 2010 to 17.1% for the three months ended March 31, 2011. The changes in gross profit were attributable to the changes in revenues generated from Jin Ma Construction and Jin Ma Real Estate.

Total Operating Expenses. For the nine months ended March 31, 2011, overall operating expenses increased 15.1% from the nine months ended March 31, 2010, which was mainly attributable to a decrease in bad debt recovery, an increase in salaries and employee benefits and an increase in selling, general and administrative offset by a decrease in other hotel operating expenses. For the three months ended March 31, 2011, overall operating expenses increased 29.7% from the three months ended March 31, 2010, which was mainly due to an increase in other hotel operating expenses and a decrease in bad debt recovery, offset by a decrease in selling, general and administrative expenses. We expect that operating expenses will maintain at their current level with minimal increases in the near future. We do not expect any substantial change in total operating expenses caused by inflation in the near future.

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel's restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses decreased 39.1% for the nine months ended March 31, 2011 from the nine months ended March 31, 2010. Other hotel operating expenses increased 158.2% for the three months ended March 31, 2011 from the three months ended March 31, 2010. Other hotel operating expenses were 2.0% of hotel revenues for the nine months ended March 31, 2011 as compared to 3.4% for the nine months ended March 31, 2010. Other hotel operating expenses were 2.1% of hotel revenues for the three months ended March 31, 2011 as compared to -3.5% for the three months ended March 31, 2010. The decrease in other hotel operating expenses for the nine months ended March 31, 2011 was primarily attributable to a decrease in expenditures related to the purchase of low cost items such as plates, glasses which were expensed in the 2010 period, the period these items were put in use. The increase in other hotel operating expenses for the three months ended March 31, 2011 was mainly due to the capitalization of low cost items such as chairs, tables and other items in the third quarter of fiscal 2010 that were previously expensed in the prior quarter of fiscal 2010 and reclassified to property and equipment during the third quarter of fiscal 2010.

Bad Debt Recovery. For the nine months ended March 31, 2011, bad debt recovery income amounted to $196,903 as compared to $215,090 for the nine months ended March 31, 2010, a decrease of 8.5% and relates to the collection of aged receivable balances previously written off. For the three months ended March 31, 2011, bad debt recovery income amounted to $1,291 as compared to $109,535 for the three months ended March 31, 2010, a decrease of 98.8% and relates to the collection of aged receivable balances previously written off. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in the Jin Ma Companies existing accounts and other receivables. We periodically review the Jin Ma Companies’ accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Salaries and Employee Benefits. For the nine months ended March 31, 2011, salaries and employee benefits increased 4.2% from the nine months ended March 31, 2010. For the three months ended March 31, 2011, salaries and employee benefits increased 0.8% from the three months ended March 31, 2010. This increase is primarily related to the increase in employee salaries. We expect that salaries and employee benefits will remain at the current level with minimal increase in the near future.

Depreciation. For the nine months ended March 31, 2011, depreciation increased 1.6% as compared to the nine months ended March 31, 2010. For the three months ended March 31, 2011, depreciation increased 1.1% as compared to the three months ended March 31, 2010. This slight increase was primarily due to our newly purchased fixed assets for which we began the depreciation in the nine months ended March 31, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of selling, office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. Selling, general and administrative expenses increased 54.6% for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. Selling, general and administrative expenses decreased 13.8% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. For the nine months ended March 31, 2011, the increase for selling, general and administrative expenses was primarily attributable to the increase in the amortization of stock-based professional fees for business development and planning of $150,000 and warrants issued for service of approximately $31,000 and the increase in fees paid for auditors’ service of approximately $10,000. We expect to incur similar expenses in future periods. For the three months ended March 31, 2011, the decrease for selling, general and administrative expenses was mainly due to the decrease in the amortization of stock-based professional fees for business development and planning of $30,000 offset by the increase in travel expenses of approximately $10,000.

Total Other Income (Expenses). For the nine months ended March 31, 2011, we recorded other income of $796,327 as compared to other income of $2,610,465 in the nine months ended March 31, 2010. For the three months ended March 31, 2011, we recorded other income of $233,539 as compared to other income of $308,727 in the three months ended March 31, 2010. For the three and nine months ended March 31, 2011 and 2010, total other income (expenses) primarily consisted of the following:

•	For the three and nine months ended March 31, 2011, we did not record any gain on extinguishment of derivative liabilities as compared to a gain of $270,101 and $1,893,310 related to the conversion and repayment of convertible debt during the three and nine months ended March 31, 2010;

•	For the nine months ended March 31, 2011, we recorded a gain on change in fair value of derivative liabilities of $461,929 related to the change in fair value of derivative liabilities associated with warrants as compared to $1,704,654 related to the change in fair value of derivative liabilities associated with warrants and the embedded conversion option on convertible debt during the nine months ended March 31, 2010. For the three months ended March 31, 2011, we recorded a gain on change in fair value of derivative liabilities of $304,837 related to the change in fair value of derivative liabilities associated with warrants as compared to a loss on change in fair value of derivative liabilities of $298,283 related to the change in fair value of derivative liabilities associated with warrants and the embedded conversion option on convertible debt during the three months ended March 31, 2010;

•	For the nine and three months ended March 31, 2011, we did not dispose any assets. For the nine and three months ended March 31, 2010, Jin Ma Construction recognized a gain from the sale of land use rights and property of $449,528 and $55, respectively.

•	For the nine months ended March 31, 2011, we recorded interest income of $705,322 as compared to $1,274,716 for the nine months ended March 31, 2010, a decrease of $569,394 or 44.7%, which was primarily attributable to the decrease in the recording of interest income from the collection of the payments from the Chemistry School. For the three months ended March 31, 2011, we recorded interest income of $54,462 as compared to $731,521 for the three months ended March 31, 2010, a decrease of $677,059 or 92.6%, which was mainly attributable to the decrease in the recording of interest income from the collection of payments from the Chemistry School.

•	For the nine months ended March 31, 2011, we recorded interest expense of $377,728 as compared to $2,711,743 for the nine months ended March 31, 2010, a decrease of $2,334,015 or 86.1%, which was attributable to a decrease in interest expense from the amortization of debt discount of approximately $2,183,000, a decrease in interest of approximately $118,000 attributable to the repayment of convertible debt, and a decrease in interest of approximately $83,000 from the repayment of loan payable offset by the decrease in interest expenses caused by the write-off of a penalty of $50,000 in the 2010 period. For the three months ended March 31, 2011, we recorded interest expense of $125,722 as compared to $394,667 for the three months ended March 31, 2010, a decrease of $268,945 or 68.1%, which was primarily attributable to a decrease in interest expense from the amortization of debt discount of approximately $251,000 and a decrease in interest of approximately $22,000 attributable to the repayment of convertible debt.

Provision for Income Taxes. Total provision for income taxes increased 51.2% for the nine months ended March 31, 2011 (26.2% of income before income taxes) from the nine months ended March 31, 2010 (18.1% of income before income taxes). Total provision for income taxes decreased 47.7% for the three months ended March 31, 2011 (24.8% of income before income taxes) from the three months ended March 31, 2010 (31.3% of income before income taxes). The change in the provision for income taxes was mainly attributable to a change in income before income taxes related to our Chinese subsidiaries and VIEs offset by the effect of our U.S. net gains (losses). The change in the provision for income taxes as a percentage of income before income taxes was attributable to the effect of our U.S. net gains (losses) on our overall effective tax rate.

Net Income. Net income decreased 6.3% for the nine months ended March 31, 2011 from the nine months ended March 31, 2010. Net income decreased 27.8% for the three months ended March 31, 2011 from the three months ended March 31, 2010. For the nine months ended March 31, 2011, this decrease in net income was attributable to an increase in operating expenses, a decrease in other income and an increase in provision for income taxes, offset by an increase in revenues and related gross profits. For the three months ended March 31, 2011, this decrease in net income was primarily attributable to a decrease in revenues and related gross profits, a decrease in other income and an increase in operating expenses, offset by a decrease in provision for income taxes. This translates to basic net income per common share of $1.88 and $2.57, and diluted net income per common share of $1.86 and $2.54, for the nine months ended March 31, 2011 and 2010, respectively, and basic net income per common share of $0.44 and $0.71, and diluted net income per common share of $0.44 and $0.70, for the three months ended March 31, 2011 and 2010, respectively.

Comprehensive Income. For the nine months ended March 31, 2011, we reported unrealized gain on foreign currency translation of $1,407,022 as compared to $38,613 for the nine months ended March 31, 2010 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. For the three months ended March 31, 2011, we reported unrealized gain on foreign currency translation of $252,349 as compared to $4,753 for the three months ended March 31, 2010. As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the Chinese Renminbi. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $5,088,550 and $1,123,782 for the nine and three months ended March 31, 2011, respectively, as compared to comprehensive income of $3,966,098 and $1,210,968 for the nine and three months ended March 31, 2010, respectively.

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

At March 31, 2011, we had a cash balance of $364,047, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

Our working capital increased by $5,324,033 to $4,784,691 at March 31, 2011 from a working capital deficit balance of $539,342 at June 30, 2010. This increase in working capital is primarily attributable to:

•        An increase in cash and cash equivalents of $54,051,

•        An increase in accounts receivable, net of allowance for doubtful accounts, of $3,161,634,

•        An increase in notes receivable on sales type lease – current portion of $487,127,

•        An increase in other receivables, net of allowance for doubtful accounts, of $87,587,

•        An increase in construction in progress – current portion of $19,771,345,

•        A decrease in accrued expenses of $272,166,

•        A decrease in taxes payable of $832,885,

•        A decrease in derivative liability of $461,929,

•        A decrease in billings in excess of costs and estimated earnings of $89,470,

Offset by:

•        A decrease in prepaid expenses of $208,243,

•        A decrease in real estate held for sale of $213,750,

•        A decrease in deferred tax assets of $40,330,

•        An increase in loans payable – current portion of $112,231,

•        An increase in accounts payable of $18,778,186 associated with the increase in construction in progress,

•        An increase in due to related parties of $489,222,

•        An increase in advances from customers of $57,001.

Our balance sheet at March 31, 2011 reflects loans payable to third parties of $3,523,539 due through September 2012 which were working capital loans made to the Jin Ma Companies by third parties. These loans bear annual interest rates ranging from 11.16% to 24.00% and are due between May 2011 and September 2012. Of this amount, approximately $3.0 million is secured by the assets of the Jin Ma Hotel which matures in May 2011 and the remaining balances are unsecured. These loans generally can be renewed with the respective parties when the loans mature.

The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash flow provided by operations, from the collection of outstanding accounts and notes receivable balances and from the sale of units at the Shuian Renjia residential project. Through March 31, 2011, we have capitalized construction in progress consisting of the acquisition of land use rights and construction costs related to the Shuian Renjia project of approximately $19.8 million. In connection with the acquisition of land use rights and for construction costs, pursuant to agreements with Jin Ma Construction’s sub-contractors, we will only partially pay subcontractors until such time as we begin selling units of real estate held for sale and accordingly, accounts payable has increased substantially. Subcontractors are willing to extend us credit due to their long-term relationship with the Jin Ma Companies. During the fourth quarter of 2011, we expect to sell all of our units in Shuian Renjia and we expect to collect approximately $33,000,000 from these sales which will be used to pay subcontractors and other accounts payable balances and will be used for working capital purposes.

We are confident that we will collect all outstanding accounts and notes receivable on a timely basis.

During the nine months ended March 31, 2011, the Jin Ma Companies received advances from a company owned by our chief executive officer of approximately $473,000 which was used for working capital purposes. Upon acquiring land for future developments, the Jin Ma Companies intend to raise funds to develop its projects by the presale of units and by obtaining financing mainly from local banking institutions with which it has done business in the past. We also expect to fund projects through related party advances, from the collection of previous accounts receivable and from progress billings.

We believe that the relationships with these banks are in good standing and that the Jin Ma Companies’ real estate will secure the loans needed. According to the National Bureau of Statistics of China, in the first four months of 2011 as indicated at http://www.stats.gov.cn/english/newsandcomingevents/t20110511_402725066.htm, the sources of funds for real estate development enterprises from current year reached 2,536.2 billion RMB (or approximately $386.0 billion), up by 17.4% year-on-year. Of this total, capital from domestic loans was 480.0 billion RMB (or approximately $73.1 billion), up by 5.4%; that from foreign investment stood at 22.2 billion RMB (or approximately $3.4 billion), up by 62.3%; that from self-raising funds was 948.6 billion RMB (or approximately $144.4 billion), up by 27.2% and that from other sources was 1,085.3 billion RMB (or approximately $165.2 billion), up by 14.8%. In other sources of funds, down payment and prepayment reached 644.9 billion RMB (or approximately $98.2 billion), up by 23.1% and individual mortgage was 275.3 billion RMB (or approximately $41.9 billion), down by 6.8%.

We estimate that the Jin Ma Companies will have sufficient cash flow from operations to satisfy their working capital needs and to fund their operations for the next 12 months from the collection of their outstanding accounts and notes receivable, and from the sale of units at the Shuian Renjia residential project. However, any delay in the collection of the receivables or from collections from the sale of completed real estate units held for sale would have an adverse effect on their ability to fund their working capital requirements.

The Jin Ma Companies have $3.0 million of debt which becomes due in May 2011 and the majority of which is collateralized by the assets of the Jin Ma Hotel. The Jin Ma Companies do not presently have sufficient capital to satisfy this obligation. While the Jin Ma Companies believe they will be able to restructure this debt to extend the due date and are currently negotiating with the lender on the terms of such an extension, if they are unable to do so, or to otherwise refinance the amount, a risk exists that this debt could be foreclosed upon which would deprive the Jin Ma Companies of revenue associated with this company and would materially adversely impact our results of operations in future periods.

We require working capital to pay general and administrative expense, including audit, legal and related fees, associated with our reporting obligations under the Securities Exchange Act of 1934. Other than the management fees which are due us by the Jin Ma Companies, we do not presently have any other source of working capital. At March 31, 2011, we were owed approximately $25.3 million by the Jin Ma Companies. We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during the nine months ended March 31, 2011, if the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Operating Activities

Net cash flow used in operating activities was $351,505 for the nine months ended March 31, 2011 as compared to net cash used in operating activities of $531,041 for the nine months ended March 31, 2010, a decrease in outflow of $179,536.

For the nine months ended March 31, 2011, net cash flow used in operating activities was primarily attributable to:

•	changes in operating assets and liabilities consisting of an increase in accounts receivable of $2,638,012, an increase in other receivables of $77,655, an increase in construction in progress of $19,447,318, a decrease in taxes payable of $854,777 and a decrease in billings in excess of costs and estimated earnings of $91,225, and the effect of non-cash items such as bad debt recovery of $196,903, a gain on change in fair value of derivative liabilities of $461,929;

Offset by:

•	net income of $3,681,528 and adjustments to net income for the add back of non-cash items such as depreciation of $592,661, stock-based compensation of $116,716, and warrants issued for service of $31,188, and

•	changes in operating assets and liabilities consisting of a decrease in notes receivable of $388,573, a decrease in prepaid expenses of $208,882, a decrease in real estate held for sale of $223,351, an increase in accounts payable and accrued expenses of $18,121,600 and an increase in advance from customers of $50,901.

For the nine months ended March 31, 2010, net cash flow used in operating activities was primarily due to:

•	changes in operating assets and liabilities consisting of an increase in accounts receivable of $2,844,223, an increase in advance to suppliers of $123,167, an increase in construction in progress of $2,724,368, a decrease in accounts payable and accrued expenses of $721,044, and a decrease in taxes payable of $876,846 and the effect of non-cash items such as bad debt recovery of $215,091, a gain from changes in fair value of derivative liabilities of $1,704,654, a gain from debt extinguishment related to derivative liabilities of $1,893,310, and a gain on disposal of land use right of $449,528;

Offset by:

•	net income of $3,927,485 and adjustments to net income for the add back of non-cash items such as depreciation of $583,202, stock-based compensation of $232,500, and interest expense from amortization of debt discount of $2,183,000, and

•	changes in operating assets and liabilities consisting of a decrease in note receivable of $313,995, a decrease in other receivables of $1,182,265 and an increase in advances from customers of $2,601,870.

Investing Activities

Net cash flow used in investing activities was $41,304 for the nine months ended March 31, 2011 as compared to cash provided by investing activities of $2,005,386 for the nine months ended March 31, 2010. For the nine months ended March 31, 2011, we spent cash of $41,304 on purchase of property and equipment. For the nine months ended March 31, 2010, cash provided by investing activities consisted of proceeds from sale of land use right of $2,193,710 offset by $188,324 cash used for purchase of property and equipment.

Financing Activities

Net cash flow provided by financing activities was $435,548 for the nine months ended March 31, 2011 which was attributable to proceeds from advances from related party of $472,976 offset by repayment of loans payable of $37,428. Net cash flow used in financing activities was $1,133,288 for the nine months ended March 31, 2010 which was attributable to repayment of loan payable of $1,353,666 and repayment of convertible debt of $983,550 offset by proceeds from advances from related party of $1,203,928.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Jin Ma Real Estate guarantees a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For the nine months ended March 31, 2011 and 2010, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

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

The following table summarizes the Jin Ma Companies’ contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Bank and other third-party Indebtedness	$ 3,523,539	$ 3,203,909	$ 319,630	—	—
Total Contractual Obligations:	$ 3,523,539	$ 3,203,909	$ 319,630	—	—

Off-balance Sheet Arrangements

Neither we nor the Jin Ma Companies have entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties other than the guarantee of mortgages for Jin Ma Real Estate’s customers in the normal course of business. For the nine months ended March 31, 2011 and 2010, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not incurred any losses related to the guarantee of mortgages. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of disclosure controls and procedures at March 31, 2011 under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Messrs. Yang and Wasserman concluded that because of the continuing material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011 as a result of continuing material weaknesses in our internal control over financial reporting.

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

While we have made certain changes in our internal control over financial reporting during the first and second quarters of fiscal 2011 to remediate the weakness associated with the recording of derivative liabilities, we have not remediated the remaining material weaknesses cited at June 30, 2010. In order to correct these material weaknesses, we have committed to the establishment of effective internal audit functions and the addition of accounting staff at the Jin Ma Companies with the proper expertise. We will also implement additional changes to our internal controls to ensure that derivative liabilities are properly recorded in future periods. We have began our search for additional accounting staff with assistance from recruiters and through referrals, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region in which the Jin Ma Companies conduct operations, we were not able to hire sufficient internal audit resources before the end of March 31, 2011. However, during the rest of fiscal 2011 we will increase our search for qualified candidates with assistance from recruiters and through referrals.

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Until we are able to hire the proper accounting staff it is unlikely we will be able to remediate these material weaknesses in our internal control over financial reporting and the resulting material weakness in our disclosure controls and procedures.

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

   None

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

Gold Horse International, Inc.

Date: May 23, 2011	By:	/s/ Liankuan Yang
Liankuan Yang
Chief Executive Officer, principal executive officer

Date: May 23, 2011	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer, principal financial and accounting officer