Form 10-K
period 2011-06-30
GOLD HORSE INTERNATIONAL, INC.
filed 2011-09-28
CIK 1111284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes   ☐ No

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

☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on December 31, 2010 as reported on the OTC Bulletin Board was approximately $3.7 million.

The number of outstanding shares of the registrant’s common stock on September 26, 2011 was 2,165,275.

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

GOLD HORSE INTERNATIONAL, INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	risks associated with our lack of operations and dependence upon the Contractual Arrangements which may not be renewed,

•	the possibility that the Contractual Arrangements may not provide us with effective control over the Jin Ma Companies,

•	possible adverse effects of PRC regulations on the businesses of the Jin Ma Companies,

•	conflicts of interest involving our management and Board,

•	our dependence on the Jin Ma Companies’ to pay their fees to us which presently owe us total of $31.3 million,

•	the Jin Ma Companies’ dependence on a limited number of customers,

•	risks associated with the construction industry which could impact Jin Ma Construction,

•	risks associated with the real estate industry which could impact Jin Ma Real Estate,

•	risks associated with the hotel industry which could impact Jin Ma Hotel,

•	risks associated with doing business in the PRC,

•	control of our company by our management, and

•	quotation of our common stock on the OTC Bulletin Board which can limit trading and liquidity.

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

•

“PRC” or “China” refers to the People’s Republic of China; and “RMB” or “Renminbi” refers to the legal currency of China and “$” or “U.S. dollar” or “dollar” refers to the legal currency of the United States;  and

•	“fiscal 2010” refers to the fiscal year ended June 30, 2010 and “fiscal 2011” refers to the fiscal year ended June 30, 2011, unless the context otherwise defines.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

OVERVIEW

We operate, control and beneficially own the construction, hotel and real estate development businesses in China of the Jin Ma Companies under a series of Contractual Arrangements. Both our company and the Jin Ma Companies are principally controlled by the same individuals.  Other than the Contractual Arrangements with the Jin Ma Companies, we do not have any business or operations except for the performance of administrative services on a contract basis to the Jin Ma Companies. Pursuant to the Contractual Arrangements we provide business consulting and other general business operation services to the Jin Ma Companies. Through these Contractual Arrangements, we have the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring shareholder approval. As a result of these Contractual Arrangements, which enable us to control the Jin Ma Companies, we are considered the primary beneficiary of the Jin Ma Companies. Accordingly, we consolidate the Jin Ma Companies’ results, assets and liabilities in our financial statements. The creditors of the Jin Ma Companies do not have recourse to any assets we may have.

The relationship among the above companies is as follows:

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

The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which we have the right to advise, consult, manage and operate each of the Jin Ma Companies, and collect and own all of their respective net profits. Additionally, under a Shareholders’ Voting Rights Proxy Agreement, the Jin Ma Companies’ shareholders have vested their voting control over the Jin Ma Companies to us. In order to further reinforce our rights to control and operate the Jin Ma Companies, these companies and their shareholders have granted us, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Jin Ma Companies or, alternatively, all of the assets of the Jin Ma Companies. Further, the Jin Ma Companies’ shareholders have pledged all of their rights, titles and interests in the Jin Ma Companies to us under an Equity Pledge Agreement.

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

We have entered into the following Contractual Arrangements with each of the Jin Ma Companies:

Consulting Services Agreements. Pursuant to the exclusive Consulting Services Agreements with each of the Jin Ma Companies, we exclusively provide to the Jin Ma Companies general business operations services and consulting services as well as general business operation advice and strategic planning. Each of the Jin Ma Companies agreed to a quarterly consulting service fees in RMB to us that is equal to all of its net profit for such quarter. However, as described elsewhere in this report, the Jin Ma Companies have never remitted these fees to us and are retaining the funds for operating capital. At June 30, 2011 we are owed $31.3 million by the Jin Ma Companies.

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

Equity Pledge Agreements. Under the Equity Pledge Agreements, the shareholders of the Jin Ma Companies pledged all of their equity interests in the Jin Ma Companies to us to guarantee the Jin Ma Companies’ performance of their obligations under the exclusive Consulting Services Agreements. If the Jin Ma Companies or any of their shareholders breach their respective contractual obligations, we, as pledgee, are entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of the Jin Ma Companies also agreed that upon occurrence of any event of default, we will be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the shareholders of the Jin Ma Companies to carry out the security provisions of the Equity Pledge Agreements and take any action and execute any instrument that we may deem necessary or advisable to accomplish the purposes of the Equity Pledge Agreements. The shareholders of the Jin Ma Companies agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The Equity Pledge Agreements will expire two years after the Jin Ma Companies’ obligations under the Consulting Services Agreements have been fulfilled.

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

OUR HISTORY

Gold Horse International was originally incorporated on March 21, 2000 in the State of New Jersey under its former name Segway III Corp.  On June 29, 2007, we executed a Share Exchange Agreement to acquire Gold Horse Nevada.  Under the terms of the Share Exchange Agreement, at the closing we issued 1,212,500 shares of our common stock to the Gold Horse Nevada stockholders and their assignees in exchange for 100% of the common stock of Gold Horse Nevada.  Additionally, Mr. Andrew Norins, our then President, CEO and sole director, cancelled 241,376 shares of our common stock he owned immediately prior to the closing. After giving effect to the cancellation of Mr. Norins’ shares, we had a total of 37,500 shares of common stock outstanding immediately prior to closing. After the closing, we had a total of 1,250,000 shares of common stock outstanding, with the Gold Horse Nevada stockholders and their assignees owning 97% of the total of our issued and outstanding shares of common stock. The balance was held by our shareholder who held shares prior to the closing. In addition, immediately prior to the closing, Mr. Norins paid our creditors the amounts satisfying all of our obligations that were outstanding immediately prior to the closing.  Following the closing, Gold Horse Nevada became our wholly-owned subsidiary.

Global Rise is a limited liability company incorporated under the laws of the Cayman Islands on May 9, 2007, and is a wholly-owned subsidiary of Gold Horse Nevada.  Global Rise entered into the Contractual Arrangements with each of the Jin Ma Companies and their respective shareholders on August 31, 2006.  On June 29, 2007, concurrently with the closing of the Share Exchange Agreement described above, the Contractual Arrangements were amended and restated by and among Gold Horse Nevada, Global Rise and Gold Horse International on the one hand, and each of the Jin Ma Companies and the Jin Ma Companies shareholders on the other hand, under which, among other things, Global Rise was made a party to the Contractual Arrangements.

On October 10, 2007, we established IMTD, a wholly-foreign owned enterprise incorporated in the PRC and wholly-owned subsidiary of Global Rise. IMTD provides administrative services to the Jin Ma Companies.

In November 2007 we filed a Certificate of Domestication and Articles of Incorporation with the Secretary of State of Florida which result in the domestication of the company in Florida under the name "Gold Horse International, Inc."

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

Jin Ma Construction. Jin Ma Construction is an engineering and construction company that offers general contracting, construction management and building design services primarily in Hohhot city, in the Autonomous Region of Inner Mongolia in China. In operation since 1980, Jin Ma Construction was formally registered as a limited liability company in Hohhot in March 2002. Jin Ma Construction is a Level Two national construction company. To qualify as a Level Two national construction company, Jin Ma Construction must have:

•	at least 20 million RMB (approximately $3.1 million) in registered capital,

•	at least 150 engineering, technical, accounting staff in the aggregate,

•	achieved, within a three year period, annual revenue in excess of 80 million RMB (approximately $12.4 million),

•	achieved satisfactory rating in construction quality, and

•	within a five year period, obtained a construction contract worth at least 30 million RMB (approximately $4.6 million) and/or completed a construction project that is:

• at least 12 stories, and/or

•	at least 50 meters in height, and/or

•	at least 21 meters in width, and/or

•	at least 10,000 square meters in gross floor area (“GFA”) for a single-building project or at least 50,000 square meters in GFA for a multiple-building project (“Level Two Project”).

For fiscal 2011 and fiscal 2010, net revenues from Jin Ma Construction represented 53.6% and 73.6%, respectively, of our total consolidated net revenues.  For a description of Jin Ma Construction’s recent and future construction projects, including its Level Two Projects, please refer to the section titled “The Construction Business” in the discussion of our business operations below.

Jin Ma Real Estate. Jin Ma Real Estate, established in 1999, was formally registered as a limited liability company in Hohhot in February 2004. Jin Ma Real Estate is a Level Four real estate development company. To meet the qualifications of Level Four real estate development company, the company must

•	have registered capital of at least one million RMB (approximately $155,000),

•	be engaged in real estate development and be in operation for at least one year,

•	have passed and satisfied the quality standard examination for all of its finished projects,

•	employ at least five management personnel and two accounting staff; and

•	have implemented a standardized system of “Residential Quality Guarantee” and “Residential Instruction Manual” to be issued in connection with the sale of residential units.

For fiscal 2011 and fiscal 2010, net revenues from Jin Ma Real Estate represented 42.4% and 20.3%, respectively, of our total consolidated net revenues.  For a description of the recent and future development activities of Jin Ma Real Estate, please refer to the section titled “The Real Estate Development Business” in the discussion of our business operations below.

Jin Ma Hotel. Founded in 1999 and formally registered in April 2004 as a limited liability company in Hohhot, Jin Ma Hotel owns, operates and manages the Inner Mongolia Jin Ma Hotel. The hotel contains 22 rooms with extensive catering and entertaining facilities and offers guests the option to participate in traditional Chinese ceremonies in its restaurant and banquet facilities. The hotel had an 86% occupancy rate in fiscal 2011 and an 80% occupancy rate in fiscal 2010. Hohhot is a popular tourist destination, especially during the summer. In 2001, the Hohhot Tourism Bureau certified the hotel as a two-star hotel, pursuant to the PRC Standard and Star Rating for Tourism and Foreign Use Hotels. The two-star hotel is conveniently located 15 kilometers from the Hohhot Baita Airport, three kilometers from the Hohhot main train station, and is targeted toward price-sensitive travelers. For fiscal 2011 and fiscal 2010, net revenues from the Jin Ma Hotel represented 4.0% and 6.1%, respectively, of our total consolidated net revenues.  For a description of the hotel’s premises and facilities, please refer to the section titled “The Hotel and Banquet Management Business” in the discussion of our business operations below.

ABOUT INNER MONGOLIA AND HOHHOT

Inner Mongolia is a Mongol-autonomous region in western China that is about the size of Texas and California combined. Inner Mongolia borders, from east to west, the provinces of Heilongjiang, Jilin, Liaoning, Hebei, Shanxi, Ningxia Hui Autonomous Region, and Gansu, while to the north it borders Mongolia and Russia.

Due to its abundance of natural resources, Inner Mongolia is a national production base in iron, steel and coal, as well as animal husbandry. The Baiyunebo Mine in Baotou, Inner Mongolia is the largest rare earth mine in the world, including gold deposits, iron ore, granite, and graphite, and is also the biggest open-air mine in the world. Inner Mongolia also ranks first in China for wind power generation.  According to an article on www.chinaknowledge.com dated April 12, 2010, statistics released by the Inner Mongolia Electric Power Corp. the installed capacity of wind power in Inner Mongolia Autonomous Region had surged more than 40-fold to 7.3 gigawatts at the end of March 2010 from 170,000 kW in 2005.  The Hulunbuir Grassland in Inner Mongolia is the largest area of natural grass in the world, and the region is a leading producer of animal feeds. The “white goat” cashmere of Inner Mongolia is regarded as the best cashmere in the world for its fineness, brightness and whiteness and is commonly referred to as “Soft Gold”.

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

Hohhot is the capital of the Inner Mongolian Autonomous Region, located in Tumochuan Plain, the central part of Inner Mongolia. The name of the city in Mongolian means “the Green City”. Hohhot is encircled in “Golden Triangle”, which has the rich sources in the Inner Mongolian Autonomous Region, by the Yinshan Mountains to the north, and the Yellow River to the south with grass, water and rich soil.

Hohhot has a total land area of 17,224 square kilometers, and includes Yuquan District; Huimin District; Xincheng District; Saihan District and Tolmud left Banner; Tokto County; Horinger County; Qingshuihe County; Wuchuan County, a total 9 districts; counties; banner and 1 national level Economic and Technological Development Zone,  with a population of 2.87 million, according to the 2010 census, is inhabited by  36 ethnic groups including the Mongolians as the main body, the Han, Hui, Manchu, Korean, Daur and Oroqen ethnic groups. Due to its relatively diverse cultural make-up, and despite its characteristics as a mid-sized Chinese industrial city, the Hohhot street scene has no shortage of ethnic minority elements. Tongdao Road, the street that the Jin Ma Hotel is located, a major street in the old town area, is decorated with Islamic and Mongol exterior designs on all its buildings. A series of government initiatives in recent years have emphasized Hohhot's identity with ethnic minority groups, especially in increasing Mongolian-themed architecture around the city.

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

OVERVIEW OF THE JIN MA COMPANIES’ INDUSTRY SEGMENTS

China’s Real Estate Market

In early 2000, the Chinese real estate industry started to transition towards a market-oriented system. Although the Chinese government still owns all of the urban land in China, land use rights with terms of up to 70 years, can be granted to, and owned or leased by, private individuals and companies. A large and active market in the private sector has developed for sales and transfers of land use rights which were initially granted by the Chinese government. All property units built on such land belong to private developers for the term of period indicated. The recent transition in the real estate industry’s structure in China has fostered the development of real estate-related businesses, such as property development, property management and real estate agencies.

The significant growth of the Chinese economy during the past decade has led to a significant expansion of the real estate industry. This expansion has been supported by other factors, including increasing urbanization, growing personal affluence, as well as the emergence of the mortgage lending market. The following table sets forth selected statistics for the overall real estate industry in mainland China for the periods indicated.

Source: China Statistic Year Book (all government data is based on calendar year)

Growth Drivers of China Real Estate

(I). Western China

We believe the residential real estate industry is well positioned to grow at comparable rates for the next few years due to social, economic, regulatory and government stimulus-related factors.  Key growth drivers include the following:

•

“Go West” policy. The “Go West” policy encourages economic development and population movement to western China which includes: 6 provinces, 5 autonomous regions and 1 municipality; these areas comprise 56% of mainland China’s land with only approximately 23% of its population. The policy was issued in 1999, and the whole plan is divided into 3 phases. Phase I includes the development of infrastructure (transport, hydropower plants, energy, and telecommunications), enticement of foreign investment, increased efforts on ecological protection (such as reforestation), promotion of education, and retention of talent flowing to richer provinces. As a result, significant foreign and domestic investments in Inner Mongolia and throughout western China are set to support the growth of middle class incomes. Also, the strong demand in residential properties is driven, in part, by increasing urbanization.

Source: China Statistic Year Book (all government data is based on calendar year)

•

Increasing Urbanization in Western China. The urban population in China has grown significantly over the past 10 years, creating higher demand for housing in many cities. The following table sets forth China’s urban population, total population and urbanization rates for the periods indicated:

•

China’s Rapidly Growing Middle-Class Population.  China’s current population stands at over 1.3 billion and is expected to reach 1.4 billion by 2026. The middle-class is the fastest growing segment of the population with 130 million people in 2006 and expected to grow to 500 million by 2026. The middle class is defined as house-holds with an annual income of between approximately $6,000 and approximately $25,000, with housing the number one spending category. The rapid urbanization, growth in consumer spending coupled with the significant growth of the urban disposable income per capita (more than doubled from 2003 to 2009) and low home ownership levels compared to Western countries make the middle class a massive driver of the future growth of the Chinese real estate market.

Source: PRC State Council Development Research Center, National Bureau of Statistics, and Monitor Group.

(II). Government Policies

Type of Cities in China

China has 167 cities with a population of over 1 million. These cities are divided into 3 categories/tiers.

There are significant differences distinguishing Tier I cities from Tier II and Tier III cities in China:

Tier I

A group of four cities, located near the East Coast of China, compose the group of Tier I cities: Beijing, Shanghai, Shenzhen, and Guangzhou. These cities are more urbanized and have higher GDPs per capita than Tier II and Tier III cities. The residential real estate prices in Tier I cities have been skyrocketing and these price fluctuations are the catalyst for many government policy changes.

Tier II and III

There are over 35 Tier II and III cities with an aggregate population of 215 million people. The demand for real estate properties in Tier II and Tier III cities is strong. Industrial expansion and improved infrastructure will support continued urbanization and fuel the growth of the real estate sector in these cities.

Typically, housing is affordable for consumers in Tier II and Tier III cities compared to Tier I cities. Disposable income in Tier II and Tier III cities increased faster than real estate prices and overall saving rates in Tier II ad Tier III cities have been higher than in Tier I cities.

(III). Economic Developments

Rapid economic growth in eastern China has made Tier I cities more mature, making Tier II and Tier III cities a viable alternative for companies looking to reduce their costs. This has subsequently caused a movement towards these Tier II and Tier III cities. Multinational corporations have been expanding out of mega cities along the East Coast of China, such as Beijing, Shanghai, and Shenzhen, into neighboring and inland cities. Intel, for example, recently opened a development center in Chengdu, while the Liberty Mutual Group, the U.S. insurance giant, has chosen Chongqing for its Chinese headquarters. Unilever relocated its Chinese headquarters from Shanghai to the neighboring province of Hefei due to the lower labor and land costs as well as the city’s strategic location.

The Chinese government has also been instrumental in stimulating regional growth by designating certain second-tier and third-tier regions as priority zones. These actions are benefitting Hohhot, our primary market. Furthermore, beyond regional growth, local growth saw Hohhot’s urban disposable income grow by 12.4% in 2010, according to the Hohhot Government website (www.huhhot.gov.cn).

As the ripple effect of economic growth continues to permeate Tier II and Tier III cities and create a healthy environment for real estate development, leading indicators are signaling continuing moderate growth in local property markets.

Source: CEIC and E-House Company Reports.

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

Jin Ma Construction is presently dependent upon revenues from a limited number of customers. For fiscal 2011, three construction projects accounted for 53.6% of total consolidated net revenues (11.5%, 20.9% and 21.2%) and 98% of total consolidated net accounts receivable are due from these customers as of June 30, 2011. For fiscal 2010, four construction projects accounted for 73.9% of total consolidated net revenues (6.7%, 11.3%, 28.1% and 27.8%) and 64% of total consolidated net accounts receivable are due from these customers as of June 30, 2010.

In fiscal 2011 and fiscal 2010, construction projects were performed for third party customers and we recognized net revenues pursuant to our revenue recognition policy. Additionally, Jin Ma Construction acts as the general contractor for Jin Ma Real Estate’s residential real estate development projects. During fiscal 2011 and fiscal 2010, Jin Ma Construction performed and will perform general contracting, construction management and building design services on the following third-party residential apartment and commercial properties in Inner Mongolia:

Name	Location	Property Type	Number of Buildings and/ or Units	Date of Commencement/ Date of Completion
Lanyu Garden (No. 3 Residential Building)	Hohhot	Residential	One building	October 2008 / December 2009
Fu Xing Committee Bath Center Project	Xin Cheng District, Hohhot	Commercial	One building	November 2008 / June 2010
Tuzuoqi (Chasuqi) Low-Rent Housing No. 1 to No. 3	Tuzuoqi, Hohhot	Residential	Three buildings	November 2009 / June 2010
Jianhe Garden No. 1 to No. 10	Nanerhuan District, Hohhot	Residential	Ten buildings	November 2009 / December 2010
Fuhengyuan No. 1 to No. 10	Xinghe County, Inner Mongolia	Residential	Ten buildings	October 2010 / December 2011 (estimated date)
Tiantixingyuan No. 1 to No. 7	Hohhot	Residential	Seven buildings	October 2010 / December 2011 (estimated date)

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

Since 2004, Jin Ma Construction had been independently audited and certified as being in conformance with the ISO 9001:2008 standards for quality management system (expires October 19, 2013), the ISO 140001:2004 standards for environmental management system (expires October 19, 2013), and the GB/T28001:2001 standards for occupational safety management system (expires October 13, 2013). Jin Ma Construction believes that these certifications, while not mandated by law, provide it with a competitive edge over many of its competitors that are not similarly certified, in that they lend further assurance to its customers in the quality of its work.

The Real Estate Development Business

Jin Ma Real Estate designs, develops, markets and sells high-quality, affordable homes in apartment high-rises, which are targeted at Chinese middle income families. It also designs, develops, markets and sells these homes in mixed-use development projects.  All of its development projects are in Hohhot.  As Jin Ma Real Estate does not have a construction license, Jin Ma Construction performed all of the construction services on behalf of Jin Ma Real Estate.

Jin Ma Real Estate’s focus is on the development of residential communities in Hohhot and the surrounding areas that are within reasonable commuting distance. Jin Ma Real Estate believes that the size and growth potential of Hohhot-area market coupled with the ongoing liberalization of the real estate markets in general offer it considerable growth opportunities. Jin Ma Real Estate believes that the following features of Hohhot represent continuing growth opportunities for it in the city:

•	a population of more than 2.8 million with established economic development and infrastructure;

•	a demand for high quality, yet affordable homes;

•

a regulatory environment that encourages the development of residential communities, in terms of enabling Jin Ma Real Estate to obtain necessary permits and approvals to engage in its business without undue difficulty or expense, and encourages individual home ownership through the use of subsidies or otherwise; and

•	available real estate development rights at attractive prices.

Its apartments are targeted for different segments within the mass residential property market, including young, white-collar employees, middle to senior managers in enterprises, entrepreneurs and families with young children. These upwardly mobile people represent the emerging middle class and are a growing source of demand in the mass residential property market. Its target market for residential customers is Chinese middle income families in key urban markets who want to become home owners in a planned community. It classifies a typical family income of approximately RMB 120,000, or approximately $19,000, per year as middle income earners. Jin Ma Real Estate believes that families earning this income will be able to purchase its residential units which cost approximately RMB 550,000, or approximately $85,000.

China’s home builders have traditionally targeted the upper and lower income market, and largely ignored the middle-income class. Because of banking reforms permitting wider availability of home mortgage loans and the positive effects of China’s economic reforms, Jin Ma Real Estate believes that the home building market for the middle-income class represents substantial growth opportunities for it. Jin Ma real Estate believes the emerging middle class will offer an attractive opportunity for growth, since its purchasing power is growing and it has a strong desire for ownership driven by the influence of Chinese culture and values. Jin Ma Real Estate plans to leverage its brand name, experience and design capabilities to meet the demand from the middle class.

Jin Ma Real Estate seeks to enter markets early where it can acquire land use rights at reasonable prices and develop residential communities in potential growth centers in and around Hohhot. It believes that early entry into markets will continue to enable it to establish itself in these markets before the onset of widespread competition. Jin Ma Real Estate has successfully implemented this strategy, where it is one of the first home builders to develop a residential community targeted at middle income families.

It believes that securing a good location is a major factor in the success of a property development project. It considers the following factors when it evaluates it property development sites:

•	size of land and land cost, affordability;

•	geographic location;

•	potential financial return;

•	potential market demand for the development;

•	its existing property portfolio and available resources;

•	overall market situation and opportunities;

•	access to city centers;

•	geological conditions;

•	demolition and resettlement costs; and

•	infrastructure support.

During the site selection process, it will evaluate and research the economic and social situation of the area, the market demand for and potential returns from a proposed project and the funding and manpower requirements. Once Jin Ma Real Estate has selected a site, it formulates a comprehensive development plan.

For each development project, Jin Ma Real Estate seeks to pre-sell its development projects at an early stage. It will also arrange with one or more banks to provide mortgage loan facilities to home purchasers for up to 70% of the home purchase price, substantially all of which is guaranteed by Jin Ma Real Estate until the homes are delivered to the buyers.

Jin Ma Real Estate believes that it has established a high level of visibility in Hohhot. It also believes that local awareness of its projects has been facilitated through word of mouth. Sales of its homes are normally made at its sales centers situated either in the city center or at its development site.

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

In a pre-sale, the first step is that the home buyer pays an initial booking fee. The home buyer then pays 30% of the purchase price less the booking fee upon the execution of a sales and purchase agreement. The remaining 70% must be paid over a staggered period between one to two months although, in most instances, it is paid by the bank providing the mortgage financing upon execution of the sales and purchase agreement. Jin Ma Real Estate plans on using its best efforts to increase the amount of presold units in the future.

As part of its pre-sale activities, Jin Ma Real Estate may arrange for commercial banks to provide purchaser financing in the sale of its developments. Unlike mortgage financing in the United States, Chinese banks will typically look to the developer and the planned development to determine whether to make a commitment to provide purchaser mortgages. However, the banks retain the right to approve or reject mortgages on an individual basis based upon the perceived credit-worthiness of the home purchaser and other factors that it considers appropriate. Jin Ma Real Estate guarantees a customer’s mortgage until the home is handed over to the customer. Jin Ma Real Estate’s customers typically arrange for mortgages through China Construction Bank, The People’s Bank of China, or Industrial and Commercial Bank of China.

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

Completed Projects

The following table summarized the real estate development projects which were completed during fiscal 2011 and fiscal 2010:

Project Name	Type of Project	Completion Date	Total Gross Floor Area (m2)	Total Number of Units	Number of Units Sold by June 30, 2011
Building 1 to 4 of Procuratorate Housing Estates	Multi-Family Residential & Commercial	March 2010	27,422	150	150
Building 5 of the Procuratorate Housing Estates (Jian Guan)	Multi-Family Residential & Commercial	June 2010	5,825	69	69
Shuian Renjia Project	Multi-Family Residential & Commercial	May 2011	56,841	364	364

Projects under Construction

The following table summarized the real estate project under development currently:

Project Name	Type of Project	Estimated Construction Period	Total Gross Floor Area (m2)
Building 6 of Procuratorate Housing Estates (Jiari Residential Building)	Multi-Family Residential & Commercial	July 2010 - August 2013	38,000

Projects under Planning

The following table summarized the real estate projects currently under planning:

Project Name	Type of Projects	Estimated Construction Period	Estimated Total Gross Floor Area (m2)
Beiyuan Residential Building (on Fu Xing Ying land)	Multi-Family Residential & Commercial	May 2012 - August 2014	70,000
Jinwu Residential Building (on Wusutu Village land)	Multi-Family Residential & Commercial	July 2013 - August 2015	100,000
East Wusutu Village land for future development	Multi-Family Residential & Commercial	Not yet determined	Not yet determined

Other Real Estate Development Projects Completed

In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (the “Vocational School”) which is located in Hohhot. Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sale-type capital lease, leased the buildings to the Vocational School.  The total cost of the project, which was completed in November 2008, was approximately $9 million.  It receives payments over a period of 26 years at an amount of RMB 4,800,000 or approximately $743,000 per annum.

In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry College entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Inner Mongolia Chemistry College (the “Chemistry School”) situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. The total cost of the project was approximately $8.5 million.  Jin Ma Real Estate leased the buildings to the Chemistry School for a period of 20 years under an agreement which provides for annual lease payments of RMB 10.62 million (approximately $1.64 million) for five years (from fiscal 2010 to fiscal 2014), and RMB 5.42 million (approximately $0.84 million) for 15 years (from fiscal 2015 to fiscal 2029).

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

The Hotel and Banquet Management Business

Jin Ma Hotel, as shown in Figure 1 below, derives revenue primarily from guest room rentals and food and beverage operations at the Inner Mongolia Jin Ma Hotel. The 22-room hotel is a full-service two-star facility, offering amenities such as restaurant, business center, and a lounge. Its guests can also partake in traditional Chinese ceremonies that are offered regularly in its restaurant and banquet facilities. The hotel is located on an approximately 2.16 acre lot, owned by Jin Ma Hotel, and housed in a single building with approximately 5,048 square meters that has been configured for use as the hotel as well as offices on the upper floor of the building for the Jin Ma Companies. The property includes parking spaces for 24 cars.  Jin Ma Hotel also owns all of the fixtures, improvements, furniture, and the other contents currently used in the business of the hotel.

Figure 1 - Jin Ma Hotel

Competitive Strengths

Locally, Jin Ma Hotel’s competitor includes the Inner Mongolia Hotel and the Maixiangcun Hotel. Additionally, many well-known hotel operators have established their presence in the area. Because many of these hotels are aimed towards the luxury segment of the industry, Jin Ma Hotel believes that it has a competitive advantage in attracting those travelers to the city who are more price-sensitive.

SUPPLIERS

Construction

Jin Ma Construction does not maintain significant inventories of construction materials except for work in process and a limited amount of other construction materials. Generally, the construction materials used in its operations are readily available from numerous sources. Jin Ma Construction owns, maintains and operates approximately 106 vehicles and construction related equipment that can, and are often deployed, on projects that it is serving as general contractor. Jin Ma Construction uses five to seven subcontractors to perform substantially all of its construction services and to develop its real estate projects. Management is aware of similar subcontractors that are available to perform construction services if required and management has plans to engage their services if necessary.

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

Hotel Management

Jin Ma Hotel acquires the supplies for the hotel operation from various local sources. It has no long term agreements with its suppliers, and purchases supplies on a purchase order basis. Management recognizes that this strategy also carries with it the potential disadvantages and risks of shortages and supply interruptions. Jin Ma Hotel’s suppliers generally are meeting its supply requirements, and it believes its relationships with its suppliers are stable.

MARKETING

Construction and Real Estate Development

There is an integrated marketing system between Construction and Real Estate Development. The Jin Ma Companies believe they have a good reputation in Inner Mongolia and the companies maintain a good working relationship with local governments, enterprises and companies. The major customers of Jin Ma Construction and Jin Ma Real Estate are enterprises, companies and local schools.

Hotel Management

The Jin Ma Hotel’s core targeted customers consist of value-oriented individual small-and-medium-enterprise business travelers and leisure travelers seeking comfortable and convenient lodging at an affordable price. The Jin Ma Hotel reviews its hotel pricing frequently and adjusts room rates based on Hohhot city specific market condition.

The Jin Ma Hotel uses various channels to manage its banquet operation and enhance its hotel occupancy rate. Those channels include third-party travel agents, other travel intermediaries and corporate travel offices.

The hotel marketing and advertising programs are designed to enhance consumer awareness and preference for the “Jin Ma” brand as offering the greatest value, convenience and comfort in the economy hotel segment of the Chinese lodging industry. Marketing and advertising efforts include outdoor advertisements, distribution of flyers and other marketing materials on the center of Hohhot city, television, internet and radio advertising, print advertising in consumer media and promotional activities, such as distribution of discounts and coupons.

ENVIRONMENTAL MATTERS

Construction and Real Estate Development

As property developers in the PRC, Jin Ma Construction and Jin Ma Real Estate are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge. Jin Ma Construction and Jin Ma Real Estate in the past have never been required to pay any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Jin Ma Real Estate’s projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction. Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities of such report is required before Jin Ma Real Estate can deliver its completed work to its customers. In the past, Jin Ma Real Estate has not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects. Jin Ma Real Estate believes that it will not experience any difficulties in the future.

Hotel Management

The Law on Promoting Clean Production regulates service enterprises such as restaurants, entertainment establishments and hotels and requires service enterprises to use technologies and equipment that conserve energy and water and serve other environmental protection purposes, and to reduce or stop the use of consumer goods that waste resources or pollute the environment. Jin Ma Hotel is subject to the law. Jin Ma Hotel in the past has never been required to pay any penalties associated with the breach of such law. Compliance with the existing environmental law has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

GOVERNMENT APPROVAL AND REGULATION

The Jin Ma Companies believe that each of the its companies has been compliant to date with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China and that such laws, rules and regulations do not currently have a material impact on its operations:

Construction. China’s construction industry is heavily regulated by the national government. On November 1, 1997, the Central Government of the PRC published the Construction Law of the PRC, Presidential Order No. 91, which is the basic construction law of China. This law outlines the basic requirements and rules for all construction activity in China. Underneath the National Government, the Ministry of Construction also writes laws. On March 14, 2001, the Ministry of Construction published Rule No. 87, which puts forth licensing requirements for all construction companies operating in China. The Ministry of Construction also writes specific standards for all different types of construction. These standards stipulate the basic requirements for construction companies in China in such areas as registered capital, tangible assets, liability insurance, employee regulations and engineering certifications. The standards also have graded levels of qualification. Jin Ma Construction has second class certification of its construction operations.  In addition, provincial and municipal governments may also enact regulations through their own construction bureaus.

Real Estate Development. Jin Ma Real Estate’s real estate development projects are subject to various laws and governmental regulations, such as zoning regulations, regulations on the development of a real estate project,  construction and completion of a real estate project, regulations on environmental protection in construction projects, regulations on real estate financing, regulations on housing supply and improving the healthy development of the real estate market and other regulations relating to its business operations and project developments. Real estate developers may secure land from the city government by obtaining exploitation and utilization rights over land through public tendering. The maximum term for such land use right interest ranges from 40 years to 70 years depending on the purpose of use.  Land use rights obtained legally may be transferred, leased, and mortgaged during the leasehold period. Jin Ma Real Estate must obtain and keep current various licenses, permits and regulatory approvals for its development projects. Due to the increasing levels of development in the areas of China where Jin Ma Real Estate operates, it is possible that new laws, rules and/or regulations may be adopted that could affect both its current and proposed development projects. The enactment of such laws, rules or regulations in the future could have a negative impact on its projected growth or profitability, which could decrease its projected revenues or increase its costs of doing business.

In connection with land use rights, the Law of the PRC on Land Administration, promulgated on June 25, 1986 and amended on August 28, 2004 by the Standing Committee of National People’s Congress, distinguishes between the ownership of land and the right to use land. All land in the PRC is either state-owned or collectively-owned, depending on location. Generally, land in urban areas within a city or town is state-owned, and all land in the rural areas of a city or town and all rural land, unless otherwise specified by law, are collectively-owned. Although all land in the PRC is owned by the governments or by the collectives, private individuals and businesses are permitted to hold, lease and develop land for a specified term without ever owning the land, the duration of which depends on the use purpose of the land. These rights to use land are termed land use rights.

Under the Interim Regulations of the PRC on Grant and Transfer of the Right to Use State-owned Land in Urban Areas, promulgated on and effective as of May 19, 1990 by the State Council, enterprises, companies and other organizations who intend to hold, lease and develop the land, or land users, pay a premium to the government as consideration for the grant of the land use rights on terms of use prescribed by the government, and a land user may transfer, lease and mortgage or otherwise commercially exploit the land use rights within such terms of use. The land administration authority enters into a contract with the land  user for grant of the land use rights. The land user pays the grant premium as stipulated in the grant contract. After paying the grant premium in full, the land user registers with the land administration authority and obtains a land use rights certificate. The certificate evidences the acquisition of the land use rights.

Hotel Management. The hotel industry in China is subject to a number of laws and regulations, including laws and regulations relating specifically to hotel operation and management, as well as those relating to environmental and consumer protection. There are no regulatory ceilings on room rates in China. The market-based pricing is permissible for the hotel industry and room rates may be determined at the sole discretion of hotel management. Relative to other industries in China, regulation of the hotel industry in China is still developing and evolving. As a result, most legislative action has consisted of general measures such as industry standards, rules or circulars issued by different ministries rather than detailed legislation. Many of these standards, rules and circulars date from the late 1990’s, and it is expected that they may be amended, revised or expanded in the coming years as the hotel industry in China matures. The following summarizes the principal PRC regulations currently relevant to Jin Ma Hotel’s business and operations.

(i)          Regulations on Hotel Operation

Under applicable PRC regulations, anyone who applies to operate a hotel is subject to examination and approval by the local public security authority and must obtain a special industry license. Hotel operators have certain security control obligations as well. For example, the hotel must examine the identification card of any guest to whom accommodation is provided and make an accurate registration. The hotel must also report to the local public security authority if it discovers anyone violating the law, behaving suspiciously or an offender wanted by the public security authority.

A hotel must obtain a public area hygiene license and pass a fire prevention safety inspection by the local public security fire-fighting department before opening for business and must obtain a food hygiene license to serve food. Hotels that provide entertainment facilities, such as discos or ballrooms, are required to obtain a license for entertainment business operations. Hotels are also subject to regulations concerning other standards relating to the operation of public facilities. The relevant administrative authorities may impose penalties and even shut down hotels that violate the provisions.

(ii)         Regulations on Consumer Protection

Under the Law on the Protection of the Rights and Interests of Consumers, a business operator providing a commodity or service to a consumer is subject to a number of requirements, including the following:

(1)  to ensure that commodities and services meet with certain safety requirements;

(2)  to disclose serious defects of a commodity or a service and adopt preventive measures against damage occurrence;

(3)  to provide consumers with true information and to refrain from conducting false advertising;

(4)  not to set unreasonable or unfair terms for consumers or alleviate or release itself from civil liability for harming the legal rights and interests of consumers by means of standard contracts, circulars, announcements, shop notices or other means; and

(5)  not to insult or slander consumers or to search the person of, or articles carried by, a consumer or to infringe upon the personal freedom of a consumer.

Business operators may be subject to civil liabilities for failing to fulfill the obligations discussed above. These liabilities include restoring the consumer’s reputation, eliminating the adverse effects suffered by the consumer, and offering an apology and compensation for any losses incurred. The following penalties may also be imposed upon business operators for the infraction of these obligations: issuance of a warning, confiscation of any illegal income, imposition of a fine, an order to cease business operation, revocation of its business license or imposition of criminal liabilities under circumstances that are specified in laws and statutory regulations.

The Interpretation of Some Issues concerning the Application of Law for the Trial of Cases on Compensation for Personal Injury enacted by the Supreme People’s Court further increases the liabilities of a business operator engaged in the operation of hotels, restaurants, or entertainment facilities and subjects such operators to compensatory liability for failing to fulfill their statutory obligation to a reasonable extent or to guarantee the personal safety of others.

(iii)        Regulations on Environmental Protection

The Law on Promoting Clean Production regulates service enterprises such as restaurants, entertainment establishments and hotels and requires them to use technologies and equipment that conserve energy and water and serve other environmental protection purposes, and to reduce or stop the use of consumer goods that waste resources or pollute the environment.

EMPLOYEES

As of the filing date of this report, we do not have any employees and the Jin Ma Companies had a total of 136 full time employees.  Jin Ma Construction accounted for 27 employees, all of which are management personnel; Jin Ma Hotel accounted for 100 employees, including 18 management personnel and Jin Ma Real Estate accounted for 9 employees, all of which are management and sales personnel. Management of the Jin Ma Companies believes that its relations with its employees are good.

The Jin Ma Companies are required to contribute a portion of their employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, retirement benefits, unemployment insurance and job injuries insurance, in accordance with relevant regulations. The Jin Ma Companies contributed, in the aggregate, approximately $66,000 and $51,000 for fiscal 2011 and fiscal 2010, respectively. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations. Jin Ma Hotel historically has rented apartments for certain of its employees from Inner Mongolia Jin Ma Group Ltd., a related party, and paid rent of $52,666 and $51,125 for fiscal 2011 and fiscal 2010.

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

Mr. Liankuan Yang, our Chairman and Chief Executive Officer, is also the Chairman of the Board of Directors of the Jin Ma Companies. Conflicts of interests between his duties to our company and the Jin Ma Companies may arise. As Mr. Yang is a director and executive officer of our company, he has a duty of loyalty and care to us under Florida law when there are any potential conflicts of interests between our company and the Jin Ma Companies. We cannot assure you, however, that when conflicts of interest arise, Mr. Yang will act completely in our interests or that conflicts of interests will be resolved in our favor. If we cannot resolve any conflicts of interest between us and Mr. Yang, we would have to rely on legal proceedings, which could result in the disruption of our business.  In addition, while the terms of the Contractual Arrangements provide that we are to be paid quarterly service fees equal to the net profit of the Jin Ma Companies, such payments have not been tendered to us and those funds are being retained by the Jin Ma Companies to fund their operations. At June 30, 2011 approximately $31.3 million is due to us by the Jin Ma Companies which remains unpaid as of the date hereof. As a result of the consolidation of our financial statements with those of the Jin Ma Companies, this amount does not appear on our balance sheet at June 30, 2011 as it is eliminated in consolidation.  Although we have no business and operations other than pursuant to the terms of the Contractual Arrangements, we incur operating expenses related to our public company reporting requirements including legal and accounting fees and other professional fees.  Currently, funds required for our operations are provided to us through working capital advances from the Jin Ma Companies. We are dependent upon the advances or are dependent upon the payment of the quarterly service fees to provide funds to meet our obligations.  Any other conflicts of interest which may arise between our company and the Jin Ma Companies related to these advances or their obligation to pay the amounts due us may be resolved in their favor which could adversely impact our ability to pay our obligations and operating expenses in future periods.

If the Jin Ma Companies do not advance us working capital funds or do not begin paying their quarterly service fees, it is possible that we will not have sufficient capital to pay our operating expenses which could result in a removal of our common stock from quotation on the OTC Bulletin Board.

As described elsewhere in this report, we do not generate any revenue and we completely rely on working capital advances from the Jin Ma Companies and may need to relay on the quarterly service fees from Jin Ma Companies in future periods to support our operations. The Jin Ma Companies have never paid our consulting fees on a regular basis and the failure of the Jin Ma Companies to advance us working capital funds or to pay our fees from time to time may adversely impact our ability to pay our obligations.  At June 30, 2011 the Jin Ma Companies owe us $31.3 million in consulting fees.  If the Jin Ma Companies do not advance us fund for working capital purposes or pay us, we may not have sufficient capital to pay our operating expenses and may adversely impact our ability to meet our reporting obligations under the rules and regulations of the SEC.  If we fail to timely file our periodic and other reports with the Securities and Exchange Commission, our stock could be removed from quotation on the OTC Bulletin Board.

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

Jin Ma Construction is presently dependent upon revenues from a limited number of customers. For fiscal 2011, three construction projects accounted for 53.6% of total consolidated net revenues and 98% of total consolidated net accounts receivable are due from these customers as of June 30, 2011. For fiscal 2010, four construction projects accounted for 73.9% of total consolidated net revenues and 64% of total consolidated net accounts receivable are due from these customers as of June 30, 2010. The nature of Jin Ma Construction’s business is that at any given time it will have a concentration of significant customer depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects.

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

Net revenues from Jin Ma Construction represent 54% and 74% of our total consolidated net revenues for fiscal 2011 and fiscal 2010, respectively. If Jin Ma Construction does not control its contract costs, it may be unable to maintain positive operating margins or experience operating losses. Jin Ma Construction typically enters into one of three principal types of contracts with its clients: cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. Under fixed-price contracts, it receives a fixed price regardless of what its actual costs will be. Consequently, it realizes a profit on fixed-price contracts only if it controls its costs and prevents cost over-runs on the contracts. Under fixed-price contracts modified by incentive and penalty provisions, Jin Ma Construction is paid a fixed price that may be increased or decreased based on incentives and provisions in its contracts. Under cost-plus-fee contracts, which may be subject to contract ceiling amounts, Jin Ma Construction is reimbursed for allowable costs and fees, which may be fixed or performance-based. If its costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, it may not be reimbursed for all of its costs. Under each type of contract, if Jin Ma Construction is unable to estimate and control costs and/or project timelines, it may incur losses on its contracts, which may result in decreases in its operating margins and in a significant reduction or elimination of its profits.

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

A substantial portion of Jin Ma Construction’s revenues and profits are measured and recognized using the “percentage-of-completion” method of accounting, which is discussed further in Note 1, “Organization and Summary of Significant Accounting Policies” to our financial statements appearing elsewhere in this report. Jin Ma Construction’s use of this method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although Jin Ma Construction has historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program and construction management or construction contracts in process, the uncertainties inherent in the estimating  progress make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

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

Unfavorable changes in market and economic conditions could hurt occupancy rate.

Market and economic conditions may significantly affect occupancy. Occupancy in Jin Ma Real Estate’s market, in turn, may significantly affect its profitability and its ability to satisfy its financial obligations. The risks that may affect conditions in Jin Ma Real Estate’s market include the following:

•	the economic climate, which may be adversely impacted by industry slowdowns and other factors;

•	local conditions, such as oversupply of office and residential space and the demand for office and residential space; and

•	competition from other available office and residential buildings.

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

We cannot assure you that any development project will be completed on time or within budget or at all. Jin Ma Real Estate’s cost estimates and projected completion dates for development and construction of new building projects may change significantly as the projects progress. A delay in scheduled openings will delay Jin Ma Real Estate’s receipt of sale revenues. If it does not successfully address its increased management needs or it is otherwise unable to manage its growth effectively, its operating results could be materially and adversely affected which would in turn adversely impact our results of operations in future periods.

While Jin Ma Real Estate attempts to anticipate consumer preferences and location-related concerns, it is subject to the inherent uncertainty of market acceptance.

Jin Ma Real Estate is currently operating principally in Hohhot. Achieving market acceptance for its properties, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be as receptive to its properties. Market acceptance of Jin Ma Real Estate’s current and proposed properties will depend, in large part, upon its ability to inform potential customers that the distinctive characteristics of its properties make them superior to competitive properties and justify their pricing. There can be no assurance that its current and proposed properties will be accepted by consumers or that any of its current or proposed properties will be able to compete effectively against other properties. Lack of market acceptance of Jin Ma Real Estate properties would have a material adverse effect on its business and operations and our results of operations in future periods.

Jin Ma Real Estate is required by market practice to guarantee the mortgages of its customers.

In accordance with market practice in China, Jin Ma Real Estate is required to provide guarantees during the development phase to the banks in respect of mortgages offered to the property buyers until submission of the relevant real estate ownership certificates and certificates of other interests in the property unit by the relevant property buyers to the mortgage bank. During fiscal 2011 and fiscal 2010, Jin Ma Real Estate did not pay any funds under guarantees and it does not expect to pay such guarantees in the future.  If there are changes in laws, regulations, policies, and practices that would prohibit property developers from providing guarantees to banks in respect of mortgages offered to property purchasers and as a result, banks would not accept any alternative guarantees by third parties, or if no third party is available or willing in the market to provide such guarantees, it may become more difficult for property purchasers to obtain mortgages from banks and other financial institutions during sales and pre-sales of our properties. Such difficulties in financing could result in a substantially lower rate of sale and pre-sale of our properties, which would adversely affect its cash flow, financial condition, and results of operations. If a property buyer defaults under the loan and Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank, the mortgage bank will assign its rights under the loan and the mortgage to Jin Ma Real Estate and, subject to registration, it will have full recourse to the property. In line with industry practice, Jin Ma Real Estate does not conduct independent credit checks on the property buyers but relies instead on the credit checks conducted by the mortgage banks. We are not aware of any pending changes in laws, regulations, policies, or practices that will prohibit such practice in China. However, there can be no assurance that such changes in laws, regulations, policies, or practices will not occur in China in the future.  If Jin Ma Real Estate should be required to pay amounts under one or more of these guarantees, it will reduce its capital which is available to conduct its business and operations and adversely impact its results of operations in future periods. These guarantees are not disclosed/reflected in the financial statements.

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

Risks Relating to Doing Business in China

China’s economic policies could affect the Jin Ma Companies’ business.

Our results of operations and prospects are subject to the economic, political, and legal developments in China. While China’s economy has experienced significant growth in the past 20 years, this growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on the Jin Ma Companies. For example, operating results and financial conditions may be adversely affected by the government control over capital investments or changes in tax regulations.  The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy, and the provision of preferential treatment to particular industries or companies.  There are no assurances that these economic policies will not adversely impact the Jin Ma Companies’ business and operations in future periods which would in turn adversely impact our results of operations.

Because the majority of our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

All of our directors and a majority of our executive officers reside in the PRC and all of the Jin Ma Companies’ assets are located in the PRC. It therefore may be extremely difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

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

We have no business or operations other than under the Contractual Arrangements.  The businesses of Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.  Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

The Jin Ma Companies recognize net revenues in RMB which are translated to U.S. dollars within our financial statements.  The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the RMB may materially and adversely affect results of operations in future periods. There are no assurances that the RMB will not be subject to devaluation.  We undertake no hedging activities and have no control over any currency fluctuations between the RMB and the U.S. dollar.  If a devaluation of the RMB should occur, our results of operations in future periods would be adversely impacted which could in turn adversely impact the market value of our common stock.

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

As of the filing date of this report, our directors and executive officers control approximately 48.32% of our outstanding shares of common stock. These shareholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us and this control could adversely affect the voting and other rights of our other shareholders.

The exercise of outstanding warrants will be dilutive to our existing shareholders.

As of the filing of this report, we had 2,165,275 shares of our common stock issued and outstanding and the following securities which are exercisable into shares of our common stock were outstanding:

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

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.  The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

	High	Low
Fiscal 2010
First quarter ended September 30, 2009	$6.40	$3.60
Second quarter ended December 31, 2009	$6.40	$2.40
Third quarter ended March 31, 2010	$6.40	$2.80
Fourth quarter ended June 30, 2010	$4.40	$2.80

Fiscal 2011
First quarter ended September 30, 2010	$4.40	$2.80
Second quarter ended December 31, 2010	$4.80	$3.15
Third quarter ended March 31, 2011	$3.41	$1.60
Fourth quarter ended June 30, 2011	$1.60	$0.65

On September 23, 2011, the last sale price of our common stock as reported on the OTCBB was $0.85 per share. As of the filing date of this report, there were approximately 190 recorded owners of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On June 24, 2011, the Company issued an aggregate of 164,285 shares of its common stock to its chief executive officer and its chief financial officer for services rendered by them.  The shares were valued at $0.70 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, the Company recorded compensation expenses of $115,000.

On June 24, 2011, the Company issued 4,500 shares of its common stock to its six directors for services rendered by them. The shares were valued at $0.70 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded compensation expenses of $3,150.

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

The following discussion of our financial condition and results of operation for the fiscal 2011 and fiscal 2010 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are not engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. Pursuant to the requirements of ASC Topic 810, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) and we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this annual report, the assets and liabilities at June 30, 2011 and 2010 and the results of operations for fiscal 2011 and fiscal 2010 are substantially those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary.  If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have developed business and operations which are independent of the Jin Ma Companies, of which there are no assurances, we will in all likelihood be forced to cease our operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in this Form 10-K. This section should be read together with the summary of significant accounting policies included as Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company's operating results and financial condition.

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

The accounts of the Jin Ma Companies are consolidated in the accompanying financial statements pursuant to ASC Topic 810. As a VIE, the Jin Ma Companies net revenues are included in our total net revenues, their income from operations is consolidated with ours, and our net income includes all of the Jin Ma Companies net income. There is no non-controlling interest in net income and accordingly, no net income is subtracted in calculating the net income attributable to us. Because of the contractual arrangements, we have a pecuniary interest in the Jin Ma Companies that requires consolidation of the Jin Ma Companies financial statements with our financial statements.

Use of estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, net revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates in fiscal 2011 and fiscal 2010 include the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the calculation of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, provisions for estimated losses on uncompleted contracts, and the fair values of warrants granted in connection with the issuance of the convertible debt and issued for services.

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

We believe that our notes receivable are fully collectable.  Therefore, no allowance for doubtful accounts is deemed to be necessary at June 30, 2011 and 2010.

Other receivables are primarily related to advances made to various vendors, subcontractors, and other parties in the normal course of business and an allowance was established when those parties were deemed to be unlikely to repay the amounts. At such time as management exhausts all collection efforts, the other receivables balance will be netted against the allowance account.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

We periodically review our long-lived assets or more often if circumstances dictate, to determine whether their carrying value has become impaired. We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. We also re-evaluate the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Advances from customers

Advances from customers consist of prepayments from third party customers to us for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. We recognize the deposits as revenue upon transfer of title to the buyer, in compliance with our revenue recognition policy.

Income taxes

We account for income taxes in accordance with the accounting standard for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

The accounting standards clarify the accounting and disclosure for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under this accounting standard, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2011 and 2010.

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

Warranty policy

In accordance with ASC Topic 450, we estimate liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by construction defects and expected material and labor costs to provide warranty replacement products.  The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, claims made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for fiscal 2011 and fiscal 2010 were immaterial.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of the provisions in ASU 2011 -04 will have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of the provisions of this ASU will have a significant impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

Comparison of Year Ended June 30, 2011 (“fiscal 2011”) and Year Ended June 30, 2010 (“fiscal 2010”)

	2011	% of Total Net Revenues		2010	% of Total Net Revenues
NET REVENUES
Construction	$40,990,034	53.6		$37,496,002	73.6
Hotel	3,046,914	4.0		3,086,553	6.1
Real estate	32,463,687	42.4		10,331,004	20.3
Total Revenues	76,500,635	100.0		50,913,559	100.0
COST OF REVENUES
Construction	35,222,201	85.9	*	32,311,960	86.2	*
Hotel	1,794,737	58.9	*	1,965,973	63.7	*
Real estate	25,761,636	79.4	*	6,465,472	62.6	*
Total Cost of Revenues	62,778,574	82.1		40,743,405	80.0
GROSS PROFIT
Construction	5,767,833	14.1	*	5,184,042	13.8	*
Hotel	1,252,177	41.1	*	1,120,580	36.3	*
Real estate	6,702,051	20.6	*	3,865,532	37.4	*
Total Gross Profit	$13,722,061	17.9		$10,170,154	20.0

*  Represents percentage of respective segments total net revenues

Net Revenues. For fiscal 2011, our overall net revenues increased 50.3% from fiscal 2010. The fluctuation in overall net revenues was mainly due to the fluctuation in activity in our construction and real estate operations caused by the timing of construction work performed as well as the timing of the sale of real estate units. We believe that the Hohhot real estate market, a Tier 3 city, remains strong and has not been effected by any real estate bubble or restriction that have been seen in Tier 1 cities. However, changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. For the fiscal years of 2011 and 2010, net revenues from our construction segment operations were summarized as follows:

Project Name	2011	% (*)		2010	% (*)
Ai Bo Garden residential apartment project	$—	—		$(117,467)	(0.3	)*
Lanyu Garden project	—	—		3,405,405	9.1	*
Fu Xing Committee Bath Center project	—	—		5,756,345	15.4	*
Jianhe Garden residential project	15,987,287	39.0	*	14,289,732	38.1	*
Tuzuoqi (Chasuqi) Low-rent House project	(2,537)	0.0	*	14,150,285	37.7	*
Fuhengyuan residential project	8,825,376	21.5	*	—	—
Tiantixingyuan No. 1 - No. 7 project	16,179,908	39.5	*	—	—
Other	—	—		11,702	0.0	*
Total construction segment revenues	$40,990,034	100.0		$37,496,002	100.0

*  Represents percentage of construction segment net revenues.

At June 30, 2011, the percentage completed for each respective job is as follows:

% Complete
Tuzuoqi (Chasuqi) Low-rent House project	100.0%
Jianhe Garden residential project	100.0%
Fuhengyuan residential project	52.9%
Tiantixingyuan No. 1 – No. 7 project	60.9%

As of June 30, 2011, Jin Ma Construction had two uncompleted third party construction projects in progress:

•

the Fuhengyuan residential project, a project consisting of ten residential buildings with a total construction area of 110,129 square meters that began construction in October 2010 with an expected completion date of December 2011 was 52.9% complete at June 30, 2011, and

•

the Tiantixingyuan Housing Project, a project consisting of seven residential buildings with a total construction area of 90,607 square meters that began construction at the end of September 2010 with an expected completion date of December 2011 and was 60.9% complete at June 30, 2011.

The fluctuation in Jan Ma Construction’s revenue for the fiscal year of 2011 as compared to the fiscal year of 2010 was attributable to a the timing of construction work performed.  As of June 30, 2011, we had two construction projects in process and compared to one as of June 30, 2010. At any given time Jin Ma Construction will have a concentration of significant customers depending upon the number and scope of construction projects.  These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. In addition, if Jin Ma Construction does not successfully manage its business so that it has new projects ready to start as current projects are completed its revenues will decline which will materially adversely impact our liquidity and operations in future periods. In addition to the third-party construction projects outlined above, Jin Ma Construction has been acting as general contractor for Jin Ma Real Estate to construct residential and commercial real estate development projects as discussed below and Jin Ma Construction is now focusing on acting as general contractor for Jin Ma Real Estate in order to vertically integrate all development processes from construction management to the sale of real estate units to customers.

Net revenues for Jin Ma Hotel’s operations decreased 1.3% for fiscal 2011 from fiscal 2010 primarily due to the decrease in revenue from lodging and the decrease in sales at the hotel’s banquet and catering facility caused by normal market fluctuations. It attributes this decrease to an increase in competition as more hotels and restaurants open in the area. We continue to focus on our marketing efforts to increase traffic to the hotel, to target new tour groups and local traffic to the banquet facilities.

For the fiscal years of 2011 and 2010, net revenues from real estate development operations were summarized as follows:

Project Name	2011	2010
Building 1 to 4 of Procuratorate Housing Estates	$728,983	$7,741,165
Building 5 of the Procuratorate Housing Estates (Jian Guan)	—	2,202,881
Inner Mongolia Electrical Vocational Technical School	173,843	159,025
Inner Mongolia Chemistry College	1,874,124	227,933
Shuian Renjia Project	29,686,737	—
Total real estate segment net revenues	$32,463,687	$10,331,004

In 2010 the focus of Jin Ma Construction was changed from acting as a general contractor for third party projects to building projects for Jin Ma Real Estate. Accordingly, Jin Ma Construction does not report revenues from work completed for Jin Ma Real Estate. During fiscal 2011, real estate segment net revenues increased by $22,132,683 or 214.2%. The increase was attributable to an increase in revenues recognized from the collections of funds from the Vocational School on the installment method of $14,818, an increase in revenues recognized from the collections of funds from the Chemistry School on the installment method of $1,646,191 due to timing of collections  and an increase in revenues from the sale of units at Shuian Renjia Project of $29,686,737, offset by a decrease of revenues from the sale of units at Building 1 to 4 of Procuratorate Housing Estates of $7,012,182 and a decrease of revenues from the sale of units at Building 5 of the Procuratorate Housing Estates (Jian Guan) of $2,202,881.

At June 30, 2011, we have acquired land use rights and/or began developing the following residential projects in cooperation with Jin Ma Construction that acts as the general contractor, an example of projects under the Jin Ma Companies new integrated business model.  The timing of any revenues from those projects is presently undeterminable and while we expect to fully sell out each project, there are no assurances these expectations are correct.  If we sell less than 100% of any project, our estimates of revenues from that project will decline from those set forth below.

	Total construction in progress at June 30, 2011
Prepaid land use rights and construction costs for building 6 of the Procuratorate Housing Estates (Jiari Residential Building)	$932,888	(a)
Prepaid land use rights for the Jinwu residential project	2,557,675	(b)
Prepaid land use rights for the Beiyuan residential building project	10,055,692	(c)
Prepaid land use rights for future development	11,602,723	(d)
Total construction in progress	$25,148,978

(a)

Building 6 of the Procuratorate Housing Estates (Jiari Residential Building) is located in Yuquan District, Hohhot City, Inner Mongolia, has a construction area of 38,000 square meters and is expected to be completed in August 2013. The successful sell out of this project is expected to yield revenues of RMB 180 million or $27.8 million during fiscal 2014.

(b)

The Jinwu residential project will have a construction area of 100,000 square meters and is expected to be completed in August 2015. The successful sell out of this project is expected to yield revenues of RMB 237.5 million or $36.7 million during fiscal 2016.

(c)

The Beiyuan residential project will have a construction area of 70,000 square meters and is expected to be completed in August 2014. The successful sell out of this project is expected to yield revenues of RMB 250.0 million or $38.7 million during fiscal 2015.

(d)	The related project is not determined as of the filing date of this report.

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

Jin Ma Real Estate will continue to record revenues from the Vocational School and Chemistry School during the fiscal 2012 upon collection of the annual payment due.

Cost of Revenues. Overall, cost of revenues as a percentage of net revenues increased from 80.0% for fiscal 2010 to 82.1% for fiscal 2011. This overall change included the following segment changes:

•

Cost of revenues as a percentage of net revenues for Jin Ma Construction’s operation for fiscal 2011 decreased to 85.9% from 86.2% for fiscal 2010. The slight decrease was mainly attributable to normal business fluctuations. We expect our cost of revenues as a percentage of net revenues from Jin Ma Construction will remain at its current level with minimal increase in the near future.

•

Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operation for fiscal 2011 decreased to 58.9% from 63.7% for fiscal 2010. The decrease in cost of revenues as a percentage of net revenues was primarily attributable to the better management of raw material costs. We expect the cost of revenues as a percentage of net revenues for our hotel operation will remain at its current level in the near future.

•

Cost of revenues as a percentage of net revenues for Jin Ma Real Estate’s operation for fiscal 2011 increased to 79.4% from 62.6% for fiscal 2010. For fiscal 2011, 0.5% of revenues from our real estate development operations were attributable to the Vocational School, 5.8% were attributable to the Chemistry School, and 93.7% were attributable to the real estate units sold. For fiscal 2010, 1.5% of revenues from our real estate development operations were attributable to the Vocational School, 2.2% were attributable to the Chemistry School, and 96.3% were attributable to the real estate units sold. The different revenue mix for fiscal 2011 had an effect of increasing cost of revenues as a percentage of net revenues as compared to fiscal 2010. We expect gross margins on Jin Ma Real Estate development projects to range from 20% to 30% in future periods.

Gross Profit. Gross profit increased 34.9% for fiscal 2011 from fiscal 2010. Gross profit margin decreased from 20.0% for fiscal 2010 to 17.9% for fiscal 2011. The decrease in the gross profit margin was primarily attributable to the sale of all of the units of the Shuian Renjia Project in the fourth quarter of fiscal 2011 at a gross profit margin lower than gross profit margins from the sale of units in fiscal 2010. In fiscal 2011, we sold all of the units of the Shuian Renjia Project in a bulk sale of units and accordingly, recognized a lower gross margin on the revenue generated.

Total Operating Expenses. For fiscal 2011, overall operating expenses increased 8.1% from fiscal 2010, which was mainly attributable to an increase in other hotel operating expenses and an increase in selling, general and administrative expenses, offset by an increase in bad debt recovery. We expect that operating expenses will maintain at their current level with minimal increases in the near future. We do not expect any substantial change in total operating expenses caused by inflation in the near future.

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel's restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses increased 150.9% for fiscal 2011 as compared to fiscal 2010. Other hotel operating expenses were 7.4% of hotel revenues for fiscal 2011 as compared to 2.9% for fiscal 2010. The increase in other hotel operating expenses for fiscal 2011 was primarily attributable to an increase in expenditures related to the purchase of various decorations on Hotel facilities that did not meet management’s capitalization policy and due to an increase in repairs and maintenance of restaurant and hotel equipment.

Bad Debt Recovery. For fiscal 2011, bad debt recovery income amounted to $224,351 as compared to $102,704 for fiscal 2010, an increase of $121,647 or 118.4% and relates to the collection of aged receivable balances previously written off. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in the Jin Ma Companies existing accounts receivable and other receivables. We periodically review the Jin Ma Companies’ accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Salaries and Employee Benefits. For fiscal 2011, salaries and employee benefits decreased 3.7% from fiscal 2010. This decrease is primarily related to the decrease in employee salaries. We expect that salaries and employee benefits will remain at the current level with minimal increase in the near future.

Depreciation. For fiscal 2011, depreciation increased 2.7% as compared to fiscal 2010. This slight increase was primarily due to our newly purchased fixed assets for which we began the depreciation in fiscal 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of selling, office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. Selling, general and administrative expenses increased 34.2% for fiscal 2011 compared to fiscal 2010. The increase in selling, general and administrative expenses in fiscal 2011 as compared to fiscal 2010 was primarily attributable to the increase in the amortization of stock-based professional fees for business development and planning of approximately $60,000 and warrants issued for service of approximately $31,000, the increase in fees paid for auditors’ service of approximately $14,000, and the increase in other miscellaneous items of approximately $72,000.  We expect our selling, general and administrative expenses will maintain at its current level in the near future.

Total Other Income (Expenses). For fiscal 2011, we recorded total other income of $1,617,209 as compared to total other income of $2,629,664 in fiscal 2010. For fiscal 2011 and fiscal 2010, total other income (expenses) primarily consisted of the following:

•

For fiscal 2011, we did not record any gain on extinguishment of derivative liabilities as compared to a gain of $2,111,506 related to the conversion and repayment of convertible debt during fiscal 2010. We do not expect to record any gains or losses on extinguishment of derivative liabilities in the future;

•

For fiscal 2011, we recorded a gain on change in fair value of derivative liabilities of $568,917 related to the change in fair value of derivative liabilities associated with warrants as compared to $1,756,959 related to the change in fair value of derivative liabilities associated with warrants and the embedded conversion option on convertible debt during fiscal 2010. We will continue to record gains or losses on change in fair value of derivative liabilities  in the future until such time as the related warrants are exercised or expired;

•	For fiscal 2011, we recorded a gain on disposal of fixed assets of $1,929. For fiscal 2010, Jin Ma Construction recognized a gain from the sale of land use rights and property of $350,885;

•

For fiscal 2011, we recorded interest income of $1,566,116 as compared to $1,274,999 for fiscal 2010, an increase of $291,117 or 22.8%, which was primarily attributable to the increase in the recording of interest income from the collection of the payments from the Chemistry School. We will continue to record interest income in the future as we continue to collect on payments due from the Vocational School and Chemistry School;

•

For fiscal 2011, we recorded interest expense of $522,743 as compared to $2,864,685 for fiscal 2010, a decrease of $2,341,942 or 81.8%, which was attributable to a decrease in interest expense from the amortization of debt discount of approximately $2,183,000, a decrease in interest of approximately $96,000 attributable to the repayment of convertible debt and a decrease in interest of approximately $63,000 from the repayment of loan payable. We do not expect to record any interest expense from the amortization of debt discount in the future.

Provision for Income Taxes. Total provision for income taxes increased 38.9% for fiscal 2011 (25.0% of income before income taxes) from fiscal 2010 (22.0% of income before income taxes). The change in the provision for income taxes was mainly attributable to a change in income before income taxes related to our Chinese subsidiaries and VIEs offset by the effect of our U.S. net (losses) gains. The change in the provision for income taxes as a percentage of income before income taxes was attributable to the effect of our U.S. net (losses) gains on our overall effective tax rate.

Net Income. Net income increased 17.6% for fiscal 2011 from fiscal 2010. For fiscal 2011, this increase in net income was attributable to an increase in revenues and related gross profits, offset by an increase in operating expenses, a decrease in other income and an increase in provision for income taxes. This translates to basic net income per common share of $4.94 and $5.14, and diluted net income per common share of $4.90 and $5.01, for fiscal 2011 and fiscal 2010, respectively.

Comprehensive Income. For fiscal 2011, we reported unrealized gain on foreign currency translation of $2,234,499 as compared to $187,809 for fiscal 2010 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the Chinese Renminbi. The accompanying consolidated financial statements have been translated and presented in U.S. dollar using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $11,960,859 and $8,460,867 for fiscal 2011 and fiscal 2010, respectively.

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

At June 30, 2011, we had a cash balance of $242,238, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

Our working capital increased by $6,016,763  to $5,477,421 at June 30, 2011 from a working capital deficit balance of $539,342 at June 30, 2010. This increase in working capital is primarily attributable to:

•	An increase in other receivables, net of allowance for doubtful accounts, of $89,434,

•	A decrease in loans payable – current portion, of $2,542,482 due to the repayments made for outstanding bank loans in fiscal 2011,

•	A decrease in accounts payable of $818,749 due to the repayments made in fiscal 2011,

•	A decrease in due to related parties of $216,935,

•	A decrease in accrued liabilities of $429,467 primarily due to the refunds for construction performance deposit,

•	A decrease in taxes payable of $2,259,284 due to the payments made to tax authorities in fiscal 2011,

•	A decrease in advances from customers of $144,670,

•	A decrease in derivative liability of $568,917 due to the fair value fluctuation of warrants, and

•	A decrease in billings in excess of costs and estimated earnings of $90,205,

Offset by:

•	A decrease in notes receivable on sales type lease – current portion, of $578,294 mainly due to the collection of installments from Chemistry School,

•	A decrease in prepaid expenses of $181,573, and

•	A decrease in real estate held for sale of $367,009 due to the sales of real estate units made in fiscal 2011.

Our balance sheet at June 30, 2011 reflects loans payable to third parties of $5,159,345 due through June 2014 which were working capital loans made to the Jin Ma Companies by third parties. These loans bear annual interest rates ranging from 16.32% to 24.00% and are due between August 2011 and June 2014. Of this amount, approximately $4.6 million is secured by the assets of the Jin Ma Hotel which matures on various dates until June 2014 and the remaining balances are unsecured. These loans generally can be renewed with the respective parties when the loans mature.

The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash flow provided by operations and from the collections of outstanding accounts receivable and notes receivable balances. We are confident that we will collect all outstanding accounts receivable and notes receivable on a timely basis. Upon acquiring land for future developments, the Jin Ma Companies intend to raise funds to develop its projects by the presale of units and by obtaining financing mainly from local banking institutions with which it has done business in the past. We also expect to fund projects through related party advances and from progress billings.

We believe that the relationships with these banks are in good standing and that the Jin Ma Companies’ real estate will secure the loans needed.

We believe that the Jin Ma Companies will have sufficient cash flow from their operations to satisfy their working capital needs for the next 12 months.  Jin Ma Companies are dependent upon the continued growth of their operations and prompt payment of outstanding receivables by their customers to ensure that they have sufficient cash for their operations. However, any delay in the collection of the receivables or from collections from the sale of real estate units would have an adverse effect on their ability to fund their working capital requirements.

We require working capital to pay general and administrative expense, including audit, legal and related fees, associated with our reporting obligations under the Securities Exchange Act of 1934. Other than the management fees which are due us by the Jin Ma Companies, we do not presently have any other source of working capital. At June 30, 2011, we were owed approximately $31.3 million by the Jin Ma Companies. We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during fiscal 2011, if the quarterly service fees due us under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Operating Activities

Net cash flow used in operating activities was $2,676,806 for fiscal 2011 as compared to net cash provided by operating activities of $297,028 for fiscal 2010, an increase in outflow of $2,973,834.

For fiscal 2011, net cash flow used in operating activities was primarily attributable to:

•

changes in operating assets and liabilities consisting of an increase in accounts receivable, net of allowance for doubtful accounts, of $4,572,780, an increase in construction in progress of $6,162,748 mainly due to the payments made for land use rights for future real estate projects in fiscal 2011, a decrease in accounts payable and accrued liabilities of $1,364,483 primarily due to the payments made for accounts payable and refunds made for a construction performance deposit, a decrease in taxes payable of $2,268,828 due to the payments made to tax authorities in fiscal 2011, a decrease in advances from customers of $148,418, and the effect of non-cash items such as bad debt recovery of $224,351 due to the collections on aged receivable previously written off, a gain on change in fair value of derivative liabilities of $568,917 due to the fair value fluctuation of warrants;

Offset by:

•	net income of $9,726,360 and adjustments to net income for the add back of non-cash items such as depreciation of $796,429, stock-based compensation and fees of $235,487, and

•

Changes in operating assets and liabilities consisting of a decrease in notes receivable of $1,454,967 mainly due to collections on installments of Chemistry School, a decrease in prepaid expenses of $183,412 and a decrease in real estate held for sale of $376,518.

For fiscal 2010, net cash flow provided by operating activities was primarily due to:

❖

net income of $8,273,058 adjusted for the add-back of non-cash items such as depreciation of $775,715, stock-based compensation and fees of $322,500, common stock issued for interest of $76,114, and interest expense from amortization of debt discount of $2,183,000, and the reduction of net income for non-cash items such as bad debt recovery of $104,052, gain on sale of land use right and property of $350,885, gain on extinguishment of derivative liabilities of $2,111,506, and a gain on change in fair value of derivative liabilities of $1,756,959 and;

❖	the receipt of cash from operations from changes in operating assets and liabilities such as:

➢	a decrease in accounts receivable of $4,107,942 due to the collection of outstanding balances on completed construction projects;

➢	a decrease in note receivable of $314,044 due to the collections of annual payment due;

➢	a decrease in other receivables of $1,249,521due to the collection of funds due from the sale of land use rights;

➢	a decrease in prepaid land use rights held for sale of $2,418,255 due to the refund of this deposit;

❖	offset by the use of cash from changes in operating assets and liabilities such as:

➢	an increase in construction in progress of $10,660,340 and;

➢	a decrease in accounts payable and accrued liabilities of $4,453,158

Investing Activities

Net cash flow used in investing activities was $166,937 for fiscal 2011 as compared to cash provided by investing activities of $2,004,704 for fiscal 2010. For fiscal 2011, we spent cash of $166,937 on purchase of property and equipment. For fiscal 2010, cash provided by investing activities consisted of proceeds from sale of land use right of $2,194,051 offset by $189,347 cash used for purchase of property and equipment.

Financing Activities

Net cash flow provided by financing activities was $2,782,777 for fiscal 2011 which was attributable to proceeds from loans payable of $7,533,921 and proceeds from contribution of registered capital of VIEs of $1,506,784 offset by repayment of loans payable of $6,034,671 and repayment to related party of $223,257. Net cash flow used in financing activities was $2,103,850 for fiscal 2010 which was attributable to repayment of loans payable of $1,383,130 and repayment of convertible debt of $983,550 offset by proceeds from advances from related party of $262,830.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Jin Ma Real Estate guarantees a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For fiscal 2011 and fiscal 2010, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

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

The following table summarizes the Jin Ma Companies’ contractual obligations as of June 30 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total	Less than 1 year	1 -3 years	4 -5 years	5 years+
Contractual Obligations:
Bank and other third-parties indebtedness	$5,159,345	$549,196	$4,610,149	$—	$—
Total Contractual Obligations:	$5,159,345	$549,196	$4,610,149	$—	$—

Off-balance Sheet Arrangements

Neither we nor the Jin Ma Companies have entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties other than the guarantee of mortgages for Jin Ma Real Estate’s customers in the normal course of business. For fiscal 2011 and fiscal 2010, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not incurred any losses related to the guarantee of mortgages. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of disclosure controls and procedures at June 30, 2011 under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Messrs. Yang and Wasserman concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During the assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, management identified material weaknesses related to:

1.  Accounting and Finance Personnel Weaknesses - US GAAP expertise - All accounting functions for our company are performed by the accounting department at the Jin Ma Companies.  The staff in the accounting department does not have extensive experience with U.S. GAAP, and lacks the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation.  Although the accounting staff is experienced in accounting requirements and procedures generally accepted in the PRC, management determined that the lack of expertise in U.S. GAAP-based reporting constitutes a material weakness in internal control over financial reporting.

2.  Insufficient segregation of duties in the financial reporting process– As a result of lack of accounting staff with adequate US GAAP expertise, the Company was unable to meet the segregation of duties requirements in the US GAAP reporting process to ensure proper review and approval functions.

As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In order to correct the foregoing material weaknesses, our chief financial officer has provided training to our internal accounting staff on US GAAP and financial reporting requirements.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Positions held:
Liankuan Yang	55	Chief Executive Officer, President, and Chairman of the Board of Directors
Adam Wasserman	47	Chief Financial Officer
Mingguo Wang	51	Director
Wen Biao Wang	47	Director
Guohui Song	72	Director
Yang Yang	29	Vice President, Director

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

Adam Wasserman. Mr. Wasserman has served as our Chief Financial Officer since July 9, 2007. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has served as the chief financial officer of Transax International Limited since May 2005, chief financial officer of Oriental Dragon Corp, (formerly Emerald Acquisition Corp) since June 2010, and as the vice president of financial reporting of China Wind Systems, Inc., both clients of CFO Oncall, Inc.   Mr. Wasserman currently serves as a member of the boards of directors for China Direct Industries, Inc. (NasdaqGM: CDII) and Bohai Pharmaceuticals Group, Inc. (OTCBB: BOPH) since January 2010 and July 2010, respectively. Mr. Wasserman has also served as the chief financial officer of Relationserve, Inc. (August 2005 to June 2006), Lotus Pharmaceuticals Inc. (October 2006 until April 2009), Explorations Group Inc. (January 2002 until December 2005), and other companies, all client companies of CFO Oncall, Inc. From June 1991 to November 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants and is the treasurer and an executive board member of Gold Coast Venture Capital Association.

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

Guohui Song. Mr. Song has been a member of our Board of Directors since July 14, 2010. Mr. Song brings over 50 years of accounting and corporate financial management to the company. For 20 years, he served as the Deputy Director of the Hohhot Finance Agency and Director of Hohhot Accounting Agency. Mr. Song currently serves as a consultant to an Inner Mongolia Tianjin accounting firm.

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

Director Qualification

The composition of our Board of Directors is a combination of members of the Jin Ma Companies’ management and non-management directors.  The Nominations and Governance Committee believes a board of directors composed of individuals with operational responsibilities and non-management directors whose various professional experiences are complimentary to the management directors provides balance and objectivity.  The management directors include Chairman Yang, Mr. Wen Biao Wang and Ms. Yang.  Chairman Yang, as the founder of the Jin Ma Companies, has a comprehensive understanding of the operations of each of the Jin Ma Companies and their inter-company integration.  Our Board believes that his perspective assists the Board in achieving a greater understanding of the overall company operations, risks and opportunities.  Ms. Yang and Mr. Wen Biao Wang provide more specific insights into the operations and opportunities of those entities which are each crucial segments of the Jin Ma Companies.  The two non-management directors, Messrs. Mingguo Wang and Guohui Song, each possess various skills and attributes which are complementary to the operational experience of the management directors.  Mr. Mingguo Wang has operational experience in a PRC company and Mr. Guohui Song has significant experience in accounting and corporate finance management in the PRC. In addition to the each of the individual skills and backgrounds, the Nominations and Governance Committee and our Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Consulting Arrangement with CFO Oncall, Inc.

In July 2007 we engaged CFO Oncall, Inc., a U.S. based firm that provides outsourced chief financial officer/controller services to public companies, to assist us assembling our annual and quarterly financial statements, as well as to assist our management in the preparation of our financial statements. Under the terms of the engagement Mr. Adam Wasserman, a principal of CFO Oncall, Inc., serves as our Chief Financial Officer. We pay this firm on an hourly basis as billed monthly. In each of fiscal 2011 and fiscal 2010, we paid CFO Oncall, Inc. $100,000 as compensation for its services.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during fiscal 2011 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2011, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during fiscal 2011, except as follows:

•	Mr. Liankuan Yang did not timely file four Form 4s, each reporting one transaction,

•	Mr. Adam Wasserman did not timely file four Form 4s, each reporting one transaction, and

•	Mr. Bud Robyn, a former member of our Board of Directors, did not timely file one Form 4 reporting one transaction.

These delinquent reports mentioned above have been filed before the filing date of this report.

In addition, certain or our executive officers and directors have also failed to timely file the following reports, which such reports remain outstanding as of the date hereof:

•	Mr. Gregory Wolfson, a former member of our Board of Directors, did not timely file two Form 4s, each reporting one transaction,

•	Mr. Mingguo Wang did not timely file two Form 4s, each reporting one transaction,

•	Mr. Wenbiao Wang did not timely file two Form 4s, each reporting one transaction,

•	Ms Yang Yang did not timely file two Form 4s, each reporting one transaction, and

•	Mr. Guohui Song did not timely file one Form 4 reporting one transaction.

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

Board of Directors Committee Membership

Director	Audit Committee Member	Compensation Committee Member	Nominations and Governance Committee Member
Mingguo Wang		√	√
Guohui Song	√	√

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

•	all individuals serving as our principal executive officer or acting in a similar capacity during the year ended June 30, 2011,

•	our two most highly compensated named executive officers at June 30, 2011 whose annual compensation exceeded $100,000, and

•

up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at June 30, 2011.

The value attributable to any option awards, if any, is computed in accordance with FASB ASC Topic 718. In fiscal 2011 and fiscal 2010, we did not grant any option to executive officers or directors.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Liankuan Yang, (1)	2011	180,000	0	525	0	0	0	26,218	206,743
	2010	180,000	0	1,875	0	0	0	38,680	220,555

Adam Wasserman (2)	2011	50,000	0	50,000	0	0	0	0	100,000
	2010	50,000	0	50,000	0	0	0	0	100,000

(1)    Mr. Yang has served as our Chief Executive Officer and President since July 10, 2007. Mr. Yang’s fiscal 2011 compensation includes 750 shares of our common stock valued at $525 issued to him as compensation for his Board services.  Mr. Yang’s other compensation includes $26,218 which represents salary paid by the Jin Ma Companies for service rendered. Mr. Yang’s fiscal 2010 compensation includes 750 shares of our common stock valued at $1,875 issued to him as compensation for his Board services.  In fiscal 2010, Mr. Yang’s other compensation includes $38,680 which represents car allowances and personal expenses paid on his behalf by the Jin Ma Companies.

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

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options; stock that has not vested; or equity incentive plan awards held by any named executive officer outstanding as of June 30, 2011.

Compensation of Directors

We do not have standard arrangements regarding the compensation paid to members of our Board of Directors.  The following table provides the amounts paid in fiscal 2011 to our Board members for their services, other than the compensation paid to Mr. Yang which is included earlier in this report under Summary Annual Compensation Table.

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)(1)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Yang Yang (2)	0	525	0	0	0	7,784	8,309
Mingguo Wang (3)	0	525	0	0	0	6,781	7,306
Wen Biao Wang (4)	0	525	0	0	0	13,359	13,884
Guohui Song	0	525	0	0	0	0	525
Gregory Wolfson (5)	0	525	0	0	0	0	525
Noel Robyn (6)	0	2,588	0	0	0	0	2,588

(1)    The amounts included in the “Stock Awards” column represent the fair market value of 750 shares of our common stock issued to each of Ms. Yang and Messrs. Wang, Wang, Song, Wolfson and Robyn as compensation for their services on our Board of Directors.

(2)    All other compensation for Ms. Yang includes salary paid by the Jin Ma Companies for services rendered.

(3)    All other compensation for Mr. Wang includes consulting fees paid by Jin Ma Companies for services rendered.

(4)    All other compensation for Mr. Wang includes salary paid by Jin Ma Companies for services rendered.

(5)    Effective July 1, 2011, Mr. Wolfson resigned from his position.

(6)    Effective July 1, 2011, Mr. Robyn resigned from his position.

2007 Equity Compensation Plan

On October 25, 2007 our Board of Directors adopted our 2007 Equity Compensation Plan. The purpose of the 2007 Equity Compensation Plan is to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The issuance of grants under the 2007 Equity Compensation Plan will be made to persons who are closely related to us and who provide bona fide services to us in connection with our business. Under Federal securities laws, these services cannot be in connection with the offer of sale of our securities in a capital raising transaction nor directly or indirectly promote or maintain a market for our securities. We have currently reserved 3,000,000 of our authorized but unissued shares of common stock for issuance under the 2007 Equity Compensation Plan. As of September 29, 2011, we have not made any grants under the 2007 Equity Compensation Plan.

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

At September 23, 2011, we had 2,165,275 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of September 23, 2011 by:

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class
Liankuan Yang (1)	852,844	39.39%
Adam Wasserman (2)	67,569	3.12%
Mingguo Wang	3,000	*
Wenbiao Wang	3,000	*
Guohui Song	4,250	*
Yang Yang	115,500	5.33%
All officers and directors as a group (six persons) (1) (2)	1,046,163	48.32%
Runlan Ma (3)	112,500	5.20%
Xinkuan Yang (4)	93,750	4.33%
Zhanjun Yang (5)	75,000	3.46%
Yongjun Yang (6)	75,000	3.46%
Yonggang Zhao (7)	75,000	3.46%

* Represents less than one percentage (1%).

Applicable percentage ownership is based on 2,165,275 shares of common stock as of September 23, 2011.

(1)    Mr. Yang’s holdings include 534,094 shares beneficially owned by him and an aggregate of 318,750 shares held by Messrs. Xinkuan Yang, his brother, and Messrs. Zhanjun Yang, Yongjun Yang and Yonggang Zhao, his nephews, over which he has significant influence and may direct the voting. Mr. Yang’s holdings exclude the holdings of his wife, Ms. Ma, over which he disclaims beneficial ownership.

(2)    Mr. Wasserman’s address is 1643 Royal Grove Way, Weston, Florida 33327. Mr. Wasserman’s holdings include 12,056 shares beneficially owned by him and 55,513 shares held by CFO Oncall Asia, Inc., over which he has significant influence and may direct the voting.

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

(7)    Mr. Zhao’s address is No. 13, Bayan Wusu Community, Edros Road, Yuquan District, Hohhot, Inner Mongolia, China.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of June 30, 2011.

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

From time to time, Inner Mongolia Jin Ma Group Ltd. (also known as Inner Mongolia Gold Horse Industry Group) and its subsidiaries, owed by our CEO, advanced funds to the Jin Ma Companies for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At June 30, 2011, the Jin Ma Companies owed Inner Mongolia Jin Ma Group Ltd. $13,518.

During fiscal 2011 and fiscal 2010,the Jin Ma Companies paid rent of $52,666 and $51,125, respectively, to Inner Mongolia Jin Ma Group Ltd. for employee dormitory apartments.

Director Independence

Our board of directors has determined that it has two members, Messrs. Guohui Song and Mingguo Wang that are “independent” as the term is used in NYSE Amex Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that we paid or accrued for audit and other services provided by Crowe Horwath (HK) CPA Limited and AGCA, Inc. for fiscal years 2011 and 2010, respectively.

	Years Ended June 30,
Category	2011	2010
Audit Fees (1)	$75,339	$62,165
Audit Related Fees (2)	20,342	19,746
Tax Fees (3)	0	0
All Other Fees (4)	0	0

(1)    Consists of fees billed or accrued for the audits of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)    Consists of fees for the review of the financial statements included in our quarterly reports for fiscal years of 2011 and 2010.

(3)    Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)    The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent accountants. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and review fees paid to the auditors with respect to fiscal year 2011 were pre-approved by the entire Board of Directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Description
2.1	Stock Purchase Agreement and Share Exchange by and among Segway III Corp. and Speedhaul Incorporated effective October 15, 2004 (7)
2.2	Share Exchange Agreement dated June 29, 2007, among Speedhaul Holdings, Inc., Gold Horse International, Inc. and the shareholders of Gold Horse International, Inc.(4)
3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment to the Certificate of Incorporation (2)
3.4	Text of Amendments to Bylaws (4)
3.5	Certificate of Domestication as filed with the Secretary of State of Florida (5)
3.6	Articles of Amendment to the Articles of Incorporation (16)
3.7	Translated amended Certificate of Business License for Jin Ma Real Estate dated June 20, 2011 **
4.1	Form of 10% secured convertible debenture (9)
4.2	Form of common stock purchase warrant (9)
4.2	Form of Amended and Restated 14% Secured Convertible Debenture due March 31, 2010 (9).
10.1	Consulting agreement with GEP Capital Group Ltd. (12)
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

10.22	Investment Agreement between Inner Mongolia Jin Ma Construction Co., Ltd., Erlianhot HengYuan Wind Power Co., Ltd. and Inner Mongolia TianWei Wind Energy Equipment Co., Ltd. (8)
10.23	Construction Contract dated November 28, 2007 between Jin Ma Real Estate and Jin Ma Construction (9)
10.24	Repayment agreements between Inner Mongolia Jin Ma Group and Jin Ma Construction and Jin Ma Hotel (10) 10.24 Form of Debenture and Warrant Amendment Agreement dated May 18, 2009 (11)
10.25	Form of Letter Agreement dated June 26, 2009 with the debenture holders (11)
10.26	Debenture and Warrant Amendment Agreement dated May 14, 2010 (13)
10.27	Director’s Agreement with Noel “Bud” Robyn dated June 21, 2010 (14)
10.28	Translated loan agreement between Jin Ma Hotel and Hohhot Jingu Rural Cooperative Bank, Yuquan Branch dated June 2. 2011 **
14.1	Code of Financial Ethics (3)
14.2	Audit Committee Charter dated July 14, 2010 (16)
14.3	Nomination and Governance Charter dated July 14, 2010 (16)
16.1	Letter from AGCA, Inc. dated July 28, 2010 (15)
21.1	Subsidiaries of the Registrant (2)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer **
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer **
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Chief Financial Officer **

**	filed herewith

(1)	Incorporated by reference to the exhibit filed to the Registration Statement on Form SB-2, as amended, SEC File No. 333-131534.
(2)	Incorporated by reference to the exhibit filed to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.
(3)	Incorporated by reference to the exhibit filed to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(4)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on July 9, 2007.
(5)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on November 13, 2007.
(6)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on October 31, 2007.
(7)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on December 23, 2004.
(8)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on June 9, 2008.
(9)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 148827, as amended, as declared effective on August 11, 2008.
(10)	Incorporated by reference to the exhibit filed to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as filed on October 6, 2008.
(11)	Incorporated by reference to the exhibit filed to the Current Report on Form 8-K as filed on July 6, 2009.
(12)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended December 31, 2009.
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(14)	Incorporated by reference to the Current Report on Form 8-K as filed on June 24, 2010.
(15)	Incorporated by reference to the Current Report on Form 8-K as filed on July 30, 2010.
(16)	Incorporated by reference to the Current Report on Form 8-K as filed on September 10, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD HORSE INTERNATIONAL, INC.

September 28, 2011	By:	/s/ Liankuan Yang Liankuan Yang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liankuan Yang	Chief Executive Officer and Director, principal executive officer	September 28, 2011
Liankuan Yang

/s/ Adam Wasserman	Chief Financial Officer, principal financial and accounting officer	September 28, 2011
Adam Wasserman

/s/Mingguo Wang	Director	September 28, 2011
Mingguo Wang

/s/ Wen Biao Wang	Director	September 28, 2011
Wen Biao Wang

/s/ Yang Yang	Vice President, Director	September 28, 2011
Yang Yang

/s/ Guohui Song	Director	September 28, 2011
Guohui Song

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2011 and 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gold Horse International, Inc.

We have audited the accompanying consolidated balance sheets of Gold Horse International, Inc. (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the consolidated financial statements were prepared in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities.

/s/ Crowe Horwath (HK) CPA Limited

Crowe Horwath (HK) CPA Limited

Hong Kong, China

September 28, 2011

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of June 30,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$242,238	$290,640
Restricted cash	20,458	19,356
Accounts receivable, net	7,938,821	7,912,119
Notes receivable on sales type lease - current portion	572,039	1,150,333
Inventories	73,201	64,007
Prepaid expenses	28,427	210,000
Other receivables, net	114,403	24,969
Cost and estimated earnings in excess of billings	130,928	93,879
Real estate held for sale	—	367,009
Deferred tax assets	225,519	267,668

Total Current Assets	9,346,034	10,399,980

Property and equipment, net	8,542,010	8,727,796
Construction in progress	25,148,978	12,860,646
Notes receivable on sales type lease - net of current portion	15,844,259	15,853,319

Total Assets	$58,881,281	$47,841,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable - current portion	$549,196	$3,091,678
Accounts payable	2,703,281	3,522,030
Due to related parties	13,518	230,453
Accrued liabilities	403,130	832,597
Taxes payable	114,775	2,374,059
Advances from customers	—	144,670
Derivative liability	84,713	653,630
Billings in excess of costs and estimated earnings	—	90,205

Total Current Liabilities	3,868,613	10,939,322

Loans payable - net of current portion	4,610,149	345,152

Total Liabilities	8,478,762	11,284,474

Commitments (Note 17)	—	—

Stockholders' Equity:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.0001 par value; 300,000,000 shares authorized; 2,158,244 and 1,934,878 shares issued and outstanding at June 30, 2011 and 2010, respectively)	216	193
Additional paid-in capital	7,464,917	7,127,577
Non-controlling interest in variable interest entities	7,642,344	6,095,314
Retained earnings	27,343,397	18,213,466
Statutory reserve	3,066,583	2,470,154
Accumulated other comprehensive income	4,885,062	2,650,563

Total Stockholders' Equity	50,402,519	36,557,267

Total Liabilities and Stockholders' Equity	$58,881,281	$47,841,741

See accompanying notes to consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Years Ended June 30,
	2011	2010
NET REVENUES
Construction	$40,990,034	$37,496,002
Hotel	3,046,914	3,086,553
Real estate	32,463,687	10,331,004

Total Revenues	76,500,635	50,913,559

COST OF REVENUES
Construction	35,222,201	32,311,960
Hotel	1,794,737	1,965,973
Real estate	25,761,636	6,465,472

Total Cost of Revenues	62,778,574	40,743,405

GROSS PROFIT	13,722,061	10,170,154

OPERATING EXPENSES:
Other hotel operating expenses	224,063	89,292
Bad debt recovery	(224,351)	(102,704)
Salaries and employee benefits	875,084	908,590
Depreciation	796,429	775,715
Selling, general and administrative	692,750	516,230

Total Operating Expenses	2,363,975	2,187,123

INCOME FROM OPERATIONS	11,358,086	7,983,031

OTHER INCOME (EXPENSES):
Other income	6,848	—
Gain on extinguishment of derivative liabilities	—	2,111,506
Gain on change in fair value of derivative liabilities	568,917	1,756,959
(Loss) gain on sale of land use rights and property and equipment	(1,929)	350,885
Interest income	1,566,116	1,274,999
Interest expense	(522,743)	(2,864,685)

Total Other Income	1,617,209	2,629,664

INCOME BEFORE PROVISION FOR INCOME TAX	12,975,295	10,612,695

PROVISION FOR INCOME TAXES	3,248,935	2,339,637

NET INCOME	$9,726,360	$8,273,058

COMPREHENSIVE INCOME:
Net income	$9,726,360	$8,273,058

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	2,234,499	187,809

COMPREHENSIVE INCOME	$11,960,859	$8,460,867

NET INCOME PER COMMON SHARE:
Basic	$4.94	$5.14
Diluted	$4.90	$5.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,968,507	1,608,685
Diluted	1,984,075	1,651,520

See accompanying notes to consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2011 and 2010
(AMOUNTS EXPRESSED IN US DOLLAR)

	Common Stock		Additional	Non-Controlling Interest in Variable		Accumulated Other		Total
	Number		Paid-in	Interest	Retained	Statutory	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Entities	Earnings	Reserve	Income	Equity

Balance, June 30, 2009	1,316,715	$132	$6,883,300	$6,095,314	$12,866,842	$2,040,899	$2,462,754	$30,349,241

Reclassification of warrants and conversion options to derivative liabilities	—	—	(2,183,000)	—	(2,497,179)	—	—	(4,680,179)

Shares issued for convertible debt	325,467	32	1,199,418	—	—	—	—	1,199,450

Shares issued for current and future services	192,446	19	780,481	—	—	—	—	780,500

Shares issued for payments of interest and penalty	81,556	8	266,269	—	—	—	—	266,277

Shares issued for warrants exercise	18,694	2	(2)	—	—	—	—	—

Interest expense from reduction of warrants exercise price	—	—	23,027	—	—	—	—	23,027

Adjustment to statutory reserve	—	—	—	—	(429,255)	429,255	—	—

Reclassification of derivative liability upon warrant exercise	—	—	158,084	—	—	—	—	158,084

Foreign currency translation adjustment	—	—	—	—	—	—	187,809	187,809

Net income for the year	—	—	—	—	8,273,058	—	—	8,273,058

Balance, June 30, 2010	1,934,878	193	7,127,577	6,095,314	18,213,466	2,470,154	2,650,563	36,557,267

Shares issued for services	223,285	23	306,152	—	—	—	—	306,175

Warrants issued for service	—	—	31,188	—	—	—	—	31,188

Shares issued for adjustments for 1:40 reverse split	81	—	—	—	—	—	—	—

Increase in registered capital	—	—	—	1,547,030	—	—	—	1,547,030

Adjustment to statutory reserve	—	—	—	—	(596,429)	596,429	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	2,234,499	2,234,499

Net income for the year	—	—	—	—	9,726,360	—	—	9,726,360

Balance, June 30, 2011	2,158,244	$216	$7,464,917	$7,642,344	$27,343,397	$3,066,583	$4,885,062	$50,402,519

See accompanying notes to consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Years Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,726,360	$8,273,058
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	796,429	775,715
Stock-based compensation and fees	235,487	322,500
Common stock issued for interest	—	76,114
Bad debt recovery	(224,351)	(104,052)
Interest expense from amortization of debt discount	—	2,183,000
Interest expense from warrant exercise reduction	—	23,027
Warrants issued for service	31,188	—
Loss (gain) on sale of land use rights and property	1,929	(350,885)
Gain on extinguishment of derivative liabilities	—	(2,111,506)
Gain on change in fair value of derivative liabilities	(568,917)	(1,756,959)
Changes in assets and liabilities:
Restricted cash	(68)	—
Accounts receivable	(4,572,780)	4,107,942
Notes receivable	1,454,967	314,044
Inventories	(5,631)	(35,873)
Other receivables	(41,994)	1,249,521
Advance to suppliers	(1,125)	200,228
Prepaid expenses	183,412	—
Costs and estimated earnings in excess of billings	(31,211)	(76,935)
Real estate held for sale	376,518	(365,502)
Construction in progress	(6,162,748)	(10,660,340)
Prepaid land use rights held for sale	—	2,418,255
Accounts payable and accrued liabilities	(1,364,483)	(4,453,158)
Taxes payable	(2,268,828)	318,950
Advances from customers	(148,418)	(102,408)
Billings in excess of costs and estimated earnings	(92,542)	52,292
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,676,806)	297,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of land use right	—	2,194,051
Purchase of property and equipment	(166,937)	(189,347)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(166,937)	2,004,704

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(6,034,671)	(1,383,130)
Proceeds from loans payable	7,533,921	—
Proceeds from contribution of registered capital	1,506,784	—
Repayment to related party	(223,257)	262,830
Repayment of convertible debt	—	(983,550)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,782,777	(2,103,850)

EFFECT OF EXCHANGE RATE ON CASH	12,564	(20)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(48,402)	197,862

CASH AND CASH EQUIVALENTS - beginning of year	290,640	92,778

CASH AND CASH EQUIVALENTS - end of year	$242,238	$290,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$440,548	$968,753
Income taxes	$3,853,700	$3,117,110

Non-cash activities:
Note receivable exchanged for construction in progress	$—	$8,425,169
Accounts receivable exchanged for construction in progress	$5,138,134	$—
Common stock issued for prior and future service	$70,688	$458,000
Common stock issued for conversion of convertible debt	$—	$1,199,450
Common stock issued for accrued interest and penalties	$—	$190,163
Reclassification of warrants and conversion options to derivative liabilities	$—	$4,680,179

See accompanying notes to consolidated financial statements

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

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

Gold Horse Nevada owns 100% of Global Rise International, Limited (“Global Rise”), a Cayman Islands corporation incorporated on May 9, 2007. Through Global Rise, Gold Horse Nevada  operates, controls and beneficially owns the construction, hotel and real estate development businesses in China under a series of contractual arrangements (the “Contractual Arrangements”) with Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”), Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) and Inner Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”) (collectively referred to as the “Jin Ma Companies”). Other than the Contractual Arrangements with the Jin Ma Companies, the Company, Gold Horse Nevada or Global Rise has no business or operations. The Contractual Arrangements are discussed below.

On October 10, 2007, the Company established Inner Mongolia (Cayman) Technology & Development Ltd. ("IMTD"), a wholly-foreign owned enterprise incorporated in the PRC and wholly-owned subsidiary of Global Rise.

The relationship among the above companies is as follows:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization (continued)

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

PRC law currently places certain limitations on foreign ownership of Chinese companies. To comply with these foreign ownership restrictions, the Company, through its wholly-owned subsidiary, Global Rise, operates its business in China through the Jin Ma Companies, each of which is a limited liability company headquartered in Hohhot, the capital city of the Autonomous Region of Inner Mongolia in China, and organized under PRC laws. Each of the Jin Ma Companies has the relevant licenses and approvals necessary to operate the Company’s businesses in China and none of them is exposed to liabilities incurred by the other party. Global Rise has Contractual Arrangements with each of the Jin Ma Companies and their shareholders (collectively the Jin Ma Companies Shareholders”) pursuant to which Global Rise provides business consulting and other general business operation services to the Jin Ma Companies. Through these Contractual Arrangements, Global Rise also has the ability to control the daily operations and financial affairs of the Jin Ma Companies, appoint each of their senior executives and approve all matters requiring shareholder approval. As a result of these Contractual Arrangements, which enable Global Rise to control the Jin Ma Companies, the Company is considered the primary beneficiary of the Jin Ma Companies. Accordingly, the Company consolidates the Jin Ma Companies' results, assets and liabilities in its financial statements.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization (continued)

Inner Mongolia Jin Ma Hotel Co. Ltd.

Jin Ma Hotel was founded in 1999 and formally registered in April 2004 as a limited liability company in Hohhot City.  Jin Ma Hotel presently owns, operates and manages the Inner Mongolia Jin Ma Hotel (the “Hotel”), a 22-room full service hotel with a restaurant and banquet facilities situated in Hohhot City, approximately 15 kilometers from the Hohhot Baita Airport.

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

Consulting Services Agreements.  Pursuant to the exclusive Consulting Services Agreements with each of the Jin Ma Companies, the Company, through its subsidiary, Global Rise, exclusively provides to the Jin Ma Companies general business operations services and consulting services as well as general business operation advice and strategic planning (the “Services”). Each of the Jin Ma Companies agreed to pay a quarterly consulting service fees in Renminbi (“RMB”) to Global Rise that is equal to all of its net profit for such quarter. However, the Jin Ma Companies have never remitted these fees to the Company and are retaining the funds for operating capital. At June 30, 2011 the Company was owed $31.3 million by the Jin Ma Companies.

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
For the Years Ended June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of presentation

Equity Pledge Agreements. Under the Equity Pledge Agreements, the shareholders of the Jin Ma Companies pledged all of their equity interests in the Jin Ma Companies to Global Rise to guarantee the Jin Ma Companies' performance of their obligations under the exclusive consulting services agreements. If the Jin Ma Companies or its shareholders breach their respective contractual obligations, Global Rise, as pledgee, is entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of the Jin Ma Companies also agreed that upon occurrence of any event of default, Global Rise will be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the shareholders of the Jin Ma Companies to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Global Rise may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of the Jin Ma Companies agreed not to dispose of the pledged equity interests or take any actions that would prejudice the Company’s interest. The equity pledge agreement will expire two (2) years after the Jin Ma Companies' obligations under the exclusive consulting services agreements have been fulfilled.

Option Agreements. Under the Option Agreements, the shareholders of the Jin Ma Companies irrevocably granted the Company or its assignee an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in the Jin Ma Companies for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Global Rise, or its assignee, has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years and may be extended prior to its expiration by written agreement of the parties.

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  Significant estimates for the years ended June 30, 2011 and 2010 include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the calculation of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, and the fair values of warrants granted in connection with the issuance of the convertible debt and issued for services.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from July 1, 2009 to June 30, 2011:

	Conversion feature derivative liability	Warrant liability
Balance at July 1, 2009	$—	$—
Recognition of derivative liability	3,224,484	1,455,695
Exercise of warrants	—	(158,084)
Extinguishment of derivative liability upon conversion of debt to equity	(2,111,506)	—
Change in fair value included in earnings	(1,112,978)	(643,981)
Balance at June 30, 2010	—	653,630
Change in fair value included in earnings	—	(568,917)
Balance at June 30, 2011	$—	$84,713

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted cash

Jin Ma Real Estate company is required to maintain certain deposits with banks that provide mortgage loans to Jin Ma Real Estate’s customers in order to purchase residential units from Jin Ma Real Estate. These balances are subject to withdrawal restrictions and totaled $20,458 and $19,356, respectively, as of June 30, 2011 and 2010. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

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

At June 30, 2011 and 2010, the Company’s bank deposits by geographic area were as follows:

Country:	June 30, 2011		June 30, 2010
United States	$1,886	0.8%	$1,043	0.4%
China	240,352	99.2%	289,597	99.6%
Total cash and cash equivalents	$242,238	100.0%	$290,640	100.0%

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

At June 30, 2011 and 2010, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $845,261 and $978,455, respectively, on its total accounts receivable. Management believes that the notes receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required at June 30, 2011 and 2010.

Other receivables are primarily related to advances made to various vendors and other parties in the normal course of business and an allowance was established when those parties are deemed to be unlikely to repay the amounts. At June 30, 2011 and 2010, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $27,871 and $69,171, respectively. At such time as management exhausts all collection efforts, the other receivable balance will be netted against the allowance account. The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the years ended June 30, 2011 and 2010 were as follows:

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivable, notes receivable and other receivables (continued)

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total
Balance – June 30, 2009	$1,002,621	$143,974	$1,146,595
Reductions in allowance	(29,496)	(75,569)	(105,065)
Foreign currency translation adjustments	5,330	766	6,096
Balance – June 30, 2010	$978,455	$69,171	$1,047,626
Reductions in allowance	(180,534)	(43,817)	(224,351)
Foreign currency translation adjustments	47,340	2,517	49,857
Balance – June 30, 2011	$845,261	$27,871	$873,132

Inventories

Inventories, consisting of consumable goods related to the Company’s hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Real estate held for sale

The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At June 30, 2011 and 2010, real estate held for sale amounted to $0 and $367,009, respectively.

Construction in progress

Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expense capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to an appropriate asset such as real estate held for sale. Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. Construction in progress are classified in the balance sheets as current or non-current based on whether or not the sale of units of respective projects are expected to take place within 12 months of the balance sheet date. As of June 30, 2011 and 2010, construction in progress amounted to $25,148,978 and $12,860,646, respectively, and was included in long-term assets.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Additions and improvements to property and equipment are recorded at cost. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the results of operations in the year of disposition. Maintenance, repairs, and minor renewals are charged directly to expense as incurred. Major additions and betterments to property and equipment accounts are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the years ended June 30, 2011 and 2010.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

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

As of June 30, 2011 and 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the fiscal years ended June 30, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of June 30, 2011 and 2010.

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

Advances from customers

Advances from customers at June 30, 2011 and 2010 of $0 and $144,670, respectively, consist of prepayments from third party customers to the Company for construction and real estate transactions to ensure sufficient funds are available to complete the real estate and construction projects. The Company recognizes the deposits as revenue upon transfer of title to the buyer, in compliance with the Company’s revenue recognition policy.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2011 and 2010, the Company had $84,713 and $653,630, respectively, of derivative liability related to warrants on the balance sheets.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

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

In 2007 and 2008, Jin Ma Real Estate entered into agreements to construct new dormitories as follows:

a)	In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (the “Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion in November 2008, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of RMB 4,800,000 or approximately $743,000 per annum. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 6.12% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of RMB 61,691,138 (approximately $9,544,000). The deferred gain on the sale of the property was approximately $55,000 of which $999 and $914 was recognized in the years ended June 30, 2011 and 2010, respectively, pursuant to the installment method and was reflected in the accompanying consolidated statements of income.

b)	In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry School entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Inner Mongolia Chemistry College (the “Chemistry School”) situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate leased the buildings to the Chemistry School for a period of 20 years. The annual lease payments are RMB 10.62 million (approximately $1.64 million) for 5 years (from fiscal 2010 to fiscal 2014), and RMB 5.42 million (approximately $0.84 million) for 15 years (from fiscal 2015 to fiscal 2029). Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 5.94% and is reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of RMB 84,196,104 (approximately $13 million). The deferred gain on the sale of the property was approximately $4,114,000 of which $592,001 and $72,000, respectively, was recognized in the years ended June 30, 2011 and 2010 pursuant to the installment method and was reflected in the accompanying consolidated statements of income.

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

As of June 30, 2011, the remaining deferred gains for Vocational School and Chemistry School leases of $51,946 and $3,430,517, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. As of June 30, 2010, the remaining deferred gains for Vocational School and Chemistry School leases of $50,291 and $3,833,940, respectively, is reflected as a discount of notes receivable in the accompanying balance sheets. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method (See Note 2).

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

The deferred gains were recognized pursuant to the installment method and were reflected in the accompanying consolidated statements of income as follows:

	For the Years Ended June 30,
	2011	2010
Revenues	$2,047,967	$386,958
Cost of revenues	(1,454,967)	(314,044)
Gross profit recognized	$593,000	$72,914

Jin Ma Real Estate receives annual payments of principal and the related imputed interest from the Vocational School and Chemistry School. During the years ended June 30, 2011 and 2010, the Company allocated the payments received as follows:

	2011	2010
Amount applied to principal balance of notes receivable	$2,047,967	$386,958
Interest income recognized on consolidated statement of income	1,565,405	1,274,604
Total payments received	$3,613,372	$1,661,562

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

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statements of income the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of June 30, 2011 and 2010. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2011 and 2010 were deemed not material.

Warranty policy

In accordance with ASC Topic 450, the Company estimates liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by construction defects and expected material and labor costs to provide warranty replacement products. The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, claims made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the years ended June 30, 2011 and 2010 were immaterial.

Net income per common share

Net income per common share is calculated in accordance with the ASC Topic 260. Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock warrants (using the treasury stock method).

As discussed in Note 1, on September 8, 2010, the Company effected a reverse stock split in a ratio of 40 to 1. The weighted average number of shares for the purpose of calculating the net income per ordinary share has been retroactively adjusted as if the reverse stock split took effect as of the beginning of the earliest period presented.

The following table presents a reconciliation of basic and diluted net income per common share:

	Years Ended June 30,
	2011	2010
Net income used for basic and diluted net income per common share	$9,726,360	$8,273,058
Weighted average common shares outstanding – basic	1,968,507	1,608,685
Effect of dilutive securities:
Unexercised warrants	15,568	42,835
Weighted average common shares outstanding – diluted	1,984,075	1,651,520
Net income per common share – basic	$4.94	$5.14
Net income per common share – diluted	$4.90	$5.01

The Company's aggregate common stock equivalents at June 30, 2011 and 2010 included the following:

	2011	2010

Warrants	204,945	196,195

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation and comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and variable interest entities is the Chinese Renminbi (“RMB”). For the subsidiaries and variable interest entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollar are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended June 30, 2011 and 2010 amounted to $12,564 and $(20), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transactions in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2011 and 2010 were translated at RMB 6.4640 to USD 1 and at RMB 6.8086 to USD 1, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the years ended June 30, 2011 and 2010 were RMB 6.63665 and RMB 6.83667 to USD 1, respectively. In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The Company follows ASC Topic 220 to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended June 30, 2011 and 2010 included net income and foreign currency translation adjustments.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended June 30, 2011 and 2010, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment (See Note 13).

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of the provisions in ASU 2011-04 will have a significant impact on its consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the provisions of this ASU will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 – NOTES RECEIVABLE, NET

Notes receivable, which are attributable to the leasing of the Vocational School and Chemistry School pursuant to a sales-type capital lease, are accounted for using the installment method of accounting as well as original note value. In accordance with ASC Topic 360, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value. Management believes that the notes receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required. At June 30, 2011 and 2010, notes receivable, net consisted of the following:

	June 30, 2011	June 30, 2010
Due in fiscal years ending June 30,
2011	$—	$2,861,153
2012	1,689,320	2,264,783
2013	2,385,520	2,264,783
2014	2,385,520	2,264,783
2015	1,581,064	1,501,043
2016	1,581,064	1,501,043
Thereafter	24,266,708	23,038,510
Notes receivable - gross	$33,889,196	$35,696,098
Less: discount on notes receivable	(13,990,435)	(14,808,215)
Less: deferred gain on sale	(3,482,463)	(3,884,231)
	16,416,298	17,003,652
Notes receivable - current portion, net	(572,039)	(1,150,333)
Notes receivable - long-term, net	$15,844,259	$15,853,319

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 3 – INVENTORIES

At June 30, 2011 and 2010, inventories consisted of the following:

	June 30,
	2011	2010
Consumable goods	$73,201	$64,007

NOTE 4 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at June 30, 2011 and 2010 consisted of:

	June 30,
	2011	2010
Costs incurred on uncompleted contracts	$20,857,673	$23,231,942
Estimated earnings	4,815,489	5,325,326
	25,673,162	28,557,268
Less: billings to date	(25,542,234)	(28,553,594)
	$130,928	$3,674

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	June 30,
	2011	2010
Costs and estimated earnings in excess of billings	$130,928	$93,879
Billings in excess of costs and estimated earnings	—	(90,205)
	$130,928	$3,674

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2011 and 2010, property and equipment consisted of the following:

		June 30,
	Useful life	2011	2010
Office equipment	5 - 8 Years	$614,001	$580,827
Machinery and equipment	5 - 15 Years	7,636,033	7,181,316
Vehicles	10 Years	550,778	480,057
Buildings and building improvements	20 - 50 Years	4,160,806	3,906,155
		12,961,618	12,148,355
Less: accumulated depreciation		(4,419,608)	(3,420,559)
		$8,542,010	$8,727,796

Depreciation of property and equipment is provided using the straight-line method. For the years ended June 30, 2011 and 2010, depreciation expense amounted to $796,429 and $775,715, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 6 – CONSTRUCTION IN PROGRESS

At June 30, 2011 and 2010, construction in progress consisted of the following:

	June 30, 2011	June 30, 2010
Prepaid land use rights and buildings built for Procuratorate Housing Estates (located in Yuquan District, Hohhot City, Inner Mongolia)	$932,888	$885,672
Prepaid land use rights for Wusutu Village land – JinWu project	2,557,675	2,428,224
Prepaid land use rights for Fu Xing Ying land – Beiyuan project	10,055,692	9,546,750
Prepaid land use rights for East Wusutu Village land for future development (a)	11,602,723	—
Total construction in progress (long term)	$25,148,978	$12,860,646

Construction in progress are classified in the balance sheets as current or non-current based on whether or not the sale of units of respective projects are expected to take place within 12 months of the balance sheet date.

(a)     During the year ended June 30, 2011, the Company acquired from a local authority a piece of land in East Wusutu Village for a total cash consideration of $11,602,723, which was fully paid before June 30, 2011. As of June 30, 2011, the relevant formalities had not been completed and no land use right certificate had been issued. Management estimated that the relevant formalities can be completed and the land use right certificate can be issued by December 2011.

NOTE 7 – ACCRUED LIABILITIES

At June 30, 2011 and 2010, accrued liabilities consisted of the following:

	June 30, 2011	June 30, 2010
Accrued interest payable	$331,090	$234,214
Accrued payroll and employees benefit	62,395	152,332
Refundable construction performance deposit	—	440,619
Other	9,645	5,432
	$403,130	$832,597

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following at June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Loans from various credit unions, due on May 10, 2011 with annual interest of 11.16% and secured by the assets of Jin Ma Hotel and repaid in June 2011	$—	$2,908,087
Loans from various unrelated parties, due in September 2010 with annual interest of 18% and unsecured and repaid in October 2010	—	36,718
Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	201,114	190,936
Loans from various unrelated parties, due in August 2011 with annual interest of 18% and unsecured and repaid on due date	38,676	36,718
Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	123,762	117,498
Loan from one unrelated individual, due in March 2012 with annual interest of 24% and unsecured	154,703	146,873
Loan from Bank of Jingu, due on various dates until June 1, 2014 with annual interest of 16.32% and secured by the assets of Jin Ma Hotel	4,641,090	—
Total loans payable	5,159,345	3,436,830
Less: current portion	(549,196)	(3,091,678)
Long term liability	$4,610,149	$345,152

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 8 – LOANS PAYABLE (continued)

For the years ended June 30, 2011 and 2010, interest expense related to these loans amounted to $522,743 and $585,736, respectively.

At June 30, 2011, future maturities of debt were as follows:

Fiscal years ending June 30:
2012 (current liability)	$549,196
2013	433,168
2014	4,176,981
$5,159,345

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes.  These advances are non interest bearing, unsecured and payable on demand.  At June 30, 2011 and 2010, due to related parties consisted of the following:

		June 30,
Name	Relationship	2011	2010
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$13,518	$230,453

Other

During the years ended June 30, 2011 and 2010, the Company paid rent of $52,666 and $51,125 to Inner Mongolia Jin Ma Group Ltd., respectively.

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
For the Years Ended June 30, 2011 and 2010

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

In accordance with the FASB authoritative guidance, the conversion feature of the convertible debt was separated from the host contract and recognized as a derivative instrument. Both the conversion feature of the debt and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of income. The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the warrants as of June 30, 2011 and 2010 using a probability-weighted Black-Scholes-Merton option-pricing model using the following assumptions:

	June 30, 2011	June 30, 2010
Warrants:
Risk-free interest rate	0.19%	1.00%
Expected volatility	147.73%	179.74%
Expected life (in years)	1.42 years	2.42 years
Expected dividend yield	—	—
Fair Value:	$84,713	$653,630

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

As of June 30, 2011 and 2010, the outstanding numbers of warrants related to the convertible debentures were 196,195. At June 30, 2011 and 2010, the Company recorded a derivative liability of $84,713 and $653,630, respectively, related to the warrants. For the years ended June 30, 2011 and 2010, gains from the change in fair value of derivative liabilities were $568,917 and $1,756,959, respectively. For the years ended June 30, 2011 and 2010, gains from the extinguishment of derivative liabilities were $0 and $2,111,506, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 11 – TAXES

Income taxes

The operations of the Company are in China and are governed by the Income Tax Law of the People's Republic of China and local income tax laws (the "PRC Income Tax Law"). The Company is subject to the PRC Income Tax at a rate of 25%.

Gold Horse International, Inc. was incorporated in the United States and has incurred an aggregate U.S. net operating loss of $2,649,000 and $2,073,000 as of June 30, 2011 and 2010, respectively, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears to be remote due to the Company’s continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset related to the U.S. net operating loss carry forward to zero. Management will review this valuation allowance periodically and make adjustments as warranted. Because the Company’s operations are conducted wholly outside of the United States and the Company does not plan to invest earnings in the United States, the Company has not recognized any United States taxes or income taxes in the Cayman Islands.

The table below reconciles the differences between the U.S. statutory federal rate of 34% and the Company’s effective tax rate and as follows for years ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Income before provision for income taxes	$12,975,295	$10,612,695
Income tax at U.S statutory rate of 34%	4,411,600	3,608,316
Non-taxable gain related to derivative liabilities	(193,432)	(1,315,278)
Non-deductible non-cash interest expense	—	750,049
U.S. effective rate in excess of China effective tax rate	(1,165,237)	(854,894)
Other	—	(35,067)
	3,052,931	2,153,126
Increase in valuation allowance	196,004	186,511
Total current income tax provision	$3,248,935	$2,339,637

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at June 30, 2011 and 2010 were as follows:

	June 30, 2011	June 30, 2010
Deferred tax assets:
Allowance for doubtful accounts	$225,519	$267,668
Net operating loss carry forward	900,682	704,678
Total gross deferred tax assets	1,126,201	972,346
Less: valuation allowance	(900,682)	(704,678)
Net deferred tax assets	$225,519	$267,668

The valuation allowance at June 30, 2011 and 2010 was $900,682 and $704,678, respectively. The increase in valuation allowance during the years ended June 30, 2011 and 2010 was $196,004 and $186,511, respectively. Income tax expense for the years ended June 30, 2011 and 2010 amounted to $3,248,935 and $2,339,637, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 11 – TAXES (CONTINUED)

Income taxes (continued)

As of June 30, 2011 and 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended June 30, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of June 30, 2011 and 2010.

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

Taxes payable

At June 30, 2011 and 2010, taxes payable (prepaid) were as follows:

	June 30, 2011	June 30, 2010
Income taxes	$(34,636)	$610,173
Land appreciation taxes	111,085	1,273,698
Business taxes	9,755	395,426
Other	28,571	94,762
Total	$114,775	$2,374,059

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

On September 10, 2009, the Company issued 76,375 shares of its common stock to officers and directors of the Company for services rendered by them.  The shares were valued at $4.00 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, the Company reduced accrued liabilities by $248,000 that was outstanding at June 30, 2009 and in fiscal 2010, recorded stock-based compensation of $57,500.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock (continued)

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

On December 10, 2010, the Company issued an aggregate of 50,000 shares of its common stock to its chief executive officer and its chief financial officer for services rendered by them.  The shares were valued at $3.45 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, the Company recorded compensation expenses of $115,000 and reduced accrued liabilities by $57,500.

On December 10, 2010, the Company issued 3,750 shares of its common stock to its five directors for services rendered by them. The shares were valued at $3.45 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company reduced accrued liabilities by $12,938.

On December 10, 2010, the Company issued 750 shares of its common stock to a director for services rendered and to be rendered by him. The shares were valued at $3.45 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded compensation expenses of $2,337 and reduced accrued liabilities by $250.

On June 24, 2011, the Company issued an aggregate of 164,285 shares of its common stock to its chief executive officer and its chief financial officer for services rendered by them.  The shares were valued at $0.70 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, the Company recorded compensation expenses of $115,000.

On June 24, 2011, the Company issued 4,500 shares of its common stock to its six directors for services rendered by them. The shares were valued at $0.70 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded compensation expenses of $3,150.

2007 Equity Compensation Plan

On October 25, 2007, the Company’s board of directors adopted its 2007 Equity Compensation Plan. The purpose of the 2007 Equity Compensation Plan is to offer to the Company’s employees, officers, directors and consultants whose past, present and/or potential contributions to the Company have been or are or will be important to our success, an opportunity to acquire a proprietary interest in the Company. The issuance of grants under the 2007 Equity Compensation Plan will be made to persons who are closely related to the Company and who provide bona fide services to the Company in connection with its business. Under Federal securities laws, these services cannot be in connection with the offer of sale of the Company’s securities in a capital raising transaction nor directly or indirectly promote or maintain a market for the Company’s securities. The Company has currently reserved 75,000 of its authorized but unissued shares of common stock for issuance under the 2007 Equity Compensation Plan.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

2007 Equity Compensation Plan (continued)

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

Subject to the limitation on the aggregate number of shares issuable under the 2007 Equity Compensation Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2007 Equity Compensation Plan, although such shares may also be used by us for other purposes. As of June 30, 2011, the Company has not made any grants under the 2007 Equity Compensation Plan.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants (continued)

Warrant activities for the years ended June 30, 2011 and 2010 were summarized as follows:

	Year Ended June 30, 2011		Year Ended June 30, 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	196,195	$3.25	250,701	$4.00
Granted	8,750	6.00	183,503	3.20
Exercised	—	—	(54,506)	(4.00)
Forfeited	—	—	(183,503)	(4.00)
Balance at end of year	204,945	$3.37	196,195	$3.25

Warrants exercisable at end of year	196,195	$3.25	196,195	$3.25

The following table summarized the Company's stock warrants outstanding at June 30, 2011:

Warrants Outstanding						Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value	(1)	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$3.20	183,503	$3.20	$—		1.42 Years	183,503	$3.20
$4.00	12,692	$4.00	$—		1.42 Years	12,692	$4.00
$6.00	8,750	$6.00	$—		4.14 Years	—	$—
Total	204,945	$3.37	$—		1.54 Years	196,195	$3.25

(1)	The intrinsic value of warrants at June 30, 2011 is zero since the market value of the Company’s common stock of $0.95 as of June 30, 2011 is lower than the exercise price of the warrants.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 13 – SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended June 30, 2011 and 2010, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real Estate development segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the years ended June 30, 2011 and 2010 was as follows:

	For the Years Ended June 30,
	2011	2010
Revenues:
Construction	$40,990,034	$37,496,002
Real Estate	32,463,687	10,331,004
Hotel	3,046,914	3,086,553
	76,500,635	50,913,559
Depreciation:
Construction	468,048	454,029
Real Estate	44,673	41,638
Hotel	283,708	280,048
	796,429	775,715
Interest expense:
Construction	499,518	585,736
Hotel	23,225	—
Other	—	2,278,949
	522,743	2,864,685
Net income (loss):
Construction	3,769,635	3,141,401
Real Estate	5,749,898	3,620,823
Hotel	214,393	396,957
Other (a)	(7,566)	1,113,877
	$9,726,360	$8,273,058

	June 30, 2011	June 30, 2010
Identifiable long-lived tangible assets at June 30, 2011 and 2010:
Construction	$6,184,382	$6,283,804
Real Estate	321,241	346,430
Hotel	2,036,387	2,097,562
	$8,542,010	$8,727,796

(a)    The Company does not allocate its general and administrative expenses of its US activities and the fair value changes of its derivative liabilities to its reportable segments, because these activities are managed at a corporate level.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 14 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. As of June 30, 2010, the Company appropriated the required maximum 50% of its registered capital to statutory reserves for Construction.

For the years ended June 30, 2011 and 2010, statutory reserve activity was as follows:

Balance – June 30, 2009	$2,040,899
Addition to statutory reserves	429,255
Balance – June 30, 2010	2,470,154
Addition to statutory reserves	596,429
Balance – June 30, 2011	$3,066,583

NOTE 15 – MAJOR CUSTOMERS AND VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customers depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the year ended June 30, 2011, three construction projects accounted for 53.6% of the Company’s total consolidated revenues. For the year ended June 30, 2010, four construction projects accounted for 73.9% of the Company’s total consolidated revenues. Major customers were summarized as follows:

Project Name	For the Year Ended June 30, 2011%		For the Year Ended June 30, 2010%
Lanyu Garden No. 3 residential apartment project	$—	0.0	$3,405,405	6.7
Fu Xing Bath Center project	—	0.0	5,756,345	11.3
Jianhe Garden residential project	15,987,287	20.9	14,289,732	28.1
Tuzuoqi (Chasuqi) Low-rent House project	(2,537)	0.0	14,150,285	27.8
Fuhengyuan residential project	8,825,376	11.5	—	0.0
Tiantixingyuan No. 1 – No. 7 project	16,179,908	21.2	—	0.0

At June 30, 2011, the Company had $7,812,687 of accounts receivable due from its major customers. At June 30, 2010, the Company had $5,073,030 of accounts receivable due from its major customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

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
For the Years Ended June 30, 2011 and 2010

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

GOLD HORSE INTERNATIONAL, INC. CONDENSED PARENT COMPANY BALANCE SHEETS

	As of June 30,
	2011	2010
ASSETS
Cash and cash equivalents	$1,886	$1,043
Prepaid expenses	1,000	210,000
Total Current Assets	2,886	211,043
Investments in subsidiaries at equity	49,776,712	36,261,257
Due from subsidiaries	749,638	849,638
Total Assets	$50,529,236	$37,321,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,171	$48,916
Accrued liabilities	20,833	62,125
Derivative liabilities	84,713	653,630
Total Current Liabilities	126,717	764,671
Stockholders' equity:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 2,158,244 and 1,934,878 shares issued
and outstanding at June 30, 2011 and 2010, respectively)	216	193
Additional paid-in capital	7,464,917	7,127,577
Non-controlling interest in variable interest entities	7,642,344	6,095,314
Retained earnings	27,343,397	18,213,466
Statutory reserve	3,066,583	2,470,154
Accumulated other comprehensive income	4,885,062	2,650,563
Total Stockholders' Equity	50,402,519	36,557,267
Total Liabilities and Stockholders' Equity	$50,529,236	$37,321,938

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 16 – RESTRICTED NET ASSETS (CONTINUED)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2011	2010
REVENUES	$—	$—

OPERATING EXPENSES:
Salaries and employee benefits	281,550	288,125
General and administrative	294,933	187,514
Total Operating Expenses	576,483	475,639

LOSS FROM OPERATIONS	(576,483)	(475,639)

OTHER INCOME (EXPENSES):
Gain on extinguishment of derivative liabilities	—	2,111,506
Gain on change in fair value of derivative liabilities	568,917	1,756,959
Interest expense	—	(2,278,949)
Total Other Income	568,917	1,589,516

(LOSS) INCOME ATTRIBUTABLE TO PARENT ONLY	(7,566)	1,113,877

EQUITY INCOME EARNINGS OF SUBSIDIARIES	9,733,926	7,159,181

NET INCOME	$9,726,360	$8,273,058

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 16 – RESTRICTED NET ASSETS (CONTINUED)

GOLD HORSE INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,726,360	$8,273,058
Adjustments to reconcile net income to net cash used in
operating activities:
Equity in earnings of subsidiary	(9,733,926)	(7,159,181)
Common stock issued for services	235,487	322,500
Common stock issued for interest	—	76,114
Warrants issued for service	31,188	—
Interest expense from amortization of debt discount	—	2,183,000
Interest expense from warrant exercise reduction	—	23,027
Gain on extinguishment of derivative liabilities	—	(2,111,506)
Gain on change in fair value of derivative liabilities	(568,917)	(1,756,959)
Changes in assets and liabilities:
Prepaid expense	209,000	—
Accounts payable	(27,745)	(3,972)
Accrued liabilities	29,396	(93,948)

NET CASH USED IN OPERATING ACTIVITIES	(99,157)	(247,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from subsidiaries	100,000	1,192,504
NET CASH PROVIDED BY INVESTING ACTIVITIES	100,000	1,192,504

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment for convertible debt	—	(983,550)
NET CASH USED IN FINANCING ACTIVITIES	—	(983,550)

NET INCREASE (DECREASE) IN CASH	843	(38,913)

CASH - beginning of year	1,043	39,956

CASH - end of year	$1,886	$1,043

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2011 and 2010

NOTE 17 – COMMITMENTS

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of June 30, 2011.

NOTE 18 – BENEFIT PLAN

The Jin Ma Companies are required to contribute a portion of their employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, retirement benefits, unemployment insurance and job injuries insurance, in accordance with relevant regulations. The Jin Ma Companies contributed, in the aggregate, approximately $66,000 and $51,000 for fiscal 2011 and fiscal 2010, respectively.

NOTE 19 – SUBSEQUENT EVENTS

On July 1, 2011, the Company issued 7,031 shares of its common stock to a consultant for accounting services rendered by him. The shares were valued at $0.80 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded compensation expenses of $5,625.