Form 10-Q
period 2011-09-30
GOLD HORSE INTERNATIONAL, INC.
filed 2011-11-15
CIK 1111284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,165,275 shares at November 15, 2011.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report and our annual report on Form 10-K for the year ended June 30, 2011, including the risks described in Item 1A. - Risk Factors, in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

Unless specifically set forth to the contrary, when used in this prospectus the terms:

●	"Gold Horse International," the "Company, "we," "us," "ours," and similar terms refers to Gold Horse International, Inc., a Florida corporation,
●	"Gold Horse Nevada" refers to Gold Horse International, Inc., a Nevada corporation and wholly-owned subsidiary of Gold Horse International,
●	"Global Rise" refers to Global Rise International, Limited, a Cayman Islands corporation and wholly-owned subsidiary of Gold Horse Nevada,
●	"IMTD" refers to Inner Mongolia (Cayman) Technology & Development Ltd., a Chinese company and wholly-owned subsidiary of Global Rise,
●	"Jin Ma Real Estate" refers to Inner Mongolia Jin Ma Real Estate Development Co., Ltd., a Chinese company,
●	"Jin Ma Construction” refers to Inner Mongolia Jin Ma Construction Co., Ltd., a Chinese company,
●	“Jin Ma Hotel” refers to Inner Mongolia Jin Ma Hotel Co., Ltd., a Chinese company,
●
“Jin Ma Companies” collectively refers to Jin Ma Real Estate, Jin Ma Construction and Jin Ma Hotel, which are variable interest entities under contractual arrangements with us and whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise; and

●	“first quarter of 2012” refers to the three months ended September 30, 2011 and, “first quarter of 2011” refers to the three months ended September 30, 2010, unless the context otherwise defines

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)
	As of
	September 30,	June 30,
	2011	2011

ASSETS

Cash and cash equivalents	$227,010	$242,238
Restricted cash	20,700	20,458
Accounts receivable, net	10,826,798	7,938,821
Notes receivable on sales type lease - current portion	578,194	572,039
Inventories	75,979	73,201
Prepaid expenses	33,840	28,427
Other receivables, net	115,634	114,403
Cost and estimated earnings in excess of billings	93,696	130,928
Deferred tax assets	224,153	225,519

Total Current Assets	12,196,004	9,346,034

Property and equipment, net	8,416,851	8,542,010
Construction in progress	25,488,953	25,148,978
Notes receivable on sales type lease - net of current portion	16,014,713	15,844,259

Total Assets	$62,116,521	$58,881,281

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable - current portion	$641,106	$549,196
Accounts payable	3,819,551	2,703,281
Due to related parties	291,511	13,518
Accrued liabilities	406,876	403,130
Taxes payable	560,019	114,775
Derivative liability	60,911	84,713

Total Current Liabilities	5,779,974	3,868,613

Loans payable - net of current portion	4,534,651	4,610,149

Total Liabilities	10,314,625	8,478,762

Commitments (Note 17)	-	-

Stockholders' Equity:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 300,000,000 shares authorized;
2,165,275 and 2,158,244 shares issued and outstanding
at September 30, 2011 and June 30, 2011, respectively)	217	216
Additional paid-in capital	7,470,542	7,464,917
Non-controlling interest in variable interest entities	7,642,344	7,642,344
Retained earnings	28,188,611	27,343,397
Statutory reserve	3,069,441	3,066,583
Accumulated other comprehensive income	5,430,741	4,885,062

Total Stockholders' Equity	51,801,896	50,402,519

Total Liabilities and Stockholders' Equity	$62,116,521	$58,881,281

See accompanying notes to unaudited condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)
	For the Three Months Ended
	September 30,
	2011	2010

NET REVENUES
Construction	$11,363,420	$9,590,488
Hotel	481,154	841,262
Real estate	-	410,969

Total Revenues	11,844,574	10,842,719

COST OF REVENUES
Construction	9,738,393	8,157,679
Hotel	240,068	515,448
Real estate	-	298,502

Total Cost of Revenues	9,978,461	8,971,629

GROSS PROFIT	1,866,113	1,871,090

OPERATING EXPENSES:
Other hotel operating expenses	14,341	19,705
Bad debt recovery	(15,126)	(7,492)
Salaries and employee benefits	186,350	211,359
Depreciation	216,445	194,472
Selling, general and administrative	116,267	302,690

Total Operating Expenses	518,277	720,734

INCOME FROM OPERATIONS	1,347,836	1,150,356

OTHER (EXPENSES) INCOME:
Other income	-	6,784
Gain on change in fair value of derivative liabilities	23,802	35,480
Interest income	88	219,612
Interest expense	(201,272)	(126,046)

Total Other (Expenses) Income	(177,382)	135,830

INCOME BEFORE PROVISION FOR INCOME TAX	1,170,454	1,286,186

PROVISION FOR INCOME TAXES	322,382	371,921

NET INCOME	$848,072	$914,265

COMPREHENSIVE INCOME:
Net income	$848,072	$914,265

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	545,679	624,949

COMPREHENSIVE INCOME	$1,393,751	$1,539,214

NET INCOME PER COMMON SHARE:
Basic	$0.39	$0.47
Diluted	$0.39	$0.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,165,275	1,934,959
Diluted	2,185,128	1,963,526

See accompanying notes to unaudited condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)
	For the Three Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$848,072	$914,265
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	216,445	194,472
Stock-based compensation	5,625	-
Bad debt recovery	(15,126)	(7,492)
Warrants issued for service	-	31,188
Gain on change in fair value of derivative liabilities	(23,802)	(35,480)
Changes in assets and liabilities:
Restricted cash	(22)	-
Accounts receivable	(2,779,578)	(1,510,376)
Notes receivable	-	181,702
Inventories	(1,985)	(10,033)
Prepaid expenses	(5,105)	90,000
Other receivables	-	11,622
Costs and estimated earnings in excess of billings	38,532	(15,252)
Real estate held for sale	-	86,405
Construction in progress	(69,225)	(5,776,563)
Accounts payable and accrued liabilities	1,084,012	5,963,925
Taxes payable	446,544	(725,552)
Billings in excess of costs and estimated earnings	-	(90,581)
NET CASH USED IN OPERATING ACTIVITIES	(255,613)	(697,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(40,487)
NET CASH USED IN INVESTING ACTIVITIES	-	(40,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(38,982)	-
Proceeds from advances from related parties	277,068	740,308
NET CASH PROVIDED BY FINANCING ACTIVITIES	238,086	740,308

EFFECT OF EXCHANGE RATE ON CASH	2,299	4,706

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,228)	6,777

CASH AND CASH EQUIVALENTS - beginning of period	242,238	309,996

CASH AND CASH EQUIVALENTS - end of period	$227,010	$316,773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$201,740	$99,941
Income taxes	$52,621	$616,537

See accompanying notes to unaudited condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Gold Horse Nevada owns 100% of Global Rise International, Limited (“Global Rise”), a Cayman Islands corporation incorporated on May 9, 2007. Through Global Rise, Gold Horse Nevada operates, controls and beneficially owns construction, hotel and real estate development businesses in China under a series of contractual arrangements (the “Contractual Arrangements”) with Inner Mongolia Jin Ma Real Estate Development Co., Ltd. (“Jin Ma Real Estate”), Inner Mongolia Jin Ma Construction Co., Ltd. (“Jin Ma Construction”) and Inner Mongolia Jin Ma Hotel Co., Ltd. (“Jin Ma Hotel”), (collectively referred to as the “Jin Ma Companies”). Other than the Contractual Arrangements with the Jin Ma Companies, neither the Company, Gold Horse Nevada nor Global Rise have any business or operations. The Contractual Arrangements are discussed below.

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
September 30, 2011

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
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of presentation

Basis of preparation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature,   have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of June 30, 2011, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended June 30, 2011.

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

The accounts of the Jin Ma Companies are consolidated in the accompanying financial statements pursuant to ASC Topic 810. As a VIE, the Jin Ma Companies net revenues are included in the Company’s total net revenues, their income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Jin Ma Companies net income. There is no non-controlling interest in net income and accordingly, no net income is subtracted in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company has a pecuniary interest in the Jin Ma Companies that requires consolidation of the Jin Ma Companies financial statements with its financial statements.

These condensed consolidated financial statements include the financial statements of Gold Horse, its subsidiaries and variable interest entities.  All significant inter-company balances or transactions have been eliminated on consolidation.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2011 and June 30, 2011, the Company had $60,911 and $84,713, respectively, of warrants liability on the balance sheets.

The accounting standard governing financial instruments adopted by the Company on July 1, 2008, defines financial instruments and requires fair value disclosures about those instruments. It defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Cash and cash equivalents, restricted cash, receivables, payables, loans payable and derivative liability all qualify as financial instruments. Management concluded the carrying amounts of cash and cash equivalents, restricted cash, receivables, payables and loans payables-current portion approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated rates of interest are equivalent to rates currently available.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of derivative liability was modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the three months ended September 30, 2011:

Warrant liability
Balance at June 30, 2011	$84,713
Change in fair value included in earnings	(23,802
Balance at September 30, 2011	$60,911

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

See Note 10 for more information on these financial instruments.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

At September 30, 2011 and June 30, 2011, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $839,186 and $845,261, respectively, on its total accounts receivable. Management believes that the notes receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its notes receivable at September 30, 2011 and June 30, 2011.

Other receivables are primarily related to advances made to various vendors and other parties in the normal course of business and an allowance was established when those parties are deemed to be unlikely to repay the amounts. At September 30, 2011 and June 30, 2011, the Company has established, based on a review of its outstanding other receivables balances, an allowance for doubtful accounts in the amount of $28,171 and $27,871, respectively. At such time as management exhausts all collection efforts, the other receivables balance will be netted against the allowance account. The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the three months ended September 30, 2011 were as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total
Balance – June 30, 2011	$845,261	$27,871	$873,132
Reduction in allowance	(15,126)	-	(15,126)
Foreign currency translation adjustments	9,051	300	9,351

Balance – September 30, 2011	$839,186	$28,171	$867,357

Inventories

Inventories, consisting of consumable goods related to the Company’s hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Construction in progress

Properties currently under development are accounted for as construction in progress. Construction in progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expense capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction in progress is to be transferred to an appropriate asset such as real estate held for sale.  Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. Construction in progress is classified in the balance sheets as current or non-current based on whether or not the sale of units of respective projects are expected to take place within 12 months of the balance sheets date.  As of September 30, 2011 and June 30, 2011, construction in progress amounted to $25,488,953 and $25,148,978, respectively, and was included in long-term assets.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

In 2007 and 2008, Jin Ma Real Estate entered into agreements to construct new dormitories as follows:

(a)
In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (the “Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of RMB4,800,000 or approximately $751,000 per annum. In November 2008, Jin Ma Real Estate completed the construction. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 6.12% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of RMB61,691,138 (approximately $9,646,000). The deferred gain on the sale of the property was approximately $55,000 of which nil and $ 204 was recognized in the three months ended September 30, 2011 and 2010, respectively, pursuant to the installment method and was reflected in the accompanying statements of income.

(b)
In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry School entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Inner Mongolia Chemistry College (the “Chemistry School”) situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate leased the buildings to the Chemistry School for a period of 20 years. The annual lease payments are RMB10.62 million (approximately $1.66 million) for five years (from fiscal 2010 to fiscal 2014), and the annual lease payment is RMB5.42 million (approximately $0.85million) for 15 years (from fiscal 2015 to fiscal 2029). Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 5.94% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of RMB84,196,104 (approximately $12 million). The deferred gain on the sale of the property was approximately $4,159,000 of which nil and $ 67,624 was recognized in the three months ended September 30, 2011 and 2010, respectively, pursuant to the installment method and was reflected in the accompanying statements of income.

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

As of September 30, 2011, the remaining deferred gains for Vocational School and Chemistry School leases of $52,505 and $3,467,422, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. As of June 30, 2011, the remaining deferred gains for Vocational School and Chemistry School leases of $51,946 and $3,430,517, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method. No deferred gains are recorded during the three months ended September 30, 2011.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (Continued)

The deferred gains were recognized pursuant to the installment method and are reflected in the accompanying consolidated statements of income follows:

	For the Three Months Ended September 30,
	2011	2010
Net revenues	$-	$249,530
Cost of sales	-	181,702
Gross profit recognized	$-	$67,828

Jin Ma Real Estate receives annual payments of principal and the related imputed interest from the Vocational School and Chemistry School. During the three months ended September 30, 2011 and 2010, the Company allocated the payments received as follows:

	For the Three Months Ended September 30,
	2011	2010
Amount applied to principal balance of notes receivable	$-	$249,530
Interest income recognized on consolidated statement of income	-	219,575
Total payment received	$-	$469,105

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended September 30, 2011 and 2010 were deemed not material.

Warranty policy

In accordance with ASC Topic 450, the Company estimates liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by construction defects and expected material and labor costs to provide warranty replacement products.  The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, claims made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the three months ended September 30, 2011 and 2010 were immaterial.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables are limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At September 30, 2011 and June 30, 2011, the Company’s bank deposits by geographic area were as follows:

	September 30, 2011		June 30, 2011
United States	$1,493	0.7%	$1,886	0.8%
China	225,517	99.3%	240,352	99.2%
	$227,010	100.0%	$242,238	100.0%

Net income per common share

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended September 30,
	2011	2010
Net income used for basic and diluted net income per common share	$848,072	$914,265
Weighted average common shares outstanding - basic	2,165,275	1,934,959
Effect of dilutive securities:
Restricted stocks	19,853	-
Unexercised warrants	-	28,567
Weighted average common shares outstanding - diluted	2,185,128	1,963,526
Net income per common share – basic	$0.39	$0.47
Net income per common share – diluted	$0.39	$0.47

The diluted earnings per share calculation for the three months ended September 30, 2011 and 2010 did not include the warrants to purchase up to 204,945 and 21,442 shares of common stock, respectively, because their effect was anti-dilutive.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Asset and liability accounts at September 30, 2011 and June 30, 2011 were translated at RMB6.3952 to USD1.00 and at RMB6.4640 to USD1.00, respectively. The average translation rates applied to income statements for the three months ended September 30, 2011 and 2010 were RMB6.4132 and RMB6.78032 to USD1.00, respectively. In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 –RECEIVABLES

ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2011	June 30, 2011
Accounts receivable	$11,665,984	$8,784,082
Less: Allowance for doubtful debts	(839,186)	(845,261)

Accounts receivable, net	10,826,798	7,938,821

NOTES RECEIVABLE ON SALES TYPE LEASE

Notes receivable, which are attributable to the leasing of the Inner Mongolia Electrical Vocational Technical School (the “Vocational School”) and the Inner Mongolia Chemistry College (the “Chemistry School”) pursuant to a sales-type capital leases, is accounted for using the installment method of accounting as well as original note value. In accordance with ASC Topic 360, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value. At September 30, 2011 and June 30, 2011, notes receivable consisted of the following:

Due in 12-month periods ending September 30 and June 30, respectively	September 30, 2011	June 30, 2011
2012	$1,707,494	$1,689,320
2013	2,411,183	2,385,520
2014	2,411,183	2,385,520
2015	1,598,074	1,581,064
2016	1,598,074	1,581,064
Thereafter	24,527,771	24,266,708
Notes receivable - gross	$34,253,779	$33,889,196
Less: discount on notes receivable	(14,140,945)	(13,990,435)
Less: deferred gain on sale	(3,519,927)	(3,482,463)
	16,592,907	16,416,298
Notes receivable - current portion	(578,194)	(572,039)
Notes receivable – non-current portion	$16,014,713	$15,844,259

OTHER RECEIVABLES

Others receivables consisted of the following:

	September 30, 2011	June 30, 2011
Other receivables	$143,805	$142,274
Less: Allowance for doubtful debts	(28,171)	(27,871)

Other receivables, net	115,634	114,403

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 - INVENTORIES

At September 30, 2011 and June 30, 2011, inventories consisted of the following:

	September 30, 2011	June 30, 2011

Consumable goods	$75,979	$73,201

NOTE 4 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at September 30, 2011 and June 30, 2011 consisted of:

	September 30, 2011	June 30, 2011
Costs incurred on uncompleted contracts	$30,339,630	$20,857,673
Estimated earnings	7,005,129	4,815,489
	37,344,759	25,673,162
Less: billings to date	(37,251,063)	(25,542,234)
	$93,696	$130,928

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	September 30, 2011	June 30, 2011

Costs and estimated earnings in excess of billings	$93,696	$130,928
Billings in excess of costs and estimated earnings	-	-
	93,696	130,928

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2011 and June 30, 2011, property and equipment consist of the following:

	Useful Life	September 30, 2011	June 30, 2011
Office equipment	5-8 Years	$620,606	$614,001
Machinery and equipment	5-15 Years	7,718,182	7,636,033
Vehicles	10 Years	556,703	550,778
Building and building improvements	20 – 50 Years	4,205,569	4,160,806
		13,101,060	12,961,618
Less: accumulated depreciation		(4,684,209)	(4,419,608)
		$8,416,851	$8,542,010

Depreciation of property and equipment is provided using the straight-line method. For the three months ended September 30, 2011 and 2010, depreciation expense amounted to $216,445 and $194,472, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6 – CONSTRUCTION IN PROGRESS

At September 30, 2011 and June 30, 2011, construction in progress consists of the following:

	September 30, 2011	June 30, 2011
Prepaid land use rights and buildings built for Procuratorate Housing Estates (located in Yuquan District, Hohhot City, Inner Mongolia)	$1,012,344	$932,888
Prepaid land use rights for Wusutu Village land – JinWu project	2,585,190	2,557,675
Prepaid land use rights for Fu Xing Ying land – Beiyuan project	10,163,873	10,055,692
Prepaid land use rights for East Wusutu Village land for future development (a)	11,727,546	11,602,723
	$25,488,953	$25,148,978

Construction in progress are classified in the balance sheets as non-current based on that the sale of units of respective projects are expected to take place after 12 months of the balance sheets date.

(a)
During the year ended June 30, 2011, the Company acquired from a local authority a piece of land in East Wusutu Village for a total cash consideration of $11,602,723, which was fully paid before June 30, 2011. As of September 30, 2011, the relevant formalities had not been completed and no land use right certificate had been issued. Management estimated that the relevant formalities will be completed and the land use right certificate will be issued by May 2012.

NOTE 7 – ACCRUED LIABILITIES

At September 30, 2011 and June 30, 2011, accrued expenses consist of the following:

	September 30, 2011	June 30, 2011
Accrued interest payable	$334,183	$331,090
Accrued payroll and employees benefit	63,318	62,395
Others	9,375	9,645
	$406,876	$403,130

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	$203,277	$201,114

Loans from various unrelated parties, due and repaid in August 2011 with annual interest of 18% and unsecured	-	38,676

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	125,094	123,762

Loan from one unrelated individual, due in March 2012 with annual interest of 24% and unsecured	156,367	154,703

Loan from a local bank, due on various dates until June 2014 with annual interest of 16.32% and secured by assets of Jin Ma Hotel	4,691,019	4,641,090
	5,175,757	5,159,345
Less: current portion	(641,106)	(549,196)
Loans payable, non-current portion	$4,534,651	$4,610,149

For the three months ended September 30, 2011 and 2010, interest expense related to these loans amounted to $201,272 and $126,046, respectively.

At September 30, 2011, future maturities of loans payable are as follows:

Due in 12-month periods ending September 30,
2012 (current liability)	$641,106
2013	312,735
2014	4,221,916
$5,175,757

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes.  These advances are non interest bearing, unsecured and payable on demand.  At September 30, 2011 and June 30, 2011, due to related parties consisted of the following:

Name	Relationship	September 30, 2011	June 30, 2011
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$291,511	$13,518

Other

During the three months ended September 30, 2011 and 2010, the Company paid rent of $13,625 and $12,887 to Inner Mongolia Jin Ma Group Ltd., respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 10 – DERIVATIVE LIABILITY

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

During 2009, the exercise price per share of common stock for the original 250,701 warrants issued pursuant to the Securities Purchase Agreement was lowered from $20.00 to $4.00.

On May 14, 2010, the Company entered into a further Debenture and Warrant Amendment Agreement with the remaining debenture holders which, among others, reduced the exercise price of 238,009 warrants to $3.20 per share.

During the year ended June 30, 2010, Company repaid all of its convertible debt by issuing 325,467 shares of its common stock for the principal balance of $1,199,450 and repaid the remaining principal balance of $983,550 using cash.

The warrants issued to the investors in November 2007 contain reset exercise price provisions.  The exercise price of the warrants does not have fixed settlement provision because it can be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the Company had determined to classify these warrants as derivative liabilities. The reset exercise provisions of the warrants issued to the investors were recorded at their relative fair values at issuance and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense). These warrants will continue to be reported as a liability until such time when they are exercised or expire. The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the warrants as of September 30, 2011 and June 30, 2011 using a probability-weighted Black-Scholes-Merton option-pricing model using the following assumptions:

	September 30, 2011	June 30, 2011
Warrants:
Risk-free interest rate	0.13%	0.19%
Expected volatility	145.98%	147.73%
Expected life	1.17 years	1.42 years
Expected dividend yield	-	-

Fair Value:	$60,911	$84,713

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

As of September 30, 2011 and June 30, 2011, the outstanding numbers of warrant related to the convertible debentures were 196,195. At September 30, 2011 and June 30, 2011, the Company recorded a derivative liability of $60,911 and $84,713, respectively, related to the warrants. For the three months ended September 30, 2011 and 2010, gains from the change in fair value of derivative liabilities were $23,802 and $35,480, respectively. For the three months ended September 30, 2011 and 2010, no gain or loss from the extinguishment of derivative liabilities was earned or incurred as no warrants were exercised.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

At September 30, 2011 and June 30, 2011, taxes payable (prepaid) are as follows:

	September 30, 2011	June 30, 2011
Income taxes payable	$231,720	$(34,636)
Other taxes payable
- land appreciation tax	112,280	111,085
- business tax	122,490	9,755
- others	93,529	28,571
	$560,019	$114,775

As of September 30, 2011 and June 30, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended September 30, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of September 30, 2011 and June 30, 2011.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Restricted shares granted to CFO

On July 1, 2011, the Company entered into an employment agreement with Mr. Li Xiaodong, who was later appointed as the Company’s CFO effective September 30, 2011. Pursuant to the terms of the employment agreement, the Company granted to Mr. Li $22,500 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein.

The Restricted Shares will be vested in accordance with the share price as of the pay day:

-	$5,625 Restricted Shares to be vested on July 1, 2011;
-	$5,625 Restricted Shares to be vested on October 1, 2011;
-	$5,625 Restricted Shares to be vested on January 1, 2012; and
-	$5,625 Restricted Shares to be vested on April 1, 2012;

The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. No compensation cost is recognized for instruments that are forfeited by the Company because a service condition or a performance condition is not satisfied.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

Accordingly, the Company recognized compensation expense of $5,625 related to the restricted shares granted to Mr. Li for the three months ended September 30, 2011, based on the estimated grant-date fair value of the Company’s common stock of $0.8.

Warrants

On August 18, 2010, the Company entered into a six-month consulting agreement with Rodman & Renshaw, LLC (“Rodman”) for financial advisor services.  In connection with the consulting agreement, the Company issued to Rodman warrants to purchase 8,750 shares on the Company’s common stock at a price per share of $6.00.  The warrants are exercisable at any time in whole or in part during the four year period commencing one year from the date of this agreement.  The Company valued these warrants utilizing the Black-Scholes options pricing model using the following assumptions at approximately $3.56 per warrant or $31,188 in total and recorded this as stock-based professional fees.
Warrants:	At grant date
Risk-free interest rate	0.18%
Expected volatility	175.4%
Expected life	5 years
Expected dividend yield	-

Fair Value:	$31,188

Warrant activities for the three months ended September 30, 2011 was summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at June 30, 2011	204,945	$3.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2011	204,945	$3.37

Warrants exercisable at September 30, 2011	204,945	$3.37

The following table summarizes the Company's stock warrants outstanding at September 30, 2011:

Warrants Outstanding					Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$3.20	183,503	$3.20	$-	1.17 Years	183,503	$3.20
$4.00	12,692	$4.00	$-	1.17 Years	12,692	$4.00
$6.00	8,750	$6.00	$-	3.88 Years	8,750	$6.00
	204,945	$3.37	$-	1.29 Years	204,945	3.37

(1)	The intrinsic value of warrants at September 30, 2011 is zero since the market value of the Company’s common stock of $0.85 as of September 30, 2011 is lower than the exercise price of the warrants.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 13 – SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended September 30, 2011 and 2010, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the three months ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended September 30,
	2011	2010
Revenues:
Construction	$11,363,420	$9,590,488
Real Estate	-	410,969
Hotel	481,154	841,262
	11,844,574	10,842,719
Depreciation:
Construction	121,246	114,363
Real Estate	11,642	10,912
Hotel	83,557	69,197
	216,445	194,472
Interest expense:
Construction	201,272	126,046

Net income (loss):
Construction	923,146	836,376
Real Estate	(86,438)	165,504
Hotel	28,585	108,877
Other (a)	(17,221)	(196,492)
	$848,072	$914,265

	September 30, 2011	June 30, 2011
Identifiable long-lived tangible assets at September 30, 2011 and June 30, 2011:
Construction	$6,129,326	$6,184,382
Real Estate	313,022	321,241
Hotel	1,974,503	2,036,387
	$8,416,851	$8,542,010

(a)
The Company does not allocate its general and administrative expenses of its U.S. activities and the fair value changes of its derivative liabilities to its reportable segments, because these activities are managed at a corporate level.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 14 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve reaches 50% of the entities’ registered capital or members’ equity. For the three months ended September 30, 2011, statutory reserve activity is as follows:

Statutory Reserve
Balance – June 30, 2011	$3,066,583
Addition to statutory reserves	2,858
Balance – September 30, 2011	$3,069,441

NOTE 15 – MAJOR CUSTOMERS AND VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customers depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the three months ended September 30, 2011 and 2010, two construction projects accounted for 96.0% and 88.4% of the Company’s total revenues, respectively. Major customers are summarized as follows:

Project Name	For the Three Months Ended September 30, 2011%		For the Three Months Ended September 30, 2010%

Fuhengyuan residential project	$4,483,850	37.9	$-	-

Tiantixingyuan No. 1 – No. 7 project	6,879,570	58.1	-	-

Tuzuoqi Low-rent project	-	-	90,581	0.8

Jianhe Garden residential project	-	-	9,499,907	87.6

At September 30, 2011, the Company had $10,011,884 of accounts receivable due from its major customers listed above. At September 30, 2010, the Company had $5,735,806 of accounts receivable due from its major customers. Any disruption in the relationships between the Company’s construction segment and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows.

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
September 30, 2011

NOTE 16 – RESTRICTED NET ASSETS (CONTINUED)

The parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Gold Horse International, Inc. exceed 25% of the consolidated net assets of Gold Horse International, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion all of our operations and revenues are conducted and generated in China through the Jin Ma Companies, all of our revenues being earned and currency received are denominated in RMB. RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. dollars.

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

GOLD HORSE INTERNATIONAL, INC. CONDENSED PARENT COMPANY BALANCE SHEETS (UNAUDITED)
	As of September 30,	As of June 30,
	2011	2011
ASSETS
Cash and cash equivalents	$1,493	$1,886
Prepaid expenses	1,000	1,000
Total Current Assets	2,493	2,886
Investments in subsidiaries at equity	51,187,685	49,776,712
Due from subsidiaries	719,638	749,638
Total Assets	$51,909,816	$50,529,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,009	$21,171
Derivative liabilities	60,911	84,713
Accrued liabilities	25,000	20,833
Total Current Liabilities	107,920	126,717
Stockholders' equity:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 2,165,275 and 2,158,244 shares issued and outstanding at September 30, 2011 and June 30, 2011
respectively)	217	216
Additional paid-in capital	7,470,542	7,464,917
Non-controlling interest in variable interest entities	7,642,344	7,642,344
Retained earnings	28,188,611	27,343,397
Statutory reserve	3,069,441	3,066,583
Other comprehensive income	5,430,741	4,885,062
Total Stockholders' Equity	51,801,896	50,402,519
Total Liabilities and Stockholders' Equity	$51,909,816	$50,529,236

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 16 – RESTRICTED NET ASSETS (CONTINUED)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF INCOME (UNAUDITED)
	For the Three Months Ended September 30,
	2011	2010
REVENUES	$-	$-
OPERATING EXPENSES:
Salaries and employee benefits	30,625	74,803
General and administrative	10,399	157,169
Total Operating Expenses	41,024	231,972

LOSS FROM OPERATIONS	(41,024)	(231,972)
OTHER INCOME:
Gain on change in fair value of derivative liabilities	23,802	35,480

LOSS ATTRIBUTABLE TO PARENT ONLY	(17,222)	(196,492)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	865,294	1,110,757

NET INCOME	$848,072	$914,265

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$848,072	$914,265
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary	(865,294)	(1,110,757)
Stock-based compensation	5,625	-
Warrants issued for services	-	31,188
Gain on change in fair value of derivative liabilities	(23,802)	(35,480)
Changes in assets and liabilities:
Prepaid expenses	-	90,000
Accounts payable	838	(16,686)
Accrued expenses	4,168	87,303
NET CASH USED IN OPERATING ACTIVITIES	(30,393)	(40,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from subsidiaries	30,000	50,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	30,000	50,000

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET (DECREASE) INCREASE IN CASH	(393)	9,833

CASH - beginning of period	1,886	1,043

CASH - end of period	$1,493	$10,876

NOTE 17 – COMMITMENTS

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of September 30, 2011.

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

Overview

We are not engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues.  Pursuant to the requirements of ASC Topic 810, under generally accepted accounting principles the Jin Ma Companies which are deemed to be variable interest entities (“VIEs”) and we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this report, the assets and liabilities at September 30, 2011 and June 30, 2011 and the results of operations for the three months ended September 30, 2011 and 2010 are primarily those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have developed business and operations which are independent of the Jin Ma Companies, of which there are no assurances, we will in all likelihood be forced to cease our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the calculation of costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, provisions for estimated losses on uncompleted contracts, the fair value of conversion options embedded in convertible debt, and the fair values of warrants granted in connection with the issuance of the convertible debt. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of net revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2011 and in note 1 to the unaudited consolidated financial statements contained herein.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010.

	For the Three Months Ended September 30,
	2011	% of Total Net Revenues		2010	% of Total Net Revenues
NET REVENUES
Construction	$11,363,420	95.9		$9,590,488	88.4
Hotel	481,154	4.1		841,262	7.8
Real estate	-	-		410,969	3.8
Total Revenues	11,844,574	100.0		10,842,719	100.0
COST OF SALES
Construction	9,738,393	85.7	*	8,157,679	85.0	*
Hotel	240,068	49.9	*	515,448	61.3	*
Real estate	-	-		298,502	72.6	*
Total Cost of Sales	9,978,461	84.2		8,971,629	82.7
GROSS PROFIT
Construction	1,625,027	14.3	*	1,432,809	15.0	*
Hotel	241,086	50.1	*	325,814	38.7	*
Real estate	-	-		112,467	27.4	*
Total Gross Profit	$1,866,113	15.8		$1,871,090	17.3

*	Represents percentage of respective segments total net revenues

Net Revenues. For the first quarter of 2012, our overall net revenues increased slightly from the first quarter of 2011. The slight increase in revenues was due to the net effect of increased activity in Jin Ma’s construction operation and a drop in real estate operations as a result of no real estate units available for sale and a decrease in hotel business caused by maintenance of a city road in front of Jin Ma Hotel.

Net revenues related to Jin Ma Construction by construction project are summarized as follows:

Project Name	For the Three Months Ended September 30, 2011	% (*)	For the Three Months Ended September 30, 2010	% (*)
Fuhengyuan residential project	$4,483,850	39.5	$-	-
Tiantixingyuan No. 1 – No. 7 project	6,879,570	60.5	-	-
Tuzuoqi Low-rent project	-	-	90,581	0.9
Jianhe Garden residential project	-	-	9,499,907	99.1
Total construction segment net revenues	$11,363,420	100.0	$9,590,488	100.0

*           Represents percentage of construction segment net revenues.

At September 30, 2011, the percentage completed for each respective job is as follows:

% Complete
Fuhengyuan residential project	78.9%
Tiantixingyuan No. 1 – No. 7 project	86.0%

As of September 30, 2011, Jin Ma Construction had two uncompleted construction projects in progress for third parties:

•
the Fuhengyuan residential project, a third party project consisting of ten residential buildings with a total construction area of 110,129 square meters that began construction in October 2010 with an expected completion date of December 2011 and was 78.9% complete at September 30, 2011, and

•
the Tiantixingyuan Housing Project, a third party project consisting of seven residential buildings with a total construction area of 90,607 square meters that began construction at the end of September 2010 with an expected completion date of December 2011 and was 86.0% complete at September 30, 2011.

The increase in Jan Ma Construction’s revenue for the first quarter of 2012 as compared to the first quarter of 2011 was attributable to the timing of construction work performed.  As of September 30, 2011, Jin Ma Construction had two construction projects in process and compared to two projects as of September 30, 2010. At any given time Jin Ma Construction will have a concentration of significant customers depending upon the number and scope of construction projects.  These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. In addition, if Jin Ma Construction does not successfully manage its business so that it has new projects ready to start as current projects are completed its revenues will decline which will materially adversely impact our liquidity and operations in future periods. In addition to the third party construction projects outlined above, Jin Ma Construction has been acting as general contractor for Jin Ma Real Estate to construct residential real estate development projects such as the Procuratorate Housing Estates project in order to vertically integrate all development processes from construction management to the sale of real estate units to final customers.

Net revenues for Jin Ma Hotel’s operations decreased by $360,108, or 42.8% for first quarter of 2012 from the first quarter of 2011 primarily due to maintenance of a city road out of the front gate of Jin Ma Hotel in July and August 2011. As a result of fewer customers served, banquet and catering business decreased. The maintenance has been completed in August 2011 and the access to Jin Ma Hotel has been restored in September 2011. Accordingly, the business returned to historical levels.

Jin Ma Real Estate’s development operation did not generate any revenue during the first quarter of 2012 due to a lack of inventory of apartment units available for sale. During the fourth quarter of fiscal 2011, Jin Ma Real Estate sold all of the units available, in particular, the bulk sale of units at Shuian Renjia Project. Meanwhile, Jin Ma Real Estate has not yet completed any units in the first quarter of 2012. Accordingly, the revenue for Jin Ma Real Estate dropped dramatically. Jin Ma Real Estate is developing the Building 6 of the Procuratorate Housing Estates, a one residential building project with a total construction area of 38,000 square meters and estimated revenue of $27.8 million which start construction in September 2011 and was expected to be available for sale in August 2013.

For the three months ended September 30, 2012 and 2011, net revenues from real estate development operations are summarized as follows:

Project Name	For the three months ended September 30,
	2011	2010
Building 1 to 4 of Procuratorate Housing Estates	$-	$161,439
Inner Mongolia Electrical Vocational Technical School	-	35,450
Inner Mongolia Chemistry College	-	214,080

	$-	$410,969

Since no payments from the Vocational School and Chemistry School fall due during the first quarter of 2012, no revenue is recognized. Jin Ma Real Estate will continue to record revenues from the Vocational School and Chemistry School during the fiscal 2012 upon collection of the annual payment due.

Cost of Revenues. Overall, cost of revenues increased slightly from 82.7% of net revenues for the first quarter of 2011 to 84.2% of net revenues for the first quarter of 2012. Cost of revenues as a percentage of net revenues from Jin Ma Construction’s operation for the three months ended September 30, 2010 fluctuated slightly from 85% for the first quarter of 2011 to 85.7% for the first quarter of 2012. The slight fluctuation was mainly attributable to the slight increase in construction materials and labor costs.  Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operations for the first quarter of 2012 decreased to 49.9% from 61.3% for the first quarter of 2011. The decrease in the percentage was primarily attributable to the better management of raw material costs. Jin Ma Hotel expects that the cost of revenues as a percentage of sales for its hotel operation will remain at its current level in current year.

Gross Profit. Gross profit decreased slightly by 0.3% for the first quarter of 2012 from the first quarter of 2011. Gross profit margin decreased from 17.3% for the first quarter of 2011 to 15.8% for the first quarter of 2012. The fluctuation in gross profit was attributable to a net effect of an increase in revenues generated from Jin Ma Construction and a decrease in revenues derived from Jin Ma Real Estate and Jin Ma Hotel.

Total Operating Expenses. For the first quarter of 2012, overall operating expenses decreased by 28.1% from the first quarter of 2011. This decrease was mainly due to a decrease in salaries and employee benefits as well as selling, general and administrative expenses, as described below. We expect that operating expenses will maintain at their current level with minimal increases in current year.

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel's restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses decreased by 27.2% for the first quarter of 2012 from the first quarter of 2011. Other hotel operating expenses were 3.0% of hotel revenues for the first quarter of 2012 as compared to 2.3% for the first quarter of 2011. The decrease in other hotel operating expenses for the first quarter of 2012 is primarily attributable to a decrease in expenditures related to the purchase of low cost items such as plates, glasses which were expensed in the period these items were put in use.

Bad Debt Recovery. For the first quarter of 2012, bad debt recovery income amounted to $15,126 as compared to bad debt recovery income of $7,492 for the first quarter of 2011, an increase by $7,634 or 101.9% and relates to the collection of receivable balances previously written off. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in the Jin Ma Companies existing accounts and other receivables. We periodically review the Jin Ma Companies’ accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Salaries and Employee Benefits. For the first quarter of 2012, salaries and employee benefits amounted to $186,350 as compared to $211,359 for the first quarter of 2011, a decrease of $25,009 or 11.8%. Compensation paid to our directors decreased as a result of the resignations of two directors in first quarter of 2012 and the salary expenses of Jin Ma Hotel and Jin Ma Real Estate decreased as a result of a decline in the average bonus resulting from decreased businesses. We expect that salaries and employee benefits will fluctuate with business in current year.

Depreciation. For the first quarter of 2012, depreciation increased by 11.3% as compared to the first quarter of 2011. This slight increase was primarily due to Jin Ma Hotel’s newly purchased fixed assets for which we began depreciation in the first quarter of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of selling, office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. Selling, general and administrative expenses decreased by 61.6% for the first quarter of 2012 compared to the first quarter of 2011. The decrease was primarily attributable to the decrease in professional fees as a result of our decreased activities in the U.S. capital markets.

Total Other (Expenses) Income. In the first quarter of 2012, we recorded other expenses of $177,382 as compared to other income of $135,830 in the first quarter of 2011. In the first quarter of 2012 and 2011, other (expenses) income mainly consisted of the following:

•
in the first quarter of 2012, we recorded a gain on change in fair value of derivative liability of $23,802 related to the change in fair value of derivative liability associated with warrants as compared to $35,480 related to the change in fair value of derivative liability associated with warrants in the first quarter of 2011;

•
in the first quarter of 2012, we recorded interest income of $88 as compared to interest income of $219,612 in the first quarter of 2011, a decrease of $219,524 attributable to the recording of interest income from the collection of the payments from the Vocational School and Chemistry School in the first quarter of 2011 and no such interest income earned in the first quarter of 2012; and

•
in the first quarter of 2012, we recorded interest expense of $201,272 as compared to $126,046 in the first quarter of 2011, an increase of 59.7% which was attributable to an increase in the balance of loans payable  as of September 30, 2011 and an increase of interest rates.

Provision for Income Taxes. Provision for income taxes decreased by 13.3% in the first quarter of 2012 (27.5% of income before income taxes) from the first quarter of 2011 (28.9% of income before income taxes). The decrease in the provision for income taxes was attributable to a decrease in the income before income taxes related to our Chinese subsidiaries and the VIEs. The decrease in the provision for income taxes as a percentage of income before income taxes was attributable to the decrease of our U.S. losses for the first quarter of 2012 as compared to our U.S. losses for the first quarter of 2011.

Net Income. Net income decreased 7.2% for the first quarter of 2012 from the first quarter of 2011. This decrease was primarily attributable to a decrease in other income offset by a decrease in operating expenses, and a decrease in provision for income taxes as described above. This translates to basic and diluted net income per common share of $0.39 and $0.47 for the three months ended September 30, 2012 and 2011, respectively.

Comprehensive Income. For the first quarter of 2012, we reported unrealized gain on foreign currency translation of $545,679 as compared to $624,949 for the first quarter of 2011 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $1,393,751 for the first quarter of 2012 as compared to comprehensive income of $1,539,214 for the first quarter of 2011.

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

At September 30, 2011, we had a cash balance of $227,010, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

Our working capital increased by $938,609 to $6,416,030 at September 30, 2011 from a working capital balance of $5,477,421 at June 30, 2011. This increase in working capital is primarily attributable to:

•	An increase in accounts receivable, net of allowance for doubtful accounts, of $2,887,977 due to construction projects billing issued, and
•	A decrease in derivative liability of $23,802 due to fair value fluctuation of warrants,
Offset by:
•	An decrease in cash and cash equivalents of $15,228,
•	An increase in loans payable – current portion of $91,910 due to more loan principal falling due within one year,
•	An increase in accounts payable of $1,116,270 due to construction projects payables to subcontractors,
•	An increase in due to related parties of $277,993,
•	An increase in taxes payable of $445,244, and
•	A decrease in cost and estimated earnings in excess of billings of $37,232

Our balance sheets at September 30, 2011 reflects loans payable to third parties of $5,175,757 due through June 2014 which were working capital loans made to the Jin Ma Companies by third parties. These loans bear annual interest rates ranging from 16.32% to 24% and will fall due between March 2012 and June 2014. Of this amount, approximately $4,691,019 is secured by the assets of Jin Ma Hotel and the remaining balances are unsecured. Additionally, approximately $641,106 of these loans mature within the next 12 months. The Jin Ma Companies expect to renew these loans as they become due.

The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash flow provided by operations and from the collection of outstanding accounts and notes receivable balances. We are confident that we will collect all outstanding accounts receivable and notes receivable balances on a timely basis. Additionally, during the first quarter of 2012, the Jin Ma Companies received advances from a company owned by our chief executive officer of $277,993 which was used for working capital purposes. The terms of these advances are non interest bearing, unsecured and payable on demand. Upon acquiring land for future development, the Jin Ma Companies intend to raise funds to develop its projects by the presale of units and by obtaining financing mainly from local banking institutions with which it has done business in the past. It also expects to fund projects through related party advances, from the collection of previous accounts receivable and from progress billings.

We believe that the relationships with these banks are in good standing and that the Jin Ma Companies’ real estate will secure the loans needed.

We believe that the Jin Ma Companies will have sufficient cash flow from operations to satisfy their working capital needs and to fund their operations for the next 12 months from the collection of their outstanding accounts and notes receivable. However, any delay in the collection of the receivables would have an adverse effect on their ability to fund their working capital requirements.  In addition, from October 2010 to July 2011 the PRC central bank continuously raised the bench mark interest rate in an effort to address the rapidly growing real estate market and housing price inflation. While the rise in interest rates will raise the Jin Ma Companies’ borrowing costs, the Jin Ma Companies are unable to anticipate at this time what additional impact, if any, the PRC government’s monetary policies will have on its business.

We require working capital to pay general and administrative expense, including audit, legal and related fees, associated with our reporting obligations under the Securities Exchange Act of 1934. Other than the management fees which are due us by the Jin Ma Companies, we do not presently have any other source of working capital. At September 30, 2011, we were owed approximately $32.2 million by the Jin Ma Companies. This amount is eliminated in the consolidation of our financial statements with those of the Jin Ma Companies.  We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during the first quarter of 2012, if the quarterly service fees due under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Operating Activities

Net cash flow used in operating activities was $255,613 for the first quarter of 2012 as compared to net cash used in operating activities of $697,750 for the first quarter of 2011, a decrease of $442,137.

For the first quarter of 2012, net cash flow used in operating activities was primarily attributable to:

•
net income of $848,072 adjusted for the add-back of non-cash items such as depreciation of $216,445 and stock-based compensation of $5,625, and the reduction of net income for non-cash items such as bad debt recovery of $15,126, and a gain on changes in fair value of derivative liability of $23,802 and;

•	the receipt of cash from operations from changes in operating assets and liabilities such as:
▪	an increase in accounts payable and accrued expenses of $1,084,012 related to an increase in amounts due to subcontractors;
▪	an increase in taxes payable of $446,544 primarily related to a time lag in payment; and
▪	a decrease in costs and estimated earnings in excess of billings of $38,532 attributable to the progress billing of projects;
•	offset by the use of cash from changes in operating assets and liabilities such as:
▪	an increase in accounts receivable of $2,779,578 due to construction projects billing issued; and
▪	an increase in construction in progress of $69,225 due to development of construction projects.

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

•	the receipt of cash from operations from changes in operating assets and liabilities such as:

	•	a decrease in note receivable of $181,702 due to the collections of annual payments due;
	•	a decrease in other receivables of $11,622;
	•	a decrease in prepaid expenses of $90,000;

	•	a decrease in real estate held for sale of $86,405 attributable to the sale of units; and
	•	an increase in accounts payable and accrued expenses of $5,963,925 related to an increase in amounts due to subcontractors;

•	offset by the use of cash from changes in operating assets and liabilities such as:

•
an increase in accounts receivable of $1,510,376  and an increase in construction in progress of $5,776,563 related to the acquisition of land use rights for Jin Ma Real Estate’s Shuian Renjia residential project, and

	•	a decrease in taxes payable of $725,552 primarily related to payments made.

Investing Activities

No cash flow was used in or provided by investing activities for the first quarter of 2012 as compared to cash used in investing activities of $40,487 for the first quarter of 2011. For the first quarter of 2011, we spent cash of $40,487 on purchase of equipment.

Financing Activities

Net cash flow provided by financing activities was $238,086 for the first quarter of 2012 which was attributable to the net effect of proceeds from advances from a related party of $277,068 and repayment of loan principal of $38,982. Net cash flow provided by financing activities was $740,308 for the first quarter of 2011 which was attributable to proceeds from advances from a related party.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Jin Ma Real Estate guarantees a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For the first quarter of 2012 and 2011, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

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

The following tables summarize the Jin Ma Companies’ contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Bank and other third party Indebtedness	$ 5,175,757	$641,106	$4,534,651	--	--

Off-balance Sheet Arrangements

Neither we nor the Jin Ma Companies have entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties other than the guarantee of mortgages for Jin Ma Real Estate’s customers in the normal course of business. For the first quarter of 2012 and 2011, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not incurred any losses related to the guarantee of mortgages. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of disclosure controls and procedures at September 30, 2011 under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Messrs. Yang and Li concluded that because of the continuing material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2011.

•           the lack of U.S. GAAP expertise of the Jin Ma Companies’ internal accounting staff,
•           the lack of our internal audit functions,
•           the absence of an effective audit committee, and
•           the lack of segregation of duties within accounting functions.

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

While we have made certain changes in our internal control over financial reporting during the first quarter of 2012, we have not remediated the material weaknesses completely. In order to correct these material weaknesses, we have committed to the establishment of effective internal audit functions, an effective audit committee and the addition of accounting staff in the Company as a whole with the proper expertise. We began our search for additional accounting staff during the first quarter of 2012, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region in which the Jin Ma Companies conduct operations, we were not able to hire sufficient internal audit resources and U.S. GAAP expertise before the end of the first quarter of 2012. However, during fiscal 2012 we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS.

None.

ITEM 1A.                  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     (REMOVED AND RESERVED).

ITEM 5.                     OTHER INFORMATION.

           None.

ITEM 6.                                EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer
101	Interactive Data Files
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAE	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Horse International, Inc.

Date: November 15, 2011	By:	/s/ Liankuan Yang
Liankuan Yang
Chief Executive Officer, principal executive officer

Date: November 15, 2011	By:	/s/ Xiaodong Li
Xiaodong Li
Chief Financial Officer, principal financial and accounting officer