Form 10-Q
period 2011-12-31
GOLD HORSE INTERNATIONAL, INC.
filed 2012-02-14
CIK 1111284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,195,033 shares at February 14, 2012.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
	FORM 10-Q
	QUARTERLY PERIOD ENDED DECEMBER 31, 2011

	TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements.
	Condensed Consolidated Balance Sheets:
	As of December 31, 2011 and June 30, 2011	3
	Condensed Consolidated Statements of Income and Comprehensive Income
	For the Three and Six Months Ended December 31, 2011 and 2010	4
	Condensed Consolidated Statements of Cash Flows
	For the Six Months Ended December 31, 2011 and 2010	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Item 1A. Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	(Removed and Reserved)	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

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

•	“first quarter of 2012” refers to the three months ended September 30, 2011 and, “first quarter of 2011” refers to the three months ended September 30, 2010, unless the context otherwise defines.
•	“second quarter of 2012” refers to the three months ended December 31, 2011 and, “second quarter of 2011” refers to the three months ended December 31, 2010, unless the context otherwise defines.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of
	December 31,	June 30,
	2011	2011
	(UNAUDITED)
ASSETS

Cash and cash equivalents	$215,986	$242,238
Restricted cash	20,842	20,458
Accounts receivable, net	15,030,359	7,938,821
Notes receivable on sales type lease - current portion	1,310,395	572,039
Inventories	91,275	73,201
Prepaid expenses	35,531	28,427
Other receivables, net	125,737	114,403
Due from related parties	247,483	-
Cost and estimated earnings in excess of billings	15,727	130,928
Deferred tax assets	186,039	225,519

Total Current Assets	17,279,374	9,346,034

Property and equipment, net	8,247,972	8,542,010
Construction in progress	25,985,502	25,148,978
Notes receivable on sales type lease - net of current portion	15,186,836	15,844,259

Total Assets	$66,699,684	$58,881,281

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable - current portion	$644,806	$549,196
Accounts payable	6,315,109	2,703,281
Due to related parties	-	13,518
Accrued liabilities	408,872	403,130
Taxes payable	835,271	114,775
Derivative liability	52,494	84,713
Billings in excess of costs and estimated earnings	27,657	-

Total Current Liabilities	8,284,209	3,868,613

Loans payable - net of current portion	4,560,824	4,610,149

Total Liabilities	12,845,033	8,478,762

Commitments (Note 17)	-	-

Stockholders' Equity:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 300,000,000 shares authorized;
2,195,033 and 2,158,244 shares issued and outstanding
at December 31, 2011 and June 30, 2011, respectively)	220	216
Additional paid-in capital	7,488,664	7,464,917
Non-controlling interest in variable interest entities	7,642,344	7,642,344
Retained earnings	29,876,182	27,343,397
Statutory reserve	3,111,443	3,066,583
Accumulated other comprehensive income	5,735,798	4,885,062

Total Stockholders' Equity	53,854,651	50,402,519

Total Liabilities and Stockholders' Equity	$66,699,684	$58,881,281

See accompanying notes to unaudited condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

NET REVENUES
Construction	$14,231,619	$15,400,661	$25,595,039	$24,991,149
Hotel	564,383	724,213	1,045,537	1,565,475
Real estate	191,628	302,400	191,628	713,369

Total Revenues	14,987,630	16,427,274	26,832,204	27,269,993

COST OF REVENUES
Construction	12,190,725	13,280,141	21,929,118	21,437,820
Hotel	266,401	393,607	506,469	909,055
Real estate	201,449	241,712	201,449	540,214

Total Cost of Revenues	12,658,575	13,915,460	22,637,036	22,887,089

GROSS PROFIT	2,329,055	2,511,814	4,195,168	4,382,904

OPERATING EXPENSES:
Other hotel operating expenses	12,673	12,255	27,014	31,960
Bad debt recovery	(156,929)	(188,120)	(172,055)	(195,612)
Salaries and employee benefits	153,656	207,251	340,006	418,610
Depreciation	218,072	197,965	434,517	392,437
Selling, general and administrative	114,534	165,044	230,801	467,734

Total Operating Expenses	342,006	394,395	860,283	1,115,129

INCOME FROM OPERATIONS	1,987,049	2,117,419	3,334,885	3,267,775

OTHER (EXPENSES) INCOME:
Other income	-	58	-	6,842
Gain on change in fair value of derivative liabilities	8,417	121,612	32,219	157,092
Interest income	559,806	431,248	559,894	650,860
Interest expense	(218,640)	(125,960)	(419,912)	(252,006)

Total Other (Expenses) Income	349,583	426,958	172,201	562,788

INCOME BEFORE PROVISION FOR INCOME TAX	2,336,632	2,544,377	3,507,086	3,830,563

PROVISION FOR INCOME TAXES	607,059	648,547	929,441	1,020,468

NET INCOME	$1,729,573	$1,895,830	$2,577,645	$2,810,095

COMPREHENSIVE INCOME:
Net income	$1,729,573	$1,895,830	$2,577,645	$2,810,095

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	305,057	529,724	850,736	1,154,673

COMPREHENSIVE INCOME	$2,034,630	$2,425,554	$3,428,381	$3,964,768

NET INCOME PER COMMON SHARE:
Basic	$0.79	$0.97	$1.19	$1.45
Diluted	$0.79	$0.96	$1.18	$1.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,178,729	1,947,992	2,172,002	1,941,476
Diluted	2,195,033	1,981,696	2,190,081	1,972,611

See accompanying notes to unaudited condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,577,645	$2,810,095
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	434,517	392,437
Stock-based compensation	11,250	116,094
Bad debt recovery	(172,055)	(195,612)
Warrants issued for service	-	31,188
Gain on change in fair value of derivative liabilities	(32,219)	(157,092)
Changes in assets and liabilities:
Restricted cash	(45)	-
Accounts receivable	(6,754,321)	(3,597,076)
Notes receivable	190,526	318,298
Inventories	(16,779)	4,124
Prepaid expenses	(6,613)	169,253
Other receivables	(9,391)	(77,145)
Costs and estimated earnings in excess of billings	116,809	42,700
Real estate held for sale	-	174,377
Construction in progress	(417,238)	(14,009,349)
Accounts payable and accrued liabilities	3,561,948	14,562,314
Taxes payable	758,153	(450,871)
Advances from customers	-	41,475
Billings in excess of costs and estimated earnings	27,524	(90,626)
NET CASH PROVIDED BY OPERATING ACTIVITIES	269,711	84,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(845)	(41,033)
NET CASH USED IN INVESTING ACTIVITIES	(845)	(41,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(39,129)	(37,182)
Repayment to related parties	(259,970)	264,928
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(299,099)	227,746

EFFECT OF EXCHANGE RATE ON CASH	3,981	13,056

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,252)	284,353

CASH AND CASH EQUIVALENTS - beginning of period	242,238	309,996

CASH AND CASH EQUIVALENTS - end of period	$215,986	$594,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$396,200	$219,620
Income taxes	$382,958	$1,105,666

See accompanying notes to unaudited condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
December 31, 2011

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
December 31, 2011

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
December 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2011 and June 30, 2011, the Company had $52,494 and $84,713, respectively, of warrants liability on the balance sheets.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the six months ended December 31, 2011:

Warrant liability
Balance at June 30, 2011	$84,713
Change in fair value included in earnings	(32,219)
Balance at December 31, 2011	$52,494

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

See Note 10 for more information on these financial instruments.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

At December 31, 2011 and June 30, 2011, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $686,400 and $845,261, respectively, on its total accounts receivable. Management believes that the notes receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its notes receivable at December 31, 2011 and June 30, 2011.

Other receivables are primarily related to advances made to various vendors and other parties in the normal course of business and an allowance was established when those parties are deemed to be unlikely to repay the amounts. At December 31, 2011 and June 30, 2011, the Company has established, based on a review of its outstanding other receivables balances, an allowance for doubtful accounts in the amount of $28,334 and $27,871, respectively. At such time as management exhausts all collection efforts, the other receivables balance will be netted against the allowance account. The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the six months ended December 31, 2011 were as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total
Balance – June 30, 2011	$845,261	$27,871	$873,132
Reduction in allowance	(172,055)	-	(172,055)
Foreign currency translation adjustments	13,194	463	13,657

Balance – December 31, 2011	$686,400	$28,334	$714,734

Inventories

Inventories, consisting of consumable goods related to the Company’s hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Construction in progress

Properties currently under development are accounted for as construction in progress. Construction in progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expense capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction in progress is to be transferred to an appropriate asset such as real estate held for sale.  Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. Construction in progress is classified in the balance sheets as current or non-current based on whether or not the sale of units of respective projects are expected to take place within 12 months of the balance sheets date.  As of December 31, 2011 and June 30, 2011, construction in progress amounted to $25,985,502 and $25,148,978, respectively, and was included in long-term assets.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

In 2007 and 2008, Jin Ma Real Estate entered into agreements to construct new dormitories as follows:

(a)
In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (the “Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of RMB4,800,000 or approximately $751,000 per annum. In November 2008, Jin Ma Real Estate completed the construction. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 6.12% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of RMB61,691,138 (approximately $9,646,000). The deferred gain on the sale of the property was approximately $55,000 of which $1,102 and $986 was recognized in the six months ended December 31, 2011 and 2010, respectively, and $1,102 and $782 in the three months ended December 31, 2011 and 2010, respectively, pursuant to the installment method and was reflected in the accompanying statements of income.

(b)
In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry School entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Inner Mongolia Chemistry College (the “Chemistry School”) situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate leased the buildings to the Chemistry School for a period of 20 years. The annual lease payments are RMB10.62 million (approximately $1.66 million) for five years (from fiscal 2010 to fiscal 2014), and the annual lease payment is RMB5.42 million (approximately $0.85million) for 15 years (from fiscal 2015 to fiscal 2029). Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 5.94% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of RMB84,196,104 (approximately $12 million). The deferred gain on the sale of the property was approximately $4,159,000 of which nil and $68,194 was recognized in the six months ended December 31, 2011 and 2010, respectively, and nil and $570 in the three months ended December 31, 2011 and 2010, respectively, pursuant to the installment method and was reflected in the accompanying statements of income.

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

As of December 31, 2011, the remaining deferred gains for Vocational School and Chemistry School leases of $51,701 and $3,487,436, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. As of June 30, 2011, the remaining deferred gains for Vocational School and Chemistry School leases of $51,946 and $3,430,517, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (Continued)

The deferred gains were recognized pursuant to the installment method and are reflected in the accompanying consolidated statements of income as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Net revenues	$191,628	$137,948	$191,628	$387,478
Cost of sales	190,526	136,596	190,526	318,298
Gross profit recognized	$1,102	$1,352	$1,102	$69,180

Jin Ma Real Estate receives annual payments of principal and the related imputed interest from the Vocational School and Chemistry School. During the three and six months ended December 31, 2011 and 2010, the Company allocated the payments received as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Amount applied to principal balance of notes receivable	$191,628	$137,948	$191,628	$387,478

Interest income recognized on consolidated statement of income	559,640	431,173	559,640	650,748
Total payment received	$751,268	$569,121	$751,268	$1,038,226

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

Warranty policy

In accordance with ASC Topic 450, the Company estimates liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by construction defects and expected material and labor costs to provide warranty replacement products.  The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, claims made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the three months and six months ended December 31, 2011 and 2010 were immaterial.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months and six months ended December 31, 2011 and 2010 were deemed not material.

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

At December 31, 2011 and June 30, 2011, the Company’s bank deposits by geographic area were as follows:

	December 31, 2011		June 30, 2011
United States	$1,372	0.6%	$1,886	0.8%
China	214,614	99.4%	240,352	99.2%
	$215,986	100.0%	$242,238	100.0%

Net income per common share

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income used for basic and diluted net income per common share	$1,729,573	$1,895,830	$2,577,645	$2,810,095
Weighted average common shares outstanding - basic	2,178,729	1,947,992	2,172,002	1,941,476
Effect of dilutive securities:
Restricted stocks	16,304	—	18,079	—
Unexercised warrants	—	33,704	—	31,135
Weighted average common shares outstanding - diluted	2,195,033	1,981,696	2,190,081	1,972,611
Net income per common share - basic	$0.79	$0.97	$1.19	$1.45
Net income per common share - diluted	$0.79	$0.96	$1.18	$1.42

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net income per common share(Continued)

The diluted earnings per share calculation for the three and six months ended December 31, 2011 and 2010 did not include the warrants to purchase up to 204,945 and 21,442 shares of common stock, respectively, because their effect was anti-dilutive.

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

Asset and liability accounts at December 31, 2011 and June 30, 2011 were translated at RMB6.3585 to USD1.00 and at RMB6.4640 to USD1.00, respectively. The average translation rates applied to income statements for the six months ended December 31, 2011 and 2010 were RMB6.3892 and RMB6.72367 to USD1.00, respectively. In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards.  For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)

In December 2011, the FASB issued ASU No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption o f the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 –RECEIVABLES

ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2011	June 30, 2011
Accounts receivable	$15,716,759	$8,784,082
Less: Allowance for doubtful debts	(686,400)	(845,261)

Accounts receivable, net	15,030,359	7,938,821

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 2 –RECEIVABLES (CONTINUED)

NOTES RECEIVABLE ON SALES TYPE LEASE

Notes receivable, which are attributable to the leasing of the Inner Mongolia Electrical Vocational Technical School (the “Vocational School”) and the Inner Mongolia Chemistry College (the “Chemistry School”) pursuant to a sales-type capital leases, is accounted for using the installment method of accounting as well as original note value. In accordance with ASC Topic 360, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value. At December 31, 2011 and June 30, 2011, notes receivable consisted of the following:

Due in 12-month periods ending December 31 and June 30, respectively	December 31, 2011	June 30, 2011
2012	$3,387,555	$1,689,320
2013	2,425,100	2,385,520
2014	1,607,297	2,385,520
2015	1,607,297	1,581,064
2016	1,607,297	1,581,064
Thereafter	23,062,043	24,266,708
Notes receivable - gross	$33,696,589	$33,889,196
Less: discount on notes receivable	(13,660,221)	(13,990,435)
Less: deferred gain on sale	(3,539,137)	(3,482,463)
	16,497,231	16,416,298
Notes receivable - current portion	(1,310,395)	(572,039)
Notes receivable – non-current portion	$15,186,836	$15,844,259

OTHER RECEIVABLES

Others receivables consisted of the following:

	December 31, 2011	June 30, 2011
Other receivables	$154,071	$142,274
Less: Allowance for doubtful debts	(28,334)	(27,871)

Other receivables, net	125,737	114,403

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 3 - INVENTORIES

At December 31, 2011 and June 30, 2011, inventories consisted of the following:

	December 31, 2011	June 30, 2011

Consumable goods	$91,275	$73,201

NOTE 4 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at December 31, 2011 and June 30, 2011 consisted of:

	December 31, 2011	June 30, 2011
Costs incurred on uncompleted contracts	$42,092,667	$20,857,673
Estimated earnings	9,725,080	4,815,489
	51,817,747	25,673,162
Less: billings to date	(51,829,677)	(25,542,234)
	$(11,930)	$130,928

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	December 31, 2011	June 30, 2011
Costs and estimated earnings in excess of billings	$15,727	$130,928
Billings in excess of costs and estimated earnings	(27,657)	-
	(11,930)	130,928

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2011 and June 30, 2011, property and equipment consist of the following:

	Useful Life	December 31, 2011	June 30, 2011
Office equipment	5-8 Years	$625,038	$614,001
Machinery and equipment	5-15 Years	7,762,730	7,636,033
Vehicles	10 Years	559,916	550,778
Building and building improvements	20 – 50 Years	4,229,841	4,160,806
		13,177,525	12,961,618
Less: accumulated depreciation		(4,929,553)	(4,419,608)
		$8,247,972	$8,542,010

Depreciation of property and equipment is provided using the straight-line method. For the three months ended December 31, 2011 and 2010, depreciation expense amounted to $218,072 and $197,965, respectively. For the six months ended December 31, 2011 and 2010, depreciation expense amounted to $434,517 and $392,437, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 6 – CONSTRUCTION IN PROGRESS

At December 31, 2011 and June 30, 2011, construction in progress consists of the following:

	December 31, 2011	June 30, 2011
Prepaid land use rights and buildings built for Procuratorate Housing Estates (located in Yuquan District, Hohhot City, Inner Mongolia)	$1,367,619	$932,888
Prepaid land use rights for Wusutu Village land – JinWu project	2,600,112	2,557,675
Prepaid land use rights for Fu Xing Ying land – Beiyuan project	10,222,537	10,055,692
Prepaid land use rights for East Wusutu Village land for future development (a)	11,795,234	11,602,723
	$25,985,502	$25,148,978

Construction in progress are classified in the balance sheets as non-current based on that the sale of units of respective projects are expected to take place after 12 months of the balance sheets date.

(a)     During the year ended June 30, 2011, the Company acquired from a local authority a piece of land in East Wusutu Village for a total cash consideration of $11,602,723, which was fully paid before June 30, 2011. As of December 31, 2011, the relevant formalities had not been completed and no land use right certificate had been issued. Management estimated that the relevant formalities will be completed and the land use right certificate will be issued by May 2012.

NOTE 7 – ACCRUED LIABILITIES

At December 31, 2011 and June 30, 2011, accrued expenses consist of the following:

	December 31, 2011	June 30, 2011
Accrued interest payable	$360,410	$331,090
Accrued payroll and employees benefit	38,976	62,395
Others	9,486	9,645
	$408,872	$403,130

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following at December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	$204,450	$201,114

Loans from various unrelated parties, due and repaid in August 2011 with annual interest of 18% and unsecured	-	38,676

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	125,816	123,762

Loan from one unrelated individual, due in March 2012 with annual interest of 24% and unsecured	157,270	154,703

Loan from a local bank, due on various dates until June 2014 with annual interest of 16.32% and secured by assets of Jin Ma Hotel	4,718,094	4,641,090
	5,205,630	5,159,345
Less: current portion	(644,806)	(549,196)
Loans payable, non-current portion	$4,560,824	$4,610,149

For the three months ended December 31, 2011 and 2010, interest expense related to these loans amounted to $218,640 and $125,960, respectively. For the six months ended December 31, 2011 and 2010, interest expense related to these loans amounted to $419,912 and $252,006, respectively.

At December 31, 2011, future maturities of loans payable are as follows:

Due in 12-month periods ending December 31,
2012 (current liability)	$644,806
2013	629,079
2014	3,931,745
$5,205,630

NOTE 9 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes.  These advances are non interest bearing, unsecured and payable on demand.  At December 31, 2011 and June 30, 2011, due from (to) related parties consisted of the following:

Name	Relationship	December 31, 2011	June 30, 2011
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$247,483	$(13,518)

Other

During the three months ended December 31, 2011 and 2010, the Company paid rent of $13,728 and $13,105 to Inner Mongolia Jin Ma Group Ltd., respectively. During the six months ended December 31, 2011 and 2010, the Company paid rent of $27,353 and $25,992 to Inner Mongolia Jin Ma Group Ltd., respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

The warrants issued to the investors in November 2007 contain reset exercise price provisions.  The exercise price of the warrants does not have fixed settlement provision because it can be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the Company had determined to classify these warrants as derivative liabilities. The reset exercise provisions of the warrants issued to the investors were recorded at their relative fair values at issuance and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense). These warrants will continue to be reported as a liability until such time when they are exercised or expire. The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the warrants as of December 31, 2011 and June 30, 2011 using a probability-weighted Black-Scholes-Merton option-pricing model using the following assumptions:

	December 31, 2011	June 30, 2011
Warrants:
Risk-free interest rate	0.12%	0.19%
Expected volatility	150.69%	147.73%
Expected life	0.92 years	1.42 years
Expected dividend yield	-	-

Fair Value:	$52,494	$84,713

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

As of December 31, 2011 and June 30, 2011, the outstanding  warrants related to the convertible debentures were 196,195. At December 31, 2011 and June 30, 2011, the Company recorded a derivative liability of $52,494 and $84,713, respectively, related to the warrants. For the three months ended December 31, 2011 and 2010, gains from the change in fair value of derivative liabilities were $8,417 and $121,612, respectively. For the six months ended December 31, 2011 and 2010, gains from the change in fair value of derivative liabilities were $32,219 and $157,092, respectively. For the three and six months ended December 31, 2011 and 2010, no gain or loss from the extinguishment of derivative liabilities was earned or incurred as no warrants were exercised.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

At December 31, 2011 and June 30, 2011, taxes payable (prepaid) are as follows:

	December 31, 2011	June 30, 2011
Income taxes payable	$510,097	$(34,636)
Other taxes payable
- land appreciation tax	112,928	111,085
- business tax	96,102	9,755
- others	116,144	28,571
	$835,271	$114,775

As of December 31, 2011 and June 30, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended December 31, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of December 31, 2011 and June 30, 2011.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

During the three months and six months ended December 31, 2011, the Company issued a total of 22,727 shares of its common stock to the Company's ex-CFO for the services rendered by him. The shares were valued at $0.55 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company reduced accrued expenses of $12,501.

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

Up to December 31, 2011, the Company issued 14,062 Restricted Shares to the CFO.

The Restricted Shares will be vested in accordance with the share price as of the pay day:

-	$5,625 Restricted Shares to be vested on July 1, 2011;
-	$5,625 Restricted Shares to be vested on October 1, 2011;
-	$5,625 Restricted Shares to be vested on January 1, 2012; and
-	$5,625 Restricted Shares to be vested on April 1, 2012.

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
December 31, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

Accordingly, the Company recognized compensation expense of $5,625 and $11,250 related to the restricted shares granted to Mr. Li for the three and  six months ended December 31, 2011, respectively, based on the estimated grant-date fair value of the Company’s common stock of $0.8.

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

Warrants:	At grant date
Risk-free interest rate	0.18%
Expected volatility	175.4%
Expected life	5 years
Expected dividend yield	-

Fair Value:	$31,188

Warrant activities for the six months ended December 31, 2011 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at June 30, 2011	204,945	$3.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2011	204,945	$3.37

Warrants exercisable at December 31, 2011	204,945	$3.37

The following table summarizes the Company's stock warrants outstanding at December 31, 2011:

Warrants Outstanding					Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$3.20	183,503	$3.20	$-	0.92 Years	183,503	$3.20
$4.00	12,692	$4.00	$-	0.92 Years	12,692	$4.00
$6.00	8,750	$6.00	$-	3.63 Years	8,750	$6.00
	204,945	$3.37	$-	1.03 Years	204,945	3.37

(1)	The intrinsic value of warrants at December 31, 2011 is zero since the market value of the Company’s common stock of $0.69 as of December 31, 2011 is lower than the exercise price of the warrants.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 13 – SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six months ended December 31, 2011 and 2010, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the three and six months ended December 31, 2011 and 2010 is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Revenues:
Construction	$14,231,619	$15,400,661	$25,595,039	$24,991,149
Real Estate	191,628	302,400	191,628	713,369
Hotel	564,383	724,213	1,045,537	1,565,475
	14,987,630	16,427,274	26,832,204	27,269,993
Depreciation:
Construction	122,157	116,507	243,403	230,870
Real Estate	11,730	11,095	23,372	22,007
Hotel	84,185	70,363	167,742	139,560
	218,072	197,965	434,517	392,437
Interest expense:
Construction	218,640	125,960	419,912	252,006
Net income (loss):
Construction	1,221,397	1,516,549	2,144,543	2,352,925
Real Estate	426,197	317,091	339,759	482,595
Hotel	80,251	108,021	108,836	216,898
Other (a)	1,728	(45,831)	(15,493)	(242,323)
	$1,729,573	$1,895,830	$2,577,645	$2,810,095

	December 31, 2011	June 30, 2011
Identifiable long-lived tangible assets at December 31, 2011 and June 30, 2011:
Construction	$6,043,262	$6,184,382
Real Estate	303,087	321,241
Hotel	1,901,623	2,036,387
	$8,247,972	$8,542,010

(a)
The Company does not allocate its general and administrative expenses of its U.S. activities and the fair value changes of its derivative liabilities to its reportable segments, because these activities are managed at a corporate level.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 14 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve reaches 50% of the entities’ registered capital or members’ equity. For the six months ended December 31, 2011, statutory reserve activity is as follows:

Statutory Reserve
Balance – June 30, 2011	$3,066,583
Addition to statutory reserves	44,860
Balance – December 31, 2011	$3,111,443

NOTE 15 – MAJOR CUSTOMERS AND VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customers depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the three months ended December 31, 2011, four construction projects accounted for 95.0% of the Company’s total revenues. For the three months ended December 31, 2010, three construction projects accounted for 94.3% of the Company’s total revenues.

For the six months ended December 31, 2011, two construction projects accounted for 76.9% of the Company’s total revenues. For the six months ended December 31, 2010, three construction projects accounted for 91.6% of the Company’s total revenues.

Major customers are summarized as follows:

Project Name	For the Three Months Ended December 31, 2011%		For the Three Months Ended December 31, 2010%
Tiantixingyuan No. 1 – No. 7 project	$3,893,236	26.0	6,329,129	38.5
Fuhengyuan residential No. 1 – No. 19 project	5,396,517	36.0	2,795,513	17.0
Xinyuan residential project	2,544,360	17.0	-	-
Haitianshengdi project	2,397,506	16.0	-	-
Jianhe Garden residential project	-	-	6,369,104	38.8

Project Name	For the Six Months Ended December 31, 2011%		For the Six Months Ended December 31, 2010%

Tiantixingyuan No. 1 - No. 7 project	$10,772,806	40.1	$6,329,129	23.2
Fuhengyuan residential No. 1 - No. 19 project	9,880,367	36.8	2,795,513	10.2
Jianhe Garden residential project	-	-	15,869,011	58.2

At December 31, 2011, the Company had $14,210,742 of accounts receivable due from its major customers listed above.

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

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 16 – RESTRICTED NET ASSETS

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of a registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant's proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Gold Horse International, Inc. exceed 25% of the consolidated net assets of Gold Horse International, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of all of our operations and revenues are conducted and generated in China through the Jin Ma Companies, all of our revenues being earned and currency received are denominated in RMB. RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. dollars.

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

GOLD HORSE INTERNATIONAL, INC. CONDENSED PARENT COMPANY BALANCE SHEETS (UNAUDITED)
	As of December 31,	As of June 30,
	2011	2011
ASSETS
Cash and cash equivalents	$1,372	$1,886
Prepaid expenses	58	1,000
Total Current Assets	1,430	2,886
Investments in subsidiaries at equity	53,220,586	49,776,712
Due from subsidiaries	698,004	749,638
Total Assets	$53,920,020	$50,529,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,875	$21,171
Derivative liabilities	52,494	84,713
Accrued liabilities	-	20,833
Total Current Liabilities	65,369	126,717
Stockholders' equity:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 2,195,033 and 2,158,244 shares issued and outstanding at December 31, 2011 and June 30, 2011
respectively)	220	216
Additional paid-in capital	7,488,664	7,464,917
Non-controlling interest in variable interest entities	7,642,344	7,642,344
Retained earnings	29,876,182	27,343,397
Statutory reserve	3,111,443	3,066,583
Other comprehensive income	5,735,798	4,885,062
Total Stockholders' Equity	53,854,651	50,402,519
Total Liabilities and Stockholders' Equity	$53,920,020	$50,529,236

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 16 – RESTRICTED NET ASSETS (CONTINUED)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF INCOME (UNAUDITED)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Salaries and employee benefits	5,625	70,408	36,250	145,211
General and administrative	1,063	97,035	11,462	254,204
Total Operating Expenses	6,688	167,443	47,712	399,415

LOSS FROM OPERATIONS	(6,688)	(167,443)	(47,712)	(399,415)
OTHER INCOME:
Gain on change in fair value of derivative liabilities	8,417	121,612	32,219	157,092

INCOME (LOSS) ATTRIBUTABLE TO PARENT ONLY	1,729	(45,831)	(15,493)	(242,323)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	1,727,844	1,941,661	2,593,138	3,052,418

NET INCOME	$1,729,573	$1,895,830	$2,577,645	$2,810,095

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,729,573	$1,895,830	$2,577,645	$2,810,095
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(1,727,844)	(1,941,661)	(2,593,138)	(3,052,418)
Stock-based compensation	5,625	116,094	11,250	116,094
Warrants issued for services	-	-	-	31,188
Gain on change in fair value of derivative liabilities	(8,417)	(121,612)	(32,219)	(157,092)
Changes in assets and liabilities:
Prepaid expenses	942	90,001	942	180,001
Accounts payable	3,367	(2,897)	4,205	(19,583)
Accrued expenses	(25,001)	(45,686)	(20,833)	41,617
NET CASH USED IN OPERATING ACTIVITIES	(21,755)	(9,931)	(52,148)	(50,098)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from subsidiaries	21,634	-	51,634	50,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	21,634	-	51,634	50,000
CASH FLOWS FROM FINANCING ACTIVITIES:	-	-	-	-
NET DECREASE IN CASH	(121)	(9,931)	(514)	(98)
CASH - beginning of period	1,493	10,876	1,886	1,043
CASH - end of period	$1,372	$945	$1,372	$945

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 17 – COMMITMENTS

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of December 31, 2011.

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

Overview

We are not engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues.  Pursuant to  generally accepted accounting principles, the Jin Ma Companies  are deemed to be variable interest entities (“VIEs”) and we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this report, the assets and liabilities at December 31, 2011 and June 30, 2011 and the results of operations for the three and six months ended December 31, 2011 and 2010 are primarily those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have developed business and operations which are independent of the Jin Ma Companies, of which there are no assurances, we will in all likelihood be forced to cease our operations.

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended December 31, 2011 and Six Months Ended December 31, 2010.

	For the Six Months Ended December 31,
	2011	% of Total Net Revenues		2010	% of Total Net Revenues
NET REVENUES
Construction	$25,595,039	95.4		$24,991,149	91.6
Hotel	1,045,537	3.9		1,565,475	5.7
Real estate	191,628	0.7		713,369	2.7
Total Revenues	26,832,204	100.0		27,269,993	100.0
COST OF SALES
Construction	21,929,118	85.7	*	21,437,820	85.8	*
Hotel	506,469	48.4	*	909,055	58.1	*
Real estate	201,449	105.1	*	540,214	75.7	*
Total Cost of Sales	22,637,036	84.4		22,887,089	83.9
GROSS PROFIT
Construction	3,665,921	14.3	*	3,553,329	14.2	*
Hotel	539,068	51.6	*	656,420	41.9	*
Real estate	(9,821)	(5.1	)*	173,155	24.3	*
Total Gross Profit	$4,195,168	15.6		$4,382,904	16.1

*	Represents percentage of respective segments total net revenues

 Net Revenues. For the six months ended December 31, 2011, our overall net revenues decreased slightly from the six months ended December 31, 2010. The slight decrease in revenues was due to the net effect of increased activity in Jin Ma’s construction operation and a drop in real estate operations as a result of a lack of  real estate units available for sale and a decrease in hotel business caused by maintenance of a city road in front of Jin Ma Hotel as well as stronger competition in Hohhot hotels operation.

Net revenues related to Jin Ma Construction by construction project are summarized as follows:

Project Name	For the Six Months Ended December 31, 2011	%(*)	For the Six Months Ended December 31, 2010	%(*)
Tiantixingyuan No. 1 – No. 7 project	$10,772,806	42.1	$6,329,129	25.3
Fuhengyuan residential No. 1 – No. 10 project	8,154,239	31.9	2,795,513	11.2
Fuhengyuan residential No. 11 – No. 19 project	1,726,128	6.7	-	-
Xinyuan residential project	2,544,360	9.9	-	-
Haitianshengdi project	2,397,506	9.4	-	-
Jianhe Garden residential project	-	-	15,869,011	63.5
Tuzuoqi Low-rent project	-	-	(2,504)	0.0
Total construction segment net revenues	$25,595,039	100.0	$24,991,149	100.0

*           Represents percentage of construction segment net revenues.

At December 31, 2011, the percentage completed for each respective job is as follows:

% Complete
Tiantixingyuan No. 1 – No. 7 project	100.0
Fuhengyuan residential No. 1 – No. 10 project	100.0
Fuhengyuan residential No. 11 – No. 19 project	11.3
Xinyuan residential project	17.8
Haitianshengdi project	16.0

As of December 31, 2011, the percentage completed for each respective third party construction job is as follows::

•
the Tiantixingyuan No. 1 – No. 7 project, a project consisting of seven residential buildings with a total construction area of 90,607 square meters that began construction in September 2010 and was completed at December 31, 2011 and will be subject to final acceptance examination in 2012, and

•
the Fuhengyuan residential No. 1 – No. 10 project, a project consisting of ten residential buildings with a total construction area of 110,129 square meters that began construction in October 2010 and was completed at December 31, 2011 and will be subject to final acceptance examination in 2012, and

•
the Fuhengyuan residential No. 11 – No. 19 project, a project consisting of nine residential buildings with a total construction area of 97,368 square meters that began construction in October 2011 with an expected completion date of December 2012 and was 11.3% complete at December 31, 2011, and

•
the Xinyuan residential project, a project consisting of twelve residential buildings with a total construction area of 91,669 square meters that began construction in October 2011 with an expected completion date of August 2012 and was 17.8% complete at December 31, 2011, and

•
the Haitianshengdi project, a project consisting of ten residential buildings with a total construction area of 110,129 square meters that began construction in October 2011 with an expected completion date of June 2012 and was 16.0% complete at December 31, 2011.

The increase in Jan Ma Construction’s revenue for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 was attributable to the timing of construction work performed. As of December 31, 2011, Jin Ma Construction had five construction projects in process  compared to three projects as of December 31, 2010. At any given time Jin Ma Construction will have a concentration of significant customers depending upon the number and scope of construction projects.  These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. In addition, if Jin Ma Construction does not successfully manage its business so that it has new projects ready to start as current projects are completed its revenues will decline which will materially adversely impact our liquidity and operations in future periods. In addition to the third party construction projects outlined above, Jin Ma Construction has been acting as general contractor for Jin Ma Real Estate to construct residential real estate development projects such as the Procuratorate Housing Estates project in order to vertically integrate all development processes from construction management to the sale of real estate units to final customers.

Net revenues for Jin Ma Hotel’s operations decreased by $519,938, or 33% for the six months ended December 31, 2011 from the six months ended December 31, 2010 primarily due to maintenance of a city road out of the front gate of Jin Ma Hotel in July and August 2011. As a result of fewer customers served, banquet and catering business decreased. The maintenance was completed in August 2011 and the access to Jin Ma Hotel was restored in September 2011. Meanwhile, the competition in the hotel, banquet and catering business continued to be keen in the second quarter of 2012, with more hotels commencing operations in the city of Hohhot. We continue to focus our marketing efforts to attract more tour groups to stay in our hotel and more local customers to our banquet facilities.

For the six months ended December 31, 2011 and 2010, net revenues from real estate operations are summarized as follows:

Project Name	For the six months ended December 31,
	2011	2010
Building 1 to 4 of Procuratorate Housing Estates	$-	$325,891
Vocational School	191,628	171,594
Chemistry School	-	215,884

	$191,628	$713,369

Net revenues for Jin Ma Real Estate’s operations decreased by $521,741, or 73% for the six months ended December 31, 2011 from the six months ended December 31, 2010. Jin Ma Real Estate’s development operation did not generate any revenue from unit sales for the six months ended December 31, 2011 due to a lack of inventory of apartment units available for sale. During the fourth quarter of fiscal 2011, Jin Ma Real Estate sold its remaining inventory of apartment units available for sale, in particular, the bulk sale of units at Shuian Renjia Project. Meanwhile, Jin Ma Real Estate has not yet completed any units so far during fiscal 2012. Management expects that the earliest time when Jin Ma Real Estate sells new real estate units will be around August 2013 upon the completion of the Building Number 6 of the Procuratorate Housing Estates, a one-residential building project with a total construction area of 38,000 square meters. The construction of this project commenced in September 2011 and the estimated revenue is about $27.8 million.

The annual installment payment was due and collected from the Vocational School during the second quarter of fiscal 2012 and revenue of $191,628 was recognized for the six months ended December 31, 2011.The annual installment payment from the Chemistry School was overdue during the second quarter of fiscal 2012 and remained outstanding at December 31, 2011. Since no payment was collected, no revenue was recognized on this project during the six months ended December 31, 2011. Jin Ma Real Estate is confident that the annual installment from the Chemistry School will be collected during the fiscal year 2012.

Cost of Revenues. Overall, cost of revenues increased slightly from 83.9% of net revenues for the six months ended December 31, 2010 to 84.4% of net revenues for the six months ended December 31, 2011. Cost of revenues as a percentage of net revenues from Jin Ma Construction’s operation fluctuated slightly from 85.8% for the six months ended December 31, 2010 to 85.7% for the six months ended December 31, 2011. Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operations for the six months ended December 31, 2011 decreased to 48.4% from 58.1% for the six months ended December 31, 2010. The decrease in the percentage was primarily attributable to the better management of raw material costs. Jin Ma Hotel expects that the cost of revenues as a percentage of sales for its hotel operation will remain at its current level in the current year. Cost of sales for Jin Ma Real Estate development operation as a percentage of net revenues increased to approximately 105.1% from approximately 75.7% for the six months ended December 31, 2010 as  we have only recognized revenues  on Vocational School in 2012, which was a loss making project.

Gross Profit. Gross profit decreased slightly 4.3% for the six months ended December 31, 2011 from the six months ended December 31, 2010. Gross profit margin decreased from 16.1% for the six months ended December 31, 2010 to 15.6% for the six months ended December 31, 2011. The fluctuation in gross profit was attributable to a net effect of an increase in revenues and profit generated from Jin Ma Construction and a decrease in revenues and profit derived from Jin Ma Real Estate and Jin Ma Hotel.

Total Operating Expenses. For the six months ended December 31, 2011, overall operating expenses decreased by 22.9% from the six months ended December 31, 2010. This decrease was mainly due to the net effect of a decrease in selling, general and administrative expenses and a decrease in bad debt recovery, as described below. We expect that operating expenses will maintain at their current level with minimal increases in the current year.

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel's restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses decreased by 15.5% for the six months ended December 31, 2011 from the six months ended December 31, 2010. Other hotel operating expenses were 2.6% of hotel revenues for the six months ended December 31, 2011 as compared to 2.0% for the six months ended December 31, 2010. The decrease in other hotel operating expenses for the six months ended December 31, 2011 is primarily attributable to the decreased business in Jin Ma Hotel.

Bad Debt Recovery. For the six months ended December 31, 2011, bad debt recovery income amounted to $172,055 as compared to bad debt recovery income of $195,612 for the six months ended December 31, 2010, a decrease by $23,557 or 12.0% and relates to the collection of receivable balances previously written off. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in the Jin Ma Companies existing accounts and other receivables. We periodically review the Jin Ma Companies’ accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Salaries and Employee Benefits. For the six months ended December 31, 2011, salaries and employee benefits amounted to $340,006 as compared to $418,610 for the six months ended December 31, 2010, a decrease by $78,604 or 18.8%. Compensation paid to our directors decreased as a result of the resignations of two directors in first quarter of 2012. We expect that salaries and employee benefits will fluctuate with business in the current year.

Depreciation. For the six months ended December 31, 2011, depreciation increased by 10.7% as compared to the six months ended December 31, 2010. This slight increase was primarily due to Jin Ma Hotel’s newly purchased fixed assets for which we began depreciation in the first quarter of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of selling, office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. Selling, general and administrative expenses decreased 50.7% for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. The decrease was primarily attributable to the decrease in professional fees as a result of our decreased activities in the U.S. capital markets.

Total Other (Expenses) Income. For the six months ended December 31, 2011, we recorded other income of $172,201 as compared to other income of $562,788 for the six months ended December 31, 2010. For the six months ended December 31, 2011 and 2010, other (expenses) income mainly consisted of the following:

•
for the six months ended December 31, 2011, we recorded a gain of $32,219 as compared to $157,092 for the six months ended December 31, 2010 related to the change in fair value of derivative liabilities associated with warrants;

•
for the six months ended December 31, 2011, we recorded interest income of $559,894 as compared to interest income of $650,860 for the six months ended December 31, 2010, a decrease of $90,966 attributable to the recording of interest income of $ 108,446 from the collection of the payments from the Chemistry School for the six months ended December 31, 2010 and no such interest income collected for the six months ended December 31, 2011; and

•
for the six months ended December 31, 2011, we recorded interest expense of $419,912 as compared to $252,006 for the six months ended December 31, 2010, an increase of 66.6% which was attributable to an increase in the average loans payable balance during the six months ended December 31, 2011 and an increase of interest rates compared to the six months ended December 31, 2010.

Provision for Income Taxes. Provision for income taxes decreased by 8.9% for the six months ended December 31, 2011 (26.5% of income before income taxes) from for the six months ended December 31, 2010 (26.6% of income before income taxes). The decrease in the provision for income taxes was attributable to a decrease in the income before income taxes related to our Chinese subsidiaries and the VIEs.

Net Income. Net income decreased 8.3% for the six months ended December 31, 2011 from the six months ended December 31, 2010. This decrease was primarily attributable to the decrease in other income and gross profit offset by a decrease in operating expenses and provision for income taxes as described above. This translates to basic net income per common share of $1.19 and $1.45 respectively, and diluted net income per common share of $1.18 and $1.42 for the six months ended December 31, 2011 and 2010, respectively.

Comprehensive Income. For the six months ended December 31, 2011, we reported unrealized gain on foreign currency translation of $850,736 as compared to $1,154,673 for the six months ended December 31, 2010 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $3,428,381 for the six months ended December 31, 2011 as compared to comprehensive income of $3,964,768 for the six months ended December 31, 2010.

Comparison of Three Months Ended December 31, 2011 and Three Months Ended December 31, 2010.

	For the Three Months Ended December 31,
	2011	% of Total Net Revenues		2010	% of Total Net Revenues
NET REVENUES
Construction	$14,231,619	95.0		$15,400,661	93.8
Hotel	564,383	3.8		724,213	4.4
Real estate	191,628	1.2		302,400	1.8
Total Revenues	14,987,630	100.0		16,427,274	100.0
COST OF SALES
Construction	12,190,725	85.7	*	13,280,141	86.2	*
Hotel	266,401	47.2	*	393,607	54.3	*
Real estate	201,449	105.1	*	241,712	79.9	*
Total Cost of Sales	12,658,575	84.5		13,915,460	84.7
GROSS PROFIT
Construction	2,040,894	14.3	*	2,120,520	13.8	*
Hotel	297,982	52.8	*	330,606	45.7	*
Real estate	(9,821)	(5.1	)*	60,688	20.1	*
Total Gross Profit	$2,329,055	15.5		$2,511,814	15.3

*	Represents percentage of respective segments total net revenues
 Net Revenues. For the second quarter of 2012, our overall net revenues decreased 8.8% from the second quarter of 2011. The decrease in revenues was mainly due to decreased business in our construction, hotel and real estate operations.

Net revenues related to Jin Ma Construction by construction project are summarized as follows:

Project Name	For the Three Months Ended December 31, 2011	% (*)	For the Three Months Ended December 31, 2010	% (*)
Tiantixingyuan No. 1 – No. 7 project	3,893,236	27.4	6,329,129	41.1
Fuhengyuan residential No. 1 – No. 10 project	3,670,389	25.8	2,795,513	18.1
Fuhengyuan residential No. 11 – No. 19 project	1,726,128	12.1	-	-
Xinyuan residential project	2,544,360	17.9	-	-
Haitianshengdi project	2,397,506	16.8	-	-
Jianhe Garden residential project	-	-	6,369,104	41.4
Tuzuoqi Low-rent project	-	-	(93,085)	(0.6)
Total construction segment net revenues	$14,231,619	100.0	$15,400,661	100.0

           *           Represents percentage of construction segment net revenues.

The decrease in Jan Ma Construction’s revenue for the second quarter of 2012 as compared to the second quarter of 2011 was attributable to the timing of Jin Ma Construction’s business as well as a turnaround in the real estate market in Hohhot which occurred in the second quarter of 2011.

Net revenues for Jin Ma Hotel’s operations decreased 22.1% for the second quarter of 2012 from the second quarter of 2011 primarily due to keen competition in the hotel, banquet and catering business as a result of more hotels commencing operation in the city of Hohhot in the second quarter of 2012. We continue to focus our marketing efforts to attract more tour groups to stay in our hotel and more local customers to our banquet facilities.

For the three months ended December 31, 2011 and 2010, net revenues from real estate operations are summarized as follows:

Project Name	For the three months ended December 31,
	2011	2010
Building 1 to 4 of Procuratorate Housing Estates	$-	$164,452
Vocational School	191,628	136,144
Chemistry College	-	1,804

	$191,628	$302,400

Net revenues for Jin Ma Real Estate’s operations decreased by $110,772, or 36.6%, for the second quarter of 2012 from the second quarter of 2011. The decrease was attributable to a lack of inventory of apartment units available for sale and the overdue payment from the Chemistry School.

Cost of Revenues. Overall, cost of revenues as a percentage of net revenues decreased slightly from 84.7% for the second quarter of 2011 to 84.5% of net revenues for the second quarter of 2012. This overall change included the following segment changes:

•
Cost of revenues as a percentage of net revenues from Jin Ma Construction’s operation for the second quarter of 2012 decreased to 85.7% from 86.2% for the second quarter of 2011. The slight decrease was mainly attributable to the slight decrease in construction materials and labor costs.

•
Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operations for the second quarter of 2012 decreased to 47.2% from 54.3% for the second quarter of 2011. The decrease in cost of sales as a percentage of net revenues was primarily attributable to the better management of raw material costs.

•
Cost of revenues for Jin Ma Real Estate’s operation as a percentage of net real estate revenues for the second quarter of 2012 increased  to 105.1% from 79.9% for the second quarter of 2011. In the second quarter of 2012, all of revenues for our real estate development operation was attributable to the Vocational School, which was a loss making project, and was recognized on the installment method which apportions each cash receipt and principal payment by the buyer between cost recovered and profit. In the second quarter of 2010, 45.0% of revenues for our real estate development operation related to the Vocational School, and the remaining revenues were primarily attributable to the sale of our real estate units with a gross margin of over 40%.

Gross Profit. Gross profit decreased 7.3% for the second quarter of 2012 from the second quarter of 2011. Gross profit margin increased slightly from 15.3% for the second quarter of 2011 to 15.5% for the second quarter of 2012. The decrease in gross profit was attributable to decreased business in our construction, hotel and real estate operations.

Total Operating Expenses. For the second quarter of 2012, overall operating expenses decreased 13.3% from the second quarter of 2011. This decrease was mainly due to a decrease in salaries and employee benefits as well as a decrease in selling, general and administrative expenses, offset by an increase in depreciation and a decrease in bad debt recovery, as described below.

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel's restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses increased 3.4% for the second quarter of 2012 from the second quarter of 2011. Other hotel operating expenses were 2.2% of hotel revenues for the second quarter of 2012 as compared to 1.7% for the second quarter of 2011.

Bad Debt Recovery. For the second quarter of 2012, bad debt recovery income amounted to $156,929 as compared to bad debt recovery income of $188,120 for the second quarter of 2011which related to the collection of aged receivable balances previously written off.

Salaries and Employee Benefits. For the second quarter of 2012, salaries and employee benefits decreased 25.9% as compared to  the second quarter of 2011. Compensation paid to our directors decreased as a result of the resignations of two directors in first quarter of 2012 and the salary expenses of Jin Ma Hotel and Jin Ma Real Estate decreased as a result of a decline in the average bonus resulting from decreased business. We expect that salaries and employee benefits will fluctuate with business in the current year.

Depreciation. For the second quarter of 2012, depreciation increased 10.2% as compared to the second quarter of 2011. This slight increase was primarily due to our newly purchased fixed assets for which we began depreciation in the first quarter of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 30.6% for the second quarter of 2012 compared to the second quarter of 2011. The decrease was primarily attributable to the decrease in professional fees as a result of our decreased activities in the U.S. capital markets.

Total Other Income (Expenses). In the second quarter of 2012, we recorded other income of $349,583 as compared to other income of $426,958 in the second quarter of 2011. In the second quarter of 2012 and 2011, other income (expenses) primarily consisted of the following:

•	in the second quarter of 2012, we recorded a gain of $8,417 compared to $121,612 in the second quarter of 2011 related to the change in fair value of derivative liabilities associated with warrants;

•
in the second quarter of 2012, we recorded interest income of $559,806 as compared to interest income of $431,248 in the second quarter of 2011, an increase of $128,558. The 2011 annual installment payment from the Vocational School was collected partially in the first quarter and partially in the second quarter of 2011 and the related interest income was split between  the two quarters of 2011 accordingly, whereas the 2012 annual installment payment from the Vocational School was collected in whole in the second quarter of 2012 and the entire interest income was recorded in the second quarter of 2012; and

•
in the second quarter of 2012, we recorded interest expense of $218,640 as compared to $125,960 in the second quarter of 2011, an increase by $92,680 or 73.6% which was attributable to an increase in the average loans payable balance and an increase of interest rates compared to the second quarter of 2011.

Provision for Income Taxes. Total provision for income taxes decreased 6.4% in the second quarter of 2012 (26.0% of income before income taxes) from the second quarter of 2011 (25.5% of income before income taxes). The decrease in the provision for income taxes was attributable to a decrease in income before income taxes related to our Chinese subsidiaries and the VIEs.

Net Income. Net income decreased 8.8% for the second quarter of 2012 from the second quarter of 2011. This decrease was primarily attributable to the decrease in other income and gross profit offset by a decrease in operating expenses and provision for income taxes as described above. This translates to basic net income per common share of $0.79 and $0.97, and diluted net income per common share of $0.79 and $0.96, for the three months ended December 31, 2011 and 2010, respectively.

Comprehensive Income. For the second quarter of 2012, we reported unrealized gain on foreign currency translation of $305,057 as compared to $529,724 for the second quarter of 2011 which reflects the effect of the declining value of the U.S. dollar. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $2,034,630 for the second quarter of 2012 as compared to comprehensive income of $2,425,554 for the second quarter of 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs. Our principal liquidity demands are based on the capital needs of the Jin Ma Companies related to the development of new properties, land use right acquisitions, and our general corporate purposes. The Jin Ma Companies have historically relied on bank loans and advances from related parties to supplement their working capital.

At December 31, 2011, we had a cash balance of $215,986, substantially all of which is located in financial institutions in China under the control of the Jin Ma Companies.

Our working capital increased by $3,517,744 to $8,995,165 at December 31, 2011 from a working capital balance of $5,477,421 at June 30, 2011. This increase in working capital is primarily attributable to:

•	An increase in accounts receivable, net of allowance for doubtful accounts, of $7,091,538 due to construction projects billing issued,
•	An increase in notes receivable on sales type lease - current portion of $738,356 due to collection falling due from the Chemistry School,
•	An increase in due from (to) related parties of $261,001 due to payment to related parties, and
•	A decrease in derivative liability of $32,219 due to fair value fluctuation of warrants,
Offset by:
•	An increase in loans payable – current portion of $95,610 due to more loan principal falling due within one year,
•	An increase in accounts payable of $3,611,828 due to construction projects payables to subcontractors,
•	An increase in taxes payable of $720,496, and
•	A decrease in cost and estimated earnings in excess of billings of $115,201.

Our balance sheets at December 31, 2011 reflects loans payable  of $5,205,630 due through June 2014 which were working capital loans made to the Jin Ma Companies by third parties. These loans bear annual interest rates ranging from 16.32% to 24% and will fall due between March 2012 and June 2014. Of this amount, approximately $4,718,094 is secured by the assets of Jin Ma Hotel and the remaining balances are unsecured. Additionally, approximately $644,806 of these loans mature within the next 12 months. The Jin Ma Companies expect to renew these loans as they become due.

The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash flow provided by operations and from the collection of outstanding accounts and notes receivable balances. We are confident that we will collect all outstanding accounts receivable and notes receivable balances on a timely basis. Additionally, for the six months ended December 31, 2011, the Jin Ma Companies paid advances to related parties owned by our chief executive officer of $259,970 which was used for deposit purposes. The terms of these advances are non interest bearing, unsecured and payable on demand. Upon acquiring land for future development, the Jin Ma Companies intend to raise funds to develop its projects by obtaining financing mainly from local banking institutions with which it has done business in the past. It also expects to fund projects through related party advances, from the collection of previous accounts receivable and from progress billings.

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

We require working capital to pay general and administrative expense, including audit, legal and related fees, associated with our reporting obligations under the Securities Exchange Act of 1934. Other than the management fees which are due us by the Jin Ma Companies, we do not presently have any other source of working capital. At December 31, 2011, we were owed approximately $33.9 million by the Jin Ma Companies. This amount is eliminated in the consolidation of our financial statements with those of the Jin Ma Companies.  We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during the first quarter of 2012, if the quarterly service fees due under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Operating Activities

Net cash flow provided by operating activities was $269,711 for the six months ended December 31, 2011 as compared to net cash provided by operating activities of $84,584 for the six months ended December 31, 2010, an increase of $185,127.

For the six months ended December 31, 2011, net cash flow provided by operating activities was primarily attributable to:

•
net income of $2,577,645 adjusted for the add-back of non-cash items such as depreciation of $434,517 and stock-based compensation of $11,250, and the reduction of net income for non-cash items such as bad debt recovery of $172,055, and a gain on changes in fair value of derivative liability of $32,219 and;

•	the receipt of cash from operations from changes in operating assets and liabilities such as:
▪	an increase in notes receivable on sales type lease of $190,526 due to overdue collection of payment:
▪	a decrease in costs and estimated earnings in excess of billings of $116,809 attributable to the progress billing of projects;
▪	an increase in accounts payable and accrued expenses of $3,561,948 related to an increase in amounts due to subcontractors; and
▪	an increase in taxes payable of $758,153 primarily related to a time lag in payment;
•	offset by the use of cash from changes in operating assets and liabilities such as:
▪	an increase in accounts receivable of $6,754,321 due to construction projects billing issued; and
▪	an increase in construction in progress of $417,238 due to development of construction projects.

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

•	the receipt of cash from operations from changes in operating assets and liabilities such as:
▪	a decrease in notes receivable of $318,298 due to the collections of annual payments due;

▪	a decrease in prepaid expenses of $169,253;
▪	a decrease in costs and estimated earnings in excess of billings of $42,700;
▪	a decrease in real estate held for sale of $174,377 attributable to the sale of units;
▪
an increase in accounts payable and accrued expenses of $14,562,314 related to an increase in amounts due to subcontractors which will be paid upon the collection of the related accounts receivable; and

▪	an increase in advances from customers of $41,475.
•	offset by the use of cash from changes in operating assets and liabilities such as:
▪	an increase in accounts receivable of $3,597,076;
▪	an increase in other receivable of $77,145;
▪	an increase in construction in progress of $14,009,349 related primarily to Jin Ma Real Estate’s Shuian Renjia residential project;
▪	a decrease in taxes payable of $450,871 primarily related to payments made; and
▪	a decrease in billings in excess of costs and estimated earnings of $90,626.

Investing Activities

Net cash flow used in investing activities was $845 for the six months ended December 31, 2011 as compared to cash used in investing activities of $41,033 for the six months ended December 31, 2010. For the six months ended December 31, 2011 and 2010, we spent cash of $845 and $41,033 on purchase of property and equipment.

Financing Activities

Net cash flow used in financing activities was $299,099 for the six months ended December 31, 2011 which was attributable to the repayment of loan principal of $39,129 and the payment to related parties of $259,970. Net cash flow provided by financing activities was $227,746 for the six months ended December 31, 2010 which was attributable to proceeds from advances from related party of $264,928 offset by repayment of loans payable of $37,182.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Jin Ma Real Estate guarantees a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For the six months ended December 31, 2011 and 2010, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

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

The following tables summarize the Jin Ma Companies’ contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Bank and other third party Indebtedness	$5,205,630	$644,806	$4,560,824	--	--

Off-balance Sheet Arrangements

Neither we nor the Jin Ma Companies have entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties other than the guarantee of mortgages for Jin Ma Real Estate’s customers in the normal course of business. For the six months ended December 31, 2011 and 2010, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not incurred any losses related to the guarantee of mortgages. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of disclosure controls and procedures at December 31, 2011 under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Messrs. Yang and Li concluded that because of the continuing material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011.

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

While we have made certain changes in our internal control over financial reporting for the six months ended December 31, 2011, we have not remediated the material weaknesses completely. In order to correct these material weaknesses, we have committed to the establishment of effective internal audit functions, an effective audit committee and the addition of accounting staff in the Company as a whole with the proper expertise. We began our search for additional accounting staff during the six months ended December 31, 2011, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region in which the Jin Ma Companies conduct operations, we were not able to hire sufficient internal audit resources and U.S. GAAP expertise before the end of the second quarter of 2012. However, during fiscal 2012 we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

Gold Horse International, Inc.

Date: February 14, 2012	By:	/s/ Liankuan Yang
Liankuan Yang
Chief Executive Officer, principal executive officer

Date: February 14, 2012	By:	/s/ Xiaodong Li
Xiaodong Li
Chief Financial Officer, principal financial and accounting officer