Form 10-Q
period 2012-03-31
GOLD HORSE INTERNATIONAL, INC.
filed 2012-05-10
CIK 1111284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934
For the quarterly period ended March 31, 2012

or
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,195,033 shares at May 10, 2012.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2012

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements.

	Condensed Consolidated Balance Sheets:
	As of March 31, 2012 and June 30, 2011	3

	Condensed Consolidated Statements of Income and Comprehensive Income
	For the Three and Nine Months Ended March 31, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended March 31, 2012 and 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

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

Unless specifically set forth to the contrary, when used in this quarter report the terms:

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

•	“first quarter of 2012” refers to the three months ended September 30, 2011 and, “first quarter of 2011” refers to the three months ended September 30, 2010, unless the context otherwise defines.
•	“second quarter of 2012” refers to the three months ended December 31, 2011 and, “second quarter of 2011” refers to the three months ended December 31, 2010, unless the context otherwise defines.
•	“third quarter of 2012” refers to the three months ended March 31, 2012 and, “third quarter of 2011” refers to the three months ended March 31, 2011, unless the context otherwise defines.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of
	March 31,	June 30,
	2012	2011
	(UNAUDITED)
ASSETS

Cash and cash equivalents	$376,686	$242,238
Restricted cash	20,997	20,458
Accounts receivable, net	16,362,420	7,938,821
Notes receivable on sales type lease - current portion	1,318,691	572,039
Inventories	102,969	73,201
Prepaid expenses	36,057	28,427
Other receivables, net	151,397	114,403
Cost and estimated earnings in excess of billings	66,915	130,928
Deferred tax assets	186,528	225,519

Total Current Assets	18,622,660	9,346,034

Property and equipment, net	8,080,798	8,542,010
Construction in progress	26,150,006	25,148,978
Notes receivable on sales type lease - net of current portion	15,282,978	15,844,259

Total Assets	$68,136,442	$58,881,281

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable - current portion	$648,888	$549,196
Accounts payable	6,092,264	2,703,281
Due to related parties	629,222	13,518
Accrued liabilities	473,612	403,130
Taxes payable	689,778	114,775
Derivative liability	42,340	84,713

Total Current Liabilities	8,576,104	3,868,613

Loans payable - net of current portion	4,589,697	4,610,149

Total Liabilities	13,165,801	8,478,762

Commitments (Note 17)	-	-

Stockholders' Equity:
Preferred stock ($0.0001 par value; 20,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 300,000,000 shares authorized;
2,195,033 and 2,158,244 shares issued and outstanding
at March 31, 2012 and June 30, 2011, respectively)	220	216
Additional paid-in capital	7,488,664	7,464,917
Non-controlling interest in variable interest entities	7,642,344	7,642,344
Retained earnings	30,651,780	27,343,397
Statutory reserve	3,116,020	3,066,583
Accumulated other comprehensive income	6,071,613	4,885,062

Total Stockholders' Equity	54,970,641	50,402,519

Total Liabilities and Stockholders' Equity	$68,136,442	$58,881,281

See accompanying notes to unaudited condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

NET REVENUES
Construction	$10,183,420	$7,994,860	$35,777,658	$32,986,009
Hotel	612,507	739,027	1,658,044	2,304,502
Real estate	-	193,661	192,429	907,030

Total Revenues	10,795,927	8,927,548	37,628,131	36,197,541

COST OF REVENUES
Construction	8,725,881	6,851,787	30,654,157	28,289,607
Hotel	327,722	414,640	834,191	1,323,695
Real estate	-	130,334	202,291	670,548

Total Cost of Revenues	9,053,603	7,396,761	31,690,639	30,283,850

GROSS PROFIT	1,742,324	1,530,787	5,937,492	5,913,691

OPERATING EXPENSES:
Other hotel operating expenses	14,424	15,156	41,438	47,116
Bad debt recovery	(3,455)	(1,291)	(175,510)	(196,903)
Salaries and employee benefits	181,288	293,197	521,294	711,807
Depreciation	219,983	200,224	654,500	592,661
Selling, general and administrative	41,710	97,549	272,511	565,283

Total Operating Expenses	453,950	604,835	1,314,233	1,719,964

INCOME FROM OPERATIONS	1,288,374	925,952	4,623,259	4,193,727

OTHER (EXPENSES) INCOME:
Other income	-	(38)	-	6,804
Gain on change in fair value of derivative liabilities	10,154	304,837	42,373	461,929
Interest income	2,404	54,462	562,298	705,322
Interest expense	(249,439)	(125,722)	(669,351)	(377,728)

Total Other (Expenses) Income	(236,881)	233,539	(64,680)	796,327

INCOME BEFORE PROVISION FOR INCOME TAX	1,051,493	1,159,491	4,558,579	4,990,054

PROVISION FOR INCOME TAXES	271,318	288,058	1,200,759	1,308,526

NET INCOME	$780,175	$871,433	$3,357,820	$3,681,528

COMPREHENSIVE INCOME:
Net income	$780,175	$871,433	$3,357,820	$3,681,528

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	335,815	252,349	1,186,551	1,407,022

COMPREHENSIVE INCOME	$1,115,990	$1,123,782	$4,544,371	$5,088,550

NET INCOME PER COMMON SHARE:
Basic	$0.36	$0.44	$1.54	$1.88
Diluted	$0.36	$0.44	$1.54	$1.86

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,195,033	1,989,459	2,179,623	1,957,237
Diluted	2,195,710	1,989,459	2,180,327	1,977,994

See accompanying notes to unaudited condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,357,820	$3,681,528
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	654,500	592,661
Stock-based compensation and fee	11,250	116,716
Bad debt recovery	(175,510)	(196,903)
Warrants issued for service	-	31,188
Gain on change in fair value of derivative liabilities	(42,373)	(461,929)
Changes in assets and liabilities:
Restricted cash	(67)	-
Accounts receivable	(8,008,158)	(2,638,012)
Notes receivable	191,322	388,573
Inventories	(27,888)	(5,072)
Prepaid expenses	(6,945)	208,882
Other receivables	(34,122)	(77,655)
Costs and estimated earnings in excess of billings	66,563	5,986
Real estate held for sale	-	223,351
Construction in progress	(418,983)	(19,447,318)
Accounts payable and accrued liabilities	3,377,708	18,121,600
Taxes payable	612,271	(854,777)
Advances from customers	-	50,901
Billings in excess of costs and estimated earnings	-	(91,225)
NET CASH USED IN OPERATING ACTIVITIES	(442,612)	(351,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,147)	(41,304)
NET CASH USED IN INVESTING ACTIVITIES	(1,147)	(41,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(39,292)	(37,428)
Proceeds from related parties	611,127	472,976
NET CASH PROVIDED BY FINANCING ACTIVITIES	571,835	435,548

EFFECT OF EXCHANGE RATE ON CASH	6,372	11,312

NET INCREASE IN CASH AND CASH EQUIVALENTS	134,448	54,051

CASH AND CASH EQUIVALENTS - beginning of period	242,238	309,996

CASH AND CASH EQUIVALENTS - end of period	$376,686	$364,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$621,257	$320,314
Income taxes	$891,857	$1,682,059

See accompanying notes to unaudited condensed consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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
March 31, 2012

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
March 31, 2012

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
March 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2012 and June 30, 2011, the Company had $42,340 and $84,713, respectively, of warrants liability on the balance sheets.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the nine months ended March 31, 2012:

Warrant liability
Balance at June 30, 2011	$84,713
Change in fair value included in earnings	(42,373)
Balance at March 31, 2012	$42,340

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

See Note 10 for more information on these financial instruments.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

At March 31, 2012 and June 30, 2011, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $687,990 and $845,261, respectively, on its total accounts receivable. Management believes that the notes receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its notes receivable at March 31, 2012 and June 30, 2011.

Other receivables are primarily related to advances made to various vendors and other parties in the normal course of business and an allowance was established when those parties are deemed to be unlikely to repay the amounts. At March 31, 2012 and June 30, 2011, the Company has established, based on a review of its outstanding other receivables balances, an allowance for doubtful accounts in the amount of $28,513 and $27,871, respectively. At such time as management exhausts all collection efforts, the other receivables balance will be netted against the allowance account. The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the nine months ended March 31, 2012 were as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total
Balance – June 30, 2011	$845,261	$27,871	$873,132
Reduction in allowance	(175,510)	-	(175,510)
Foreign currency translation adjustments	18,239	642	18,881

Balance – March 31, 2012	$687,990	$28,513	$716,503

Inventories

Inventories, consisting of consumable goods related to the Company’s hotel operations are stated at the lower of cost or market utilizing the first-in, first-out method.

Construction in progress

Properties currently under development are accounted for as construction in progress. Construction in progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expense capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction in progress is to be transferred to an appropriate asset such as real estate held for sale.  Construction in progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a periodic basis for impairment. Construction in progress is classified in the balance sheets as current or non-current based on whether or not the sale of units of respective projects are expected to take place within 12 months of the balance sheets date.  As of March 31, 2012 and June 30, 2011, construction in progress amounted to $26,150,006 and $25,148,978, respectively, and was included in long-term assets.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Company follows the guidance of ASC Topic 605 and Topic 360 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company incurs business taxes and surcharges in connection with its business and they are included in cost of revenues. The following policies reflect specific criteria for the various revenue streams:

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

In 2007 and 2008, Jin Ma Real Estate entered into agreements to construct new dormitories as follows:

(a)
In November 2007, Jin Ma Real Estate entered into an agreement to construct new dormitories for the Inner Mongolia Electrical Vocational Technical School (the “Vocational School”). Pursuant to the terms of the agreement, Jin Ma Real Estate constructed the buildings and, upon completion, pursuant to a sales-type capital lease, leased the buildings to the Vocational School and will receive payments for a period of 26 years at an amount of RMB4,800,000 or approximately $760,000 per annum. In November 2008, Jin Ma Real Estate completed the construction. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 6.12% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of RMB61,691,138 (approximately $9,764,000). The deferred gain on the sale of the property was approximately $55,000 of which $1,106 and $993 was recognized in the nine months ended March 31, 2012 and 2011, respectively, and nil and nil in the three months ended March 31, 2012 and 2011, respectively, pursuant to the installment method and was reflected in the accompanying statements of income.

(b)
In 2008, Jin Ma Real Estate and Inner Mongolia Chemistry School entered an oral agreement and on September 29, 2009, formalized a written agreement for the construction of student apartments for the Inner Mongolia Chemistry College (the “Chemistry School”) situated in Inner Mongolia University City, a compound where many higher education institutions are located. Jin Ma Construction began developing the 51,037 square-meter project in July 2008 and completed the construction in October 2009. Jin Ma Real Estate leased the buildings to the Chemistry School for a period of 20 years. The annual lease payments are RMB10.62 million (approximately $1.68 million) for five years (from fiscal 2010 to fiscal 2014), and the annual lease payment is RMB5.42 million (approximately $0.86 million) for 15 years (from fiscal 2015 to fiscal 2029). Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of 5.94% and are reflecting payments due under the agreement as a note receivable on the accompanying balance sheets. The property sold had an imputed sales value of RMB84,196,104 (approximately $13 million). The deferred gain on the sale of the property was approximately $4,159,000 of which nil and $100,122 was recognized in the nine months ended March 31, 2012 and 2011, respectively, and nil and $31,935 in the three months ended March 31, 2012 and 2011, respectively, pursuant to the installment method and was reflected in the accompanying statements of income.

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

As of March 31, 2012, the remaining deferred gains for Vocational School and Chemistry School leases of $52,029 and $3,509,513, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. As of June 30, 2011, the remaining deferred gains for Vocational School and Chemistry School leases of $51,946 and $3,430,517, respectively, is reflected as a discount of notes receivable in the accompanying balance sheet. The recorded imputed interest discount will be realized as the balances due are collected. In the event of early liquidation, interest is recognized on the simple interest method.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (Continued)

The deferred gains were recognized pursuant to the installment method and are reflected in the accompanying consolidated statements of income as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenues	$-	$102,210	$192,429	$489,688
Cost of sales	-	70,275	191,323	388,573
Gross profit recognized	$-	$31,935	$1,106	$101,115

Jin Ma Real Estate receives annual payments of principal and the related imputed interest from the Vocational School and Chemistry School. During the three and nine months ended March 31, 2012 and 2011, the Company allocated the payments received as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Amount applied to principal balance of notes receivable	$-	$102,210	$192,429	$489,688

Interest income recognized on consolidated statement of income	-	54,354	561,980	705,102
Total payment received	$-	$156,564	$754,409	$1,194,790

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

Warranty policy

In accordance with ASC Topic 450, the Company estimates liabilities for construction defect, product liability and related warranty claims based on the possible claim amounts resulting from injury or damage caused by construction defects and expected material and labor costs to provide warranty replacement products.  The methodology used in determining the liability is based upon historical information and experience. Based on historical experience, claims made for construction defects and the warranty service calls and any related labor material costs have been minimal. As such, the warranty provision amounts for the three months and nine months ended March 31, 2012 and 2011 were immaterial.

 GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months and nine months ended March 31, 2012 and 2011 were deemed not material.

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

At March 31, 2012 and June 30, 2011, the Company’s bank deposits by geographic area were as follows:

	March 31, 2012		June 30, 2011
United States	$1,372	0.4%	$1,886	0.8%
China	375,314	99.6%	240,352	99.2%
	$376,686	100.0%	$242,238	100.0%

Net income per common share

The following table presents a reconciliation of basic and diluted net income per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income used for basic and diluted net income per common share	$780,175	$871,433	$3,357,820	$3,681,528
Weighted average common shares outstanding - basic	2,195,033	1,989,459	2,179,623	1,957,237
Effect of dilutive securities:
Restricted stocks	677	—	704	—
Unexercised warrants	—	—	—	20,757
Weighted average common shares outstanding - diluted	2,195,710	1,989,459	2,180,327	1,977,994
Net income per common share - basic	$0.36	$0.44	$1.54	$1.88
Net income per common share - diluted	$0.36	$0.44	$1.54	$1.86

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net income per common share (Continued)

The diluted earnings per share calculation for the three and nine months ended March 31, 2012 and 2011 did not include the warrants to purchase up to 204,945 and 204,945 shares of common stock, respectively, because their effect was anti-dilutive.

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

Asset and liability accounts at March 31, 2012 and June 30, 2011 were translated at RMB6.3185 to USD1.00 and at RMB6.4640 to USD1.00, respectively. The average translation rates applied to income statements for the nine months ended March 31, 2012 and 2011 were RMB6.3626 and RMB6.6796 to USD1.00, respectively. In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards.  For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of the provisions in this update did not have a significant impact on the Company’s consolidated financial statements.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the provisions in this update did not have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 –RECEIVABLES

ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2012	June 30, 2011
Accounts receivable	$17,050,410	$8,784,082
Less: Allowance for doubtful debts	(687,990)	(845,261)

Accounts receivable, net	16,362,420	7,938,821

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 –RECEIVABLES (CONTINUED)

NOTES RECEIVABLE ON SALES TYPE LEASE

Notes receivable, which are attributable to the leasing of the Inner Mongolia Electrical Vocational Technical School (the “Vocational School”) and the Inner Mongolia Chemistry College (the “Chemistry School”) pursuant to a sales-type capital leases, is accounted for using the installment method of accounting as well as original note value. In accordance with ASC Topic 360, a gain was deferred on notes not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value. At March 31, 2012 and June 30, 2011, notes receivable consisted of the following:

Due in 12-month periods ending March 31 and June 30, respectively	March 31, 2012	June 30, 2011
2012	$3,409,000	$1,689,320
2013	2,440,453	2,385,520
2014	1,617,473	2,385,520
2015	1,617,473	1,581,064
2016	1,617,473	1,581,064
Thereafter	23,208,038	24,266,708
Notes receivable - gross	$33,909,910	$33,889,196
Less: discount on notes receivable	(13,746,699)	(13,990,435)
Less: deferred gain on sale	(3,561,542)	(3,482,463)
	16,601,669	16,416,298
Notes receivable - current portion	(1,318,691)	(572,039)
Notes receivable – non-current portion	$15,282,978	$15,844,259

OTHER RECEIVABLES

Others receivables consisted of the following:

	March 31, 2012	June 30, 2011
Other receivables	$179,910	$142,274
Less: Allowance for doubtful debts	(28,513)	(27,871)

Other receivables, net	151,397	114,403

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 3 - INVENTORIES

At March 31, 2012 and June 30, 2011, inventories consisted of the following:

	March 31, 2012	June 30, 2011

Consumable goods	$102,969	$73,201

NOTE 4 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings at March 31, 2012 and June 30, 2011 consisted of:

	March 31, 2012	June 30, 2011
Costs incurred on uncompleted contracts	$50,597,012	$20,857,673
Estimated earnings	11,691,475	4,815,489
	62,288,487	25,673,162
Less: billings to date	(62,221,572)	(25,542,234)
	$66,915	$130,928

Amounts are included in the accompanying consolidated balance sheets under the following captions:

	March 31, 2012	June 30, 2011
Costs and estimated earnings in excess of billings	$66,915	$130,928
Billings in excess of costs and estimated earnings	-	-
	66,915	130,928

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2012 and June 30, 2011, property and equipment consist of the following:

	Useful Life	March 31, 2012	June 30, 2011
Office equipment	5-8 Years	$629,295	$614,001
Machinery and equipment	5-15 Years	7,811,873	7,636,033
Vehicles	10 Years	563,461	550,778
Building and building improvements	20 – 50 Years	4,256,619	4,160,806
		13,261,248	12,961,618
Less: accumulated depreciation		(5,180,450)	(4,419,608)
		$8,080,798	$8,542,010

Depreciation of property and equipment is provided using the straight-line method. For the three months ended March 31, 2012 and 2011, depreciation expense amounted to $219,983 and $200,224, respectively. For the nine months ended March 31, 2012 and 2011, depreciation expense amounted to $654,500 and $592,661, respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 6 – CONSTRUCTION IN PROGRESS

At March 31, 2012 and June 30, 2011, construction in progress consists of the following:

	March 31, 2012	June 30, 2011
Prepaid land use rights and buildings built for Procuratorate Housing Estates (located in Yuquan District, Hohhot City, Inner Mongolia)	$1,376,277	$932,888
Prepaid land use rights for Wusutu Village land – JinWu project	2,616,572	2,557,675
Prepaid land use rights for Fu Xing Ying land – Beiyuan project	10,287,251	10,055,692
Prepaid land use rights for East Wusutu Village land for future development (a)	11,869,906	11,602,723
	$26,150,006	$25,148,978

Construction in progress are classified in the balance sheets as non-current based on that the sale of units of respective projects are expected to take place after 12 months of the balance sheets date.

(a)
During the year ended June 30, 2011, the Company acquired from a local authority a piece of land in East Wusutu Village for a total cash consideration of $11,602,723, which was fully paid before June 30, 2011. As of March 31, 2012, the relevant formalities had not been completed and no land use right certificate had been issued. Management estimated that the relevant formalities will be completed and the land use right certificate will be issued by end of calendar year 2012.

NOTE 7 – ACCRUED LIABILITIES

At March 31, 2012 and June 30, 2011, accrued liabilities consist of the following:

	March 31, 2012	June 30, 2011
Accrued interest payable	$387,144	$331,090
Accrued payroll and employees benefit	42,839	62,395
Others	43,629	9,645
	$473,612	$403,130

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following at March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011

Loans from various unrelated parties, due in April 2012 with annual interest of 18% and unsecured	$205,746	$201,114

Loans from various unrelated parties, due and repaid in August 2011 with annual interest of 18% and unsecured	-	38,676

Loans from various unrelated parties, due in September 2012 with annual interest of 18% and unsecured	126,613	123,762

Loan from one unrelated individual, due in March 2013 with annual interest of 24% and unsecured	158,265	154,703

Loan from a local bank, due on various dates until June 2014 with annual interest of 16.32% and secured by assets of Jin Ma Hotel	4,747,961	4,641,090
	5,238,585	5,159,345
Less: current portion	(648,888)	(549,196)
Loans payable, non-current portion	$4,589,697	$4,610,149

For the three months ended March 31, 2012 and 2011, interest expense related to these loans amounted to $249,439 and $125,722, respectively. For the nine months ended March 31, 2012 and 2011, interest expense related to these loans amounted to $669,351 and $377,728, respectively.

At March 31, 2012, future maturities of loans payable are as follows:

Due in 12-month periods ending March 31,
2012 (current liability)	$648,888
2013	633,062
2014	3,956,635
$5,238,585

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, companies related through common ownership advanced funds to the Company for working capital purposes.  These advances are non interest bearing, unsecured and payable on demand.  At March 31, 2012 and June 30, 2011, due to related parties consisted of the following:

Name	Relationship	March 31, 2012	June 30, 2011
Inner Mongolia Jin Ma Group Ltd and its subsidiaries	Owned by Yang Liankuan	$629,222	$13,518

Other

During the three months ended March 31, 2012 and 2011, the Company paid rent of $14,135 and $13,253 to Inner Mongolia Jin Ma Group Ltd., respectively. During the nine months ended March 31, 2012 and 2011, the Company paid rent of $41,488 and $39,245 to Inner Mongolia Jin Ma Group Ltd., respectively.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

The warrants issued to the investors in November 2007 contain reset exercise price provisions.  The exercise price of the warrants does not have fixed settlement provision because it can be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the Company had determined to classify these warrants as derivative liabilities. The reset exercise provisions of the warrants issued to the investors were recorded at their relative fair values at issuance and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense). These warrants will continue to be reported as a liability until such time when they are exercised or expire. The common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the warrants as of March 31, 2012 and June 30, 2011 using a probability-weighted Black-Scholes-Merton option-pricing model using the following assumptions:

	March 31, 2012	June 30, 2011
Warrants:
Risk-free interest rate	0.19%	0.19%
Expected volatility	156.68%	147.73%
Expected life	0.67 years	1.42 years
Expected dividend yield	-	-

Fair Value:	$42,340	$84,713

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

As of March 31, 2012 and June 30, 2011, the outstanding warrants related to the convertible debentures were 196,195. At March 31, 2012 and June 30, 2011, the Company recorded a derivative liability of $42,340 and $84,713, respectively, related to the warrants. For the three months ended March 31, 2012 and 2011, gains from the change in fair value of derivative liabilities were $10,154 and $304,837, respectively. For the nine months ended March 31, 2012 and 2011, gains from the change in fair value of derivative liabilities were $42,373 and $461,929, respectively. For the three and nine months ended March 31, 2012 and 2011, no gain or loss from the extinguishment of derivative liabilities was earned or incurred as no warrants were exercised.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

At March 31, 2012 and June 30, 2011, taxes payable (prepaid) are as follows:

	March 31, 2012	June 30, 2011
Income taxes payable	$255,367	$(34,636)
Other taxes payable
- land appreciation tax	113,643	111,085
- business tax	172,443	9,755
- others	148,325	28,571
	$689,778	$114,775

As of March 31, 2012 and June 30, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended March 31, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of March 31, 2012 and June 30, 2011.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

During the three months and the nine months ended March 31, 2012, the Company issued nil and a total of 22,727 shares of its common stock to the Company's ex-CFO for the services rendered by him. The shares were valued at $0.55 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company reduced accrued expenses of $12,501.

Restricted shares granted to CFO

On July 1, 2011, the Company entered into an employment agreement with Mr. Li Xiaodong, who was later appointed as the Company’s CFO effective September 30, 2011. Pursuant to the terms of the employment agreement, the Company granted to Mr. Li $22,500 worth of restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. Up to March 31, 2012, the Company issued 14,062 Restricted Shares to the CFO.

The Restricted Shares will be vested in accordance with the share price as of the pay day:

-	$5,625 worth of Restricted Shares to be vested on July 1, 2011;
-	$5,625 worth of Restricted Shares to be vested on October 1, 2011;
-	$5,625 worth of Restricted Shares to be vested on January 1, 2012; and
-	$5,625 worth of Restricted Shares to be vested on April 1, 2012.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

Accordingly, the Company recognized compensation expense of nil and $11,250 related to the restricted shares granted to Mr. Li for the three and nine months ended March 31, 2012, respectively, based on the estimated grant-date fair value of the Company’s common stock of $0.8.

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

Warrants:	At grant date
Risk-free interest rate	0.18%
Expected volatility	175.4%
Expected life	5 years
Expected dividend yield	-

Fair Value:	$31,188

Warrant activities for the nine months ended March 31, 2012 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at June 30, 2011	204,945	$3.37
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2012	204,945	$3.37

Warrants exercisable at March 31, 2012	204,945	$3.37

The following table summarizes the Company's stock warrants outstanding at March 31, 2012:

Warrants Outstanding					Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$3.20	183,503	$3.20	$-	0.67 Years	183,503	$3.20
$4.00	12,692	$4.00	$-	0.67 Years	12,692	$4.00
$6.00	8,750	$6.00	$-	3.38 Years	8,750	$6.00
	204,945	$3.37	$-	0.78 Years	204,945	$3.37

(1)	The intrinsic value of warrants at March 31, 2012 is zero since the market value of the Company’s common stock of $1.00 as of March 31, 2012 is lower than the exercise price of the warrants.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 13 – SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the nine months ended March 31, 2012 and 2011, the Company operated in three reportable business segments - (1) the Construction segment (2) Hotel segment and (3) Real estate development segment. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the three and nine months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Construction	$10,183,420	$7,994,860	$35,777,658	$32,986,009
Real Estate	612,507	739,027	1,658,044	2,304,502
Hotel	-	193,661	192,429	907,030
	10,795,927	8,927,548	37,628,131	36,197,541
Depreciation:
Construction	123,228	117,830	366,631	348,700
Real Estate	11,832	11,232	35,204	33,239
Hotel	84,923	71,162	252,665	210,722
	219,983	200,224	654,500	592,661
Interest expense:
Construction	249,439	125,722	669,351	377,728
Net income (loss):
Construction	797,862	595,024	2,942,405	2,947,949
Real Estate	(69,246)	29,842	270,513	512,437
Hotel	44,353	48,806	153,189	265,704
Other (a)	7,206	197,761	(8,287)	(44,562)
	$780,175	$871,433	$3,357,820	$3,681,528

	March 31, 2012	June 30, 2011
Identifiable long-lived tangible assets
Construction	$5,958,758	$6,184,382
Real Estate	293,189	321,241
Hotel	1,828,851	2,036,387
	$8,080,798	$8,542,010

Construction in progress
Real Estate	$26,150,006	$25,148,978

(a)
The Company does not allocate its general and administrative expenses of its U.S. activities and the fair value changes of its derivative liabilities to its reportable segments, because these activities are managed at a corporate level.

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 14 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve reaches 50% of the entities’ registered capital or members’ equity. For the nine months ended March 31, 2012, statutory reserve activity is as follows:

Statutory Reserve
Balance – June 30, 2011	$3,066,583
Addition to statutory reserves	49,437
Balance – March 31, 2012	$3,116,020

NOTE 15 – MAJOR CUSTOMERS AND VENDORS

The nature of the Company’s construction segment is that at any given time, the Company will have a concentration of significant customers depending upon the number and scope of construction projects. These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. For the three months ended March 31, 2012, three construction projects accounted for 93.9% of the Company’s total revenues. For the three months ended March 31, 2011, two construction projects accounted for 88.4% of the Company’s total revenues.

For the nine months ended March 31, 2012, four construction projects accounted for 95.0% of the Company’s total revenues. For the nine months ended March 31, 2011, three construction projects accounted for 91.1% of the Company’s total revenues.

Major customers are summarized as follows:

Project Name	For the Three Months Ended March 31, 2012%		For the Three Months Ended March 31, 2011%
Haitianshengdi project	$6,064,765	56.2	-	-
Xinyuan residential project	3,118,606	28.9	-	-
Fuhengyuan residential No. 1 – No. 19 project	950,998	8.8	2,995,806	33.6
Tiantixingyuan No. 1 - No. 7 project	-	-	4,894,300	54.8

Project Name	For the Nine Months Ended March 31, 2012%		For the Nine Months Ended March 31, 2011%

Fuhengyuan residential No. 1 - No. 19 project	$10,831,365	28.8	$5,791,319	16.0
Tiantixingyuan No. 1 - No. 7 project	10,817,844	28.7	11,223,429	31.0
Haitianshengdi project	8,462,271	22.5	-	-
Xinyuan residential project	5,662,966	15.0	-	-
Jianhe Garden residential project	-	-	15,973,782	44.1

At March 31, 2012, the Company had $15,580,755 of accounts receivable due from its major customers listed above.

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
March 31, 2012

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

GOLD HORSE INTERNATIONAL, INC. CONDENSED PARENT COMPANY BALANCE SHEETS (UNAUDITED)
	As of March 31,	As of June 30,
	2012	2011
ASSETS
Cash and cash equivalents	$1,372	$1,886
Prepaid expenses	58	1,000
Total Current Assets	1,430	2,886
Investments in subsidiaries at equity	54,329,370	49,776,712
Due from subsidiaries	695,056	749,638
Total Assets	$55,025,856	$50,529,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,875	$21,171
Derivative liabilities	42,340	84,713
Accrued liabilities	-	20,833
Total Current Liabilities	55,215	126,717
Stockholders' equity:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 2,195,033 and 2,158,244 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively)	220	216
Additional paid-in capital	7,488,664	7,464,917
Non-controlling interest in variable interest entities	7,642,344	7,642,344
Retained earnings	30,651,780	27,343,397
Statutory reserve	3,116,020	3,066,583
Other comprehensive income	6,071,613	4,885,062
Total Stockholders' Equity	54,970,641	50,402,519
Total Liabilities and Stockholders' Equity	$55,025,856	$50,529,236

GOLD HORSE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 16 – RESTRICTED NET ASSETS (CONTINUED)

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Salaries and employee benefits	-	72,422	36,250	217,633
General and administrative	2,948	34,654	14,410	288,858
Total Operating Expenses	2,948	107,076	50,660	506,491

LOSS FROM OPERATIONS	(2,948)	(107,076)	(50,660)	(506,491)
OTHER INCOME:
Gain on change in fair value of derivative liabilities	10,154	304,837	42,373	461,929

INCOME (LOSS) ATTRIBUTABLE TO PARENT ONLY	7,206	197,761	(8,287)	(44,562)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	772,969	673,672	3,366,107	3,726,090

NET INCOME	$780,175	$871,433	$3,357,820	$3,681,528

GOLD HORSE INTERNATIONAL, INC.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$780,175	$871,433	$3,357,820	$3,681,528
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(772,969)	(673,672)	(3,366,107)	(3,726,090)
Stock-based compensation	-	622	11,250	116,716
Warrants issued for services	-	-	-	31,188
Gain on change in fair value of derivative liabilities	(10,154)	(304,837)	(42,373)	(461,929)
Changes in assets and liabilities:
Prepaid expenses	-	29,999	942	210,000
Accounts payable	-	(12,306)	4,205	(31,889)
Accrued expenses	-	42,634	(20,833)	84,251
NET CASH USED IN OPERATING ACTIVITIES	(2,948)	(46,127)	(55,096)	(96,225)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from subsidiaries	2,948	50,000	54,582	100,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,948	50,000	54,582	100,000
CASH FLOWS FROM FINANCING ACTIVITIES:	-	-	-	-
NET INCREASE (DECREASE) IN CASH	-	3,873	(514)	3,775
CASH - beginning of period	1,372	945	1,886	1,043
CASH - end of period	$1,372	$4,818	$1,372	$4,818

NOTE 17 – COMMITMENTS

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of March 31, 2012.

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

Overview

We are not engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with the Jin Ma Companies as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues.  Pursuant to generally accepted accounting principles, the Jin Ma Companies are deemed to be variable interest entities (“VIEs”) and we are required to consolidate the financial statements of the Jin Ma Companies with our financial statements. Accordingly, and as described elsewhere in this report, the assets and liabilities at March 31, 2012 and June 30, 2011 and the results of operations for the three and nine months ended March 31, 2012 and 2011 are primarily those of the Jin Ma Companies. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. There are no assurances we will be able to enforce these agreements if necessary. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in August 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have developed business and operations which are independent of the Jin Ma Companies, of which there are no assurances, we will in all likelihood be forced to cease our operations.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended March 31, 2012 and Nine Months Ended March 31, 2011.

	For the Nine Months Ended March 31,
	2012	% of Total Net Revenues		2011	% of Total Net Revenues
NET REVENUES
Construction	$35,777,658	95.1		$32,986,009	91.1
Hotel	1,658,044	4.4		2,304,502	6.4
Real estate	192,429	0.5		907,030	2.5
Total Revenues	37,628,131	100.0		36,197,541	100.0
COST OF SALES
Construction	30,654,157	85.7	*	28,289,607	85.8	*
Hotel	834,191	50.3	*	1,323,695	57.4	*
Real estate	202,291	105.1	*	670,548	73.9	*
Total Cost of Sales	31,690,639	84.2		30,283,850	83.7
GROSS PROFIT
Construction	5,123,501	14.3	*	4,696,402	14.2	*
Hotel	823,853	49.7	*	980,807	42.6	*
Real estate	(9,862)	(5.1	)*	236,482	26.1	*
Total Gross Profit	$5,937,492	15.8		$5,913,691	16.3

* Represents percentage of respective segments total net revenues

Net Revenues. For the nine months ended March 31, 2012, our overall net revenues increased slightly from the nine months ended March 31, 2011. The slight increase in revenues was due to the net effect of increased activity in Jin Ma’s Construction operation offset by a drop in real estate operations in the third quarter of 2012 as a result of a lack of real estate units available for sale and a decrease in hotel business caused by maintenance of a city road in front of Jin Ma Hotel as well as stronger competition in Hohhot hotels operation.

Net revenues related to Jin Ma Construction by construction project are summarized as follows:

Project Name	For the Nine Months Ended March 31, 2012	% (*)	For the Nine Months Ended March 31, 2011	% (*)
Tiantixingyuan No. 1 – No. 7 project	$10,817,844	30.2	$11,223,429	34.0
Fuhengyuan residential No. 1 – No. 10 project	8,188,330	22.9	5,791,319	17.6
Fuhengyuan residential No. 11 – No. 19 project	2,643,035	7.4	-	-
Haitianshengdi project	8,462,271	23.7	-	-
Xinyuan residential project	5,662,966	15.8	-	-
Jianhe Garden residential project	-	-	15,973,782	48.4
Others	3,212	-	(2,521)	0.0
Total construction segment net revenues	$35,777,658	100.0	$32,986,009	100.0

*      Represents percentage of construction segment net revenues.

At March 31, 2012, the percentage completed for each respective job is as follows:

% Complete
Tiantixingyuan No. 1 – No. 7 project	100.0
Fuhengyuan residential No. 1 – No. 10 project	100.0
Fuhengyuan residential No. 11 – No. 19 project	17.2
Xinyuan residential project	39.5
Haitianshengdi project	56.1

As of March 31, 2012, the percentage completed for each respective third party construction job is as follows::

•
the Tiantixingyuan No. 1 – No. 7 project, a project consisting of seven residential buildings with a total construction area of 90,607 square meters that began construction in September 2010 and was completed at March 31, 2012 and will be subject to final acceptance examination,

•
the Fuhengyuan residential No. 1 – No. 10 project, a project consisting of ten residential buildings with a total construction area of 110,129 square meters that began construction in October 2010 and was completed at March 31, 2012 and will be subject to final acceptance examination,

•
the Fuhengyuan residential No. 11 – No. 19 project, a project consisting of nine residential buildings with a total construction area of 97,368 square meters that began construction in October 2011 with an expected completion date of December 2012 and was 17.2% complete at March 31, 2012,

•
the Xinyuan residential project, a project consisting of twelve residential buildings with a total construction area of 91,669 square meters that began construction in October 2011 with an expected completion date of August 2012 and was 39.5% complete at March 31, 2012, and

•
the Haitianshengdi project, a project consisting of ten residential buildings with a total construction area of 110,129 square meters that began construction in October 2011 with an expected completion date of June 2012 and was 56.1% complete at March 31, 2012.

The increase in Jan Ma Construction’s revenue for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 was attributable to the timing of construction work performed. As of March 31, 2012, Jin Ma Construction had five construction projects in process compared to three projects as of March 31, 2011. At any given time Jin Ma Construction will have a concentration of significant customers depending upon the number and scope of construction projects.  These significant customers may not be the same from period to period depending upon the percentage of completion of the specific projects. Any disruption in the relationships between Jin Ma Construction and one or more of these customers, or any significant variance in the magnitude or the timing of construction projects from any one of these customers, may result in decreases in our results of operations, liquidity and cash flows. In addition, if Jin Ma Construction does not successfully manage its business so that it has new projects ready to start as current projects are completed its revenues will decline which will materially adversely impact our liquidity and operations in future periods. In addition to the third party construction projects outlined above, Jin Ma Construction has been acting as general contractor for Jin Ma Real Estate to construct residential real estate development projects such as the Procuratorate Housing Estates project in order to vertically integrate all development processes from construction management to the sale of real estate units to final customers.

Net revenues for Jin Ma Hotel’s operations decreased by $646,458, or 28% for the nine months ended March 31, 2012 from the nine months ended March 31, 2011 primarily due to maintenance of a city road out of the front gate of Jin Ma Hotel in July and August 2011. As a result of fewer customers served, banquet and catering business decreased. The maintenance was completed in August 2011 and the access to Jin Ma Hotel was restored in September 2011. Meanwhile, the competition in the hotel, banquet and catering business continued to be keen in the second and third quarters of 2012, with more hotels commencing operations in the city of Hohhot. We continue to focus our marketing efforts to attract more tour groups to stay in our hotel and more local customers to our banquet facilities.

For the nine months ended March 31, 2012 and 2011, net revenues from real estate operations are summarized as follows:

Project Name	For the Nine Months Ended March 31,
	2012	2011
Building 1 to 4 of Procuratorate Housing Estates	$-	$417,342
Vocational School	192,429	172,726
Chemistry School	-	316,962

	$192,429	$907,030

Net revenues for Jin Ma Real Estate’s operations decreased by $714,601, or 79% for the nine months ended March 31, 2012 from the nine months ended March 31, 2011. Jin Ma Real Estate’s development operation did not generate any revenue from unit sales for the nine months ended March 31, 2012 due to a lack of inventory of apartment units available for sale. During the fourth quarter of fiscal 2011, Jin Ma Real Estate sold its remaining inventory of apartment units available for sale, in particular, the bulk sale of units at Shuian Renjia Project. Meanwhile, Jin Ma Real Estate has not yet completed any units so far during fiscal 2012. Management expects that the earliest time when Jin Ma Real Estate sells new real estate units will be approximately August 2013 upon the completion of the Building Number 6 of the Procuratorate Housing Estates, a one-residential building project with a total construction area of 38,000 square meters. The construction of this project commenced in September 2011 and the estimated revenue is about $27.8 million.

The annual installment payment was due and collected from the Vocational School during the second quarter of fiscal 2012 and revenue of $192,429 was recognized for the nine months ended March 31, 2012. Out of the annual installment payment due from the Chemistry School, RMB4,500,234, equivalent to $712,231 was received in June 2011 and remaining RMB6,119,766, equivalent to $968,547 was overdue during the second quarter of fiscal 2012 and remained outstanding at March 31, 2012. In accordance with the lease agreement, the title to the leasehold buildings will not be transferred to the Chemistry School until all the lease payments fully settled in the lease period of 20 years. Since no payment was collected, no revenue was recognized on this project during the nine months ended March 31, 2012. Jin Ma Real Estate is confident that the annual installment from the Chemistry School will be collected during fiscal 2012.

Cost of Revenues. Overall, cost of revenues increased slightly from 83.7% of net revenues for the nine months ended March 31, 2011 to 84.2% of net revenues for the nine months ended March 31, 2012. Cost of revenues as a percentage of net revenues from Jin Ma Construction’s operation fluctuated slightly from 85.8% for the nine months ended March 31, 2011 to 85.7% for the nine months ended March 31, 2012. Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operations for the nine months ended March 31, 2012 decreased to 50.3% from 57.4% for the nine months ended March 31, 2011. The decrease in the percentage was primarily attributable to the better management of raw material costs. Jin Ma Hotel expects that the cost of revenues as a percentage of sales for its hotel operation will remain at its current level in the current year. Cost of sales for Jin Ma Real Estate development operation as a percentage of net revenues increased to approximately 105.1% from approximately 73.9% for the nine months ended March 31, 2011 as we have only recognized revenues on Vocational School in fiscal 2012, which was a loss making project.

Gross Profit. Gross profit increased slightly by 0.4% for the nine months ended March 31, 2012 from the nine months ended March 31, 2011. Gross profit margin decreased from 16.3% for the nine months ended March 31, 2011 to 15.8% for the nine months ended March 31, 2012. The fluctuation in gross profit was attributable to a net effect of an increase in revenues and profit generated from Jin Ma Construction and a decrease in revenues and profit derived from Jin Ma Real Estate and Jin Ma Hotel.

Total Operating Expenses. For the nine months ended March 31, 2012, overall operating expenses decreased by 23.6% from the nine months ended March 31, 2011. This decrease was mainly due to a decrease in selling, general and administrative expenses as well as in salaries and employee benefits, as described below. We expect that operating expenses will maintain at their current level with minimal increases in the current year.

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel's restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses decreased by 12.1% for the nine months ended March 31, 2012 from the nine months ended March 31, 2011. Other hotel operating expenses were 2.5% of hotel revenues for the nine months ended March 31, 2012 as compared to 2.0% for the nine months ended March 31, 2011. The decrease in other hotel operating expenses for the nine months ended March 31, 2012 is primarily attributable to the decreased business in Jin Ma Hotel.

Bad Debt Recovery. For the nine months ended March 31, 2012, bad debt recovery income amounted to $175,510 as compared to bad debt recovery income of $196,903 for the nine months ended March 31, 2011, a decrease of $21,393 or 10.9% and relates to the collection of receivable balances previously written off. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in the Jin Ma Companies existing accounts and other receivables. We periodically review the Jin Ma Companies’ accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Salaries and Employee Benefits. For the nine months ended March 31, 2012, salaries and employee benefits amounted to $521,294 as compared to $711,807 for the nine months ended March 31, 2011, a decrease by $190,513 or 26.8%. Compensation paid to our directors decreased as a result of the resignations of two directors in the first quarter of 2012. The substitution of the Company's ex-CFO, an American with Mr. Li Xiaodong, a local Chinese citizen, also contributed to the decrease of salaries expenses. We expect that salaries and employee benefits will fluctuate with business in the current year.

Depreciation. For the nine months ended March 31, 2012, depreciation increased by 10.4% as compared to the nine months ended March 31, 2011. This increase was primarily due to an update of the Company’s fixed assets for which additional depreciation began in the first quarter of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of selling, office expenses and supplies, utilities, insurance, telephone and communications, maintenance and automobile expense incurred by the Jin Ma Companies as well as expenses incurred by us which primarily consist of professional and other fees. Selling, general and administrative expenses decreased 51.8% for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. The decrease was primarily attributable to the decrease in professional fees as a result of our decreased activities in the U.S. capital markets.

Total Other (Expenses) Income. For the nine months ended March 31, 2012, we recorded other expenses of $64,680 as compared to other income of $796,327 for the nine months ended March 31, 2011. For the nine months ended March 31, 2012 and 2011, other (expenses) income mainly consisted of the following:

•
for the nine months ended March 31, 2012, we recorded a gain of $42,373 as compared to $461,929 for the nine months ended March 31, 2011 related to the change in fair value of derivative liabilities associated with warrants;

•
for the nine months ended March 31, 2012, we recorded interest income of $562,298 as compared to interest income of $705,322 for the nine months ended March 31, 2011, a decrease of $143,024 attributable to the recording of interest income of $159,220 from the collection of the payments from the Chemistry School for the nine months ended March 31, 2011 and no such interest income collected for the nine months ended March 31, 2012; and

•
for the nine months ended March 31, 2012, we recorded interest expense of $669,351 as compared to $377,728 for the nine months ended March 31, 2011, a 77.2% increase which was attributable to an increase in the average loans payable balance during the nine months ended March 31, 2012 and an increase of interest rates compared to the nine months ended March 31, 2011.

Provision for Income Taxes. Provision for income taxes decreased by 8.2% for the nine months ended March 31, 2012 (26.3% of income before income taxes) from for the nine months ended March 31, 2011 (26.2% of income before income taxes). The decrease in the provision for income taxes was attributable to a decrease in the income before income taxes related to our Chinese subsidiaries and the VIEs.

Net Income. Net income decreased 8.8% for the nine months ended March 31, 2012 from the nine months ended March 31, 2011. This decrease was primarily attributable to the decrease in other (expenses) income offset by a decrease in operating expenses and provision for income taxes as described above. This translates to basic net income per common share of $1.54 and $1.88 respectively, and diluted net income per common share of $1.54 and $1.86 for the nine months ended March 31, 2012 and 2011, respectively.

Comprehensive Income. For the nine months ended March 31, 2012, we reported unrealized gain on foreign currency translation of $1,186,550 as compared to $1,407,022 for the nine months ended March 31, 2011 which reflects the effect of the declining value of the U.S. dollar. These gains are non-cash items. As described elsewhere herein, the functional currency of our China subsidiaries and variable interest entities is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and do not have a significant effect on our consolidated financial statements. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $4,544,370 for the nine months ended March 31, 2012 as compared to comprehensive income of $5,088,550 for the nine months ended March 31, 2011.

Comparison of Three Months Ended March 31, 2012 and Three Months Ended March 31, 2011.

	For the Three Months Ended March 31,
	2012	% of Total Net Revenues		2011	% of Total Net Revenues
NET REVENUES
Construction	$10,183,420	94.3		$7,994,860	89.6
Hotel	612,507	5.7		739,027	8.3
Real estate	-	-		193,661	2.1
Total Revenues	10,795,927	100.0		8,927,548	100.0
COST OF SALES
Construction	8,725,881	85.7	*	6,851,787	85.7	*
Hotel	327,722	53.5	*	414,640	56.1	*
Real estate	-	-	*	130,334	67.3	*
Total Cost of Sales	9,053,603	83.9		7,396,761	82.9
GROSS PROFIT
Construction	1,457,539	14.3	*	1,143,073	14.3	*
Hotel	284,785	46.5	*	324,387	43.9	*
Real estate	-	-	*	63,327	32.7	*
Total Gross Profit	$1,742,324	16.1		$1,530,787	17.1

* Represents percentage of respective segments total net revenues

 Net Revenues. For the third quarter of 2012, our overall net revenues increased 20.9% from the third quarter of 2011. The increase in revenues was mainly due to the net effect of increased business in our construction operations and decreased business in our hotel and real estate operations.

Net revenues related to Jin Ma Construction by construction project are summarized as follows:

Project Name	For the Three Months Ended March 31, 2012	% (*)	For the Three Months Ended March 31, 2011	% (*)
Haitianshengdi project	$6,064,765	59.6	$-	-
Xinyuan residential project	3,118,606	30.6	-	-
Fuhengyuan residential No. 11 – No. 19 project	996,836	9.8	-	-
Tiantixingyuan No. 1 – No. 7 project	-	-	4,894,300	61.2
Fuhengyuan residential No. 1 – No. 10 project	-	-	2,995,806	37.5
Jianhe Garden residential project	-	-	104,771	1.3
Others	3,213	-	(17)	-
Total construction segment net revenues	$10,183,420	100.0	$7,994,860	100.0

*      Represents percentage of construction segment net revenues.

The increase in Jin Ma Construction’s revenue for the third quarter of 2012 as compared to the third quarter of 2012 was attributable to the timing of Jin Ma Construction’s business as well as a turnaround in the real estate market in Hohhot which occurred in the second quarter of 2011.

Net revenues for Jin Ma Hotel’s operations decreased 17.1% for the third quarter of 2012 from the third quarter of 2011 primarily due to keen competition in the hotel, banquet and catering business as a result of more hotels commencing operation in the city of Hohhot in the second quarter of 2012. We continue to focus our marketing efforts to attract more tour groups to stay in our hotel and more local customers to our banquet facilities.

For the three months ended March 31, 2012 and 2011, net revenues from real estate operations are summarized as follows:

Project Name	For the three months ended March 31,
	2012	2011
Building 1 to 4 of Procuratorate Housing Estates	$-	$91,451
Vocational School	-	1,132
Chemistry College	-	101,078

	$-	$193,661

Net revenues for Jin Ma Real Estate’s operations decreased 100.0%, for the third quarter of 2012 from the third quarter of 2011. The decrease was attributable to a lack of inventory of apartment units available for sale and the overdue payment from the Chemistry School.

Cost of Revenues. Overall, cost of revenues as a percentage of net revenues increased slightly from 82.9% for the third quarter of 2011 to 83.9% of net revenues for the third quarter of 2012. This overall change included the following segment changes:

•
Cost of revenues as a percentage of net revenues from Jin Ma Construction’s operation for the third quarter of 2012 had no movement and remained at 85.7% for the third quarter of 2012 and 2011. The percentage had no fluctuation because Jin Ma Construction usually enters into project contracts with a stable gross profit margin rate.

•
Cost of revenues as a percentage of net revenues for Jin Ma Hotel’s operations for the third quarter of 2012 decreased to 53.5% from 56.1% for the third quarter of 2011. Since the Company has to spend large amount of fixed cost in hotel operation, the decreased business in Jin Ma Hotel lead the decrease of this percentage.

•	With nil in net revenue for Jin Ma Real Estate’s operations for the third quarter of 2012, there were no costs of revenues for Jin Ma Real Estate’s operation incurred for the third quarter of 2012.

Gross Profit. Gross profit increased by 13.8% for the third quarter of 2012 from the third quarter of 2011. Gross profit margin decreased slightly from 17.1% for the third quarter of 2011 to 16.1% for the third quarter of 2012. The increase in gross profit was mainly attributable to increased business in our construction operation.

Total Operating Expenses. For the third quarter of 2012, overall operating expenses decreased 24.9% from the third quarter of 2011. This decrease was mainly due to a decrease in salaries and employee benefits as well as a decrease in selling, general and administrative expenses, offset by an increase in depreciation, as described below.

Other Hotel Operating Expenses. Other hotel operating expenses represent costs and expenses associated with operating Jin Ma Hotel's restaurant and banquet facilities and hotel operating expenses except for food and beverage costs which have been included in cost of revenues. Other hotel operating expenses decreased 4.8% for the third quarter of 2012 from the third quarter of 2011. Other hotel operating expenses were 2.4% of hotel revenues for the third quarter of 2012 as compared to 2.1% for the third quarter of 2011 due to the decreased business in Jin Ma Hotel.

Bad Debt Recovery. For the third quarter of 2012, bad debt recovery income amounted to $3,455 as compared to bad debt recovery income of $1,291 for the third quarter of 2011which related to the collection of aged receivable balances previously written off.

Salaries and Employee Benefits. For the third quarter of 2012, salaries and employee benefits decreased 38.2% as compared to the third quarter of 2011. Compensation paid to our directors decreased as a result of the resignations of two directors in first quarter of 2012 and the salary expenses of Jin Ma Hotel and Jin Ma Real Estate decreased as a result of a decline in salary resulting from decreased business. We expect that salaries and employee benefits will fluctuate with business in the current year.

Depreciation. For the third quarter of 2012, depreciation increased 9.9% as compared to the third quarter of 2011. This increase was primarily due to our newly purchased fixed assets for which additional depreciation began in the first quarter of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 57.2% for the third quarter of 2012 compared to the third quarter of 2011. The decrease was primarily attributable to the decrease in professional fees as a result of our decreased activities in the U.S. capital markets.

Total Other (Expenses) Income. In the third quarter of 2012, we recorded other expenses of $236,881 as compared to other income of $233,539 in the third quarter of 2011. In the third quarter of 2012 and 2011, other (expenses) income primarily consisted of the following:

•	in the third quarter of 2012, we recorded a gain of $10,154 compared to $304,837 in the third quarter of 2011 related to the change in fair value of derivative liabilities associated with warrants;

•
in the third quarter of 2012, we recorded interest income of $2,404 as compared to interest income of $54,462 in the third quarter of 2011, a decrease of $52,058. The 2011 annual installment payment from the Chemistry School was collected in the first, third and fourth quarter of 2011 and the related interest income was split between the three quarters of 2011 accordingly, whereas the 2012 annual installment payment from the Chemistry School is overdue and no payment was collected up to March 31, 2012. Thus, the interest income decreased sharply; and

•
in the third quarter of 2012, we recorded interest expense of $249,439 as compared to $125,722 in the third quarter of 2011, an increase by $123,717 or 98.4% which was attributable to an increase in the average loans payable balance and an increase of interest rates compared to the third quarter of 2011.

Provision for Income Taxes. Total provision for income taxes decreased 5.8% in the third quarter of 2012 (25.8% of income before income taxes) from the third quarter of 2011 (24.8% of income before income taxes). The decrease in the provision for income taxes was attributable to a decrease in income before income taxes related to our Chinese subsidiaries and the VIEs.

Net Income. Net income decreased 10.5% for the third quarter of 2012 from the third quarter of 2011. This decrease was primarily attributable to the decrease in other income offset by a decrease in operating expenses and provision for income taxes as well as an increase in gross profit, as described above. This translates to basic net income per common share of $0.36 and $0.44, and diluted net income per common share of $0.36 and $0.44, for the three months ended March 31, 2012 and 2011, respectively.

Comprehensive Income. For the third quarter of 2012, we reported unrealized gain on foreign currency translation of $335,815 as compared to $252,349 for the third quarter of 2011 which reflects the effect of the declining value of the U.S. dollar. As a result of this non-cash foreign currency translation gain, we reported comprehensive income of $1,115,990 for the third quarter of 2012 as compared to comprehensive income of $1,123,782 for the third quarter of 2011.

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

At March 31, 2012, we had a cash balance of $376,686, 99.6% of which is located in financial institutions in China under the control of the Jin Ma Companies.

Our working capital increased by $4,569,135 to $10,046,556 at March 31, 2012 from a working capital balance of $5,477,421 at June 30, 2011. This increase in working capital is primarily attributable to:

•	An increase in accounts receivable, net of allowance for doubtful accounts, of $8,423,599 due to timing of construction projects revenues billed to customers, and
•	An increase in notes receivable on sales type lease - current portion of $746,652 due to collection falling due from the Chemistry School,

Offset by:

•	An increase in loans payable – current portion of $99,692 due to more loan principal falling due within one year,
•	An increase in accounts payable of $3,388,983 due to construction projects payables to subcontractors,
•	An increase in due to related parties of $615,704 due to proceeds from related parties,
•	An increase in taxes payable of $575,003, and
•	A decrease in cost and estimated earnings in excess of billings of $64,013.

Our balance sheets at March 31, 2012 reflect loans payable of $5,238,585 due through June 2014 which were working capital loans made to the Jin Ma Companies by third parties. These loans bear annual interest rates ranging from 16.32% to 24% and will fall due between April 2012 and June 2014. Of this amount, approximately $4,747,961 is secured by the assets of Jin Ma Hotel and the remaining balances are unsecured. Additionally, approximately $648,888 of these loans mature within the next 12 months. The Jin Ma Companies expect to renew these loans as they become due.

The Jin Ma Companies intend to meet their liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash flow provided by operations and from the collection of outstanding accounts and notes receivable balances. We are confident that we will collect all outstanding accounts receivable and notes receivable balances . Additionally, for the nine months ended March 31, 2012, the Jin Ma Companies received advances from related parties owned by our chief executive officer of $611,127 which was used for working capital purposes. The terms of these advances are non interest bearing, unsecured and payable on demand. Upon acquiring land for future development, the Jin Ma Companies intend to raise funds to develop its projects by obtaining financing mainly from local banking institutions with which it has done business in the past. It also expects to fund projects through related party advances, from the collection of previous accounts receivable and from progress billings.
.

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

We require working capital to pay general and administrative expense, including audit, legal and related fees, associated with our reporting obligations under the Securities Exchange Act of 1934. Other than the management fees which are due us by the Jin Ma Companies, we do not presently have any other source of working capital. At March 31, 2012, we were owed approximately $34.6 million by the Jin Ma Companies. This amount is eliminated in the consolidation of our financial statements with those of the Jin Ma Companies. We continue to be reliant on the Jin Ma Companies to pay the service fees due us and/or to repay all or a portion of the funds advanced to the Jin Ma Companies. Even if the Jin Ma Companies pay all the past due amounts to us, it is possible that the Jin Ma Companies will continue to fail to timely pay our management fees. Although we have received funds from the Jin Ma Companies to fund our operation during fiscal 2012, if the quarterly service fees due under the Contractual Arrangement are not paid to us on a timely basis, it is possible that we will not have sufficient funds to pay our operating expenses in future periods, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Operating Activities

Net cash flow used in operating activities was $442,612 for the nine months ended March 31, 2012 as compared to net cash used in operating activities of $351,505 for the nine months ended March 31, 2011, an increase of $91,107.

For the nine months ended March 31, 2012, net cash flow used in operating activities was primarily attributable to:

•
net income of $3,357,820 adjusted for the add-back of non-cash items such as depreciation of $654,500, stock-based compensation of $11,250 as well as the reduction of net income for non-cash items such as bad debt recovery of $175,510 and a gain on changes in fair value of derivative liability of $42,373;

•	the receipt of cash from operations from changes in operating assets and liabilities such as:
▪	a decrease in notes receivable on sales type lease of $191,322 due to collection of payment;
▪	a decrease in costs and estimated earnings in excess of billings of $66,563 attributable to the progress billing of projects;
▪	an increase in accounts payable and accrued liabilities of $3,377,708 related to an increase in amounts due to subcontractors; and
▪	an increase in taxes payable of $612,271 primarily related to a time lag in payment.
•	offset by the use of cash from changes in operating assets and liabilities such as:
▪	an increase in accounts receivable of $8,008,158 due to timing of construction projects revenues billed to customers; and
▪	an increase in construction in progress of $418,983 due to development of real estate projects.

For the nine months ended March 31, 2011, net cash flow provided by operating activities was primarily attributable to:

•
net income of $3,681,528 adjusted for the add-back of non-cash items such as depreciation of $592,661, stock-based compensation of $116,716, warrants issued for service of $31,188, and the reduction of net income for non-cash items such as bad debt recovery of $196,903, and a gain on changes in fair value of derivative liabilities of $461,929 and;

•	the receipt of cash from operations from changes in operating assets and liabilities such as:
▪	a decrease in notes receivable of $388,573 due to the collections of annual payments due;
▪	a decrease in prepaid expenses of $208,882;
▪	a decrease in real estate held for sale of $223,351 attributable to the sale of units;
▪
an increase in accounts payable and accrued expenses of $18,121,600 related to an increase in amounts due to subcontractors which will be paid upon the collection of the related accounts receivable; and

▪	an increase in advances from customers of $50,901.
•	offset by the use of cash from changes in operating assets and liabilities such as:
▪	an increase in accounts receivable of $2,638,012;
▪	an increase in other receivable of $77,655;
▪	an increase in construction in progress of $19,447,318 due to development of real estate projects;
▪	a decrease in taxes payable of $854,777 primarily related to payments made; and
▪	a decrease in billings in excess of costs and estimated earnings of $91,225.

Investing Activities

Net cash flow used in investing activities was $1,147 for the nine months ended March 31, 2012 as compared to cash used in investing activities of $41,304 for the nine months ended March 31, 2011 for acquisition of equipment.

Financing Activities

Net cash flow provided by financing activities was $571,835 for the nine months ended March 31, 2012 which was attributable to proceeds from related parties of $611,127 offset by repayment of loan principal of $39,292. Net cash flow provided by financing activities was $435,548 for the nine months ended March 31, 2011 which was attributable to proceeds from related parties of $472,976 offset by repayment of loans payable of $37,428.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Jin Ma Real Estate guarantees a customer’s mortgage until the home and the title of ownership are delivered to the customer. If a property buyer defaults under the loan, Jin Ma Real Estate is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgage bank. Jin Ma Real Estate’s liability for guarantor’s obligation is valued based on the actual outstanding mortgage amount at each reporting period. For the nine months ended March 31, 2012 and 2011, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not suffered any losses.

The Jin Ma Companies have certain fixed contractual obligations and commitments that include future estimated payments. In according to footnote 46 to Release 33-8350 “Interpretation: Commission Guidance Regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 303(a)(5) of Regulation S-K, the Company estimated the cash requirements for interest based on the terms, principal and interests rates of the contractual obligations as of March 31, 2012. Changes in its business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide with certainty regarding the timing and amounts of payments.

The following table summarizes the Jin Ma Companies’ contractual obligations as of March 31, 2012 and the estimated interest to be recorded and paid in the future under the contractual obligations as well as the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Bank and other third party indebtedness	$5,238,585	$648,888	$4,589,697	--	--
Estimated interest	1,576,893	203,593	1,373,300	--	--
Total	$6,815,478	$852,481	$5,962,997	--	--

Off-balance Sheet Arrangements

Neither we nor the Jin Ma Companies have entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties other than the guarantee of mortgages for Jin Ma Real Estate’s customers in the normal course of business. For the nine months ended March 31, 2012 and 2011, the liability for guarantor’s obligation was not material and Jin Ma Real Estate has not incurred any losses related to the guarantee of mortgages. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2012, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of disclosure controls and procedures at March 31, 2012 under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Messrs. Yang and Li concluded that because of the continuing material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2012.   These material weaknesses, as described in our Annual Report on Form 10-K for the year ended June 30, 2011, included:

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

In order to correct these material weaknesses, we have committed to the establishment of effective internal audit functions, an effective audit committee and the addition of accounting staff in the Company as a whole with the proper expertise. We began our search for additional accounting staff during the nine months ended March 31, 2012, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region in which the Jin Ma Companies conduct operations, we were not able to hire sufficient internal audit resources and U.S. GAAP expertise before the end of the third quarter of 2012. However, during fiscal 2012 we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to our operations.

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

Gold Horse International, Inc.

Date: May 10, 2012	By:	/s/ Liankuan Yang
Liankuan Yang Chief Executive Officer, principal executive officer

Date: May 10, 2012	By:	/s/ Xiaodong Li
Xiaodong Li Chief Financial Officer, principal financial and accounting officer